Form 10-Q
period 1996-03-31
PARTY CITY CORP
filed 1996-05-15
CIK 1005972

 ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------

         FOR THE QUARTER ENDED                       COMMISSION FILE NUMBER
              MARCH 31, 1996                                 0-27826

                                -----------------

                             PARTY CITY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                  22--3033692
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)

        400 COMMONS WAY                                    07866
       ROCKAWAY, NEW JERSEY                              (ZIP CODE)

                                  201-983-0888
              (Registrant's telephone number, including area code)

                                -----------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      No:   X
                                       -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of May 9, 1996, there were outstanding 6,924,000 shares of Common Stock, $.01 par value.

                             PARTY CITY CORPORATION
                                      INDEX

                                                                                  Page No.
                                                                                  --------
Part I            Financial Information

                  Item 1.  Financial Statements:

                  Balance Sheets - March 31, 1996
                    and December 31, 1995                                            3

                  Statements of Operations - For the
                    Three Months Ended March 31, 1996 and 1995                       4

                  Statements of Stockholders' Equity                                 5

                  Statements of Cash Flows - For the
                    Three Months Ended March 31, 1996 and 1995                       6

                  Notes to Financial Statements                                      7

                  Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results
                    of Operations                                                    8

Part II           Other Information

                  Item 6.  Exhibits and Reports on Form 8-K                         11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             PARTY CITY CORPORATION
                                 BALANCE SHEETS


                                                                                     -----------------------------
                                                                                     MARCH 31,         DECEMBER 31,
                                                                                       1996              1995 (1)
                                                                                     -----------------------------
                                                                                    (UNAUDITED)
ASSETS
- ----------

CURRENT ASSETS:
  Cash and cash equivalents                                                          $15,366,173       $ 1,112,566
  Restricted assets for advertising fund                                                 667,832           541,919
  Receivables from franchisees:
    Royalty fees-net of allowance for doubtful accounts of $40,000 at
       December 31, 1995 and $51,335 at March 31, 1996                                   549,332           652,961
    Miscellaneous                                                                         69,563           108,343
  Merchandise Inventory                                                                4,553,294         3,840,926
  Due from affiliates                                                                     13,328             5,794
  Prepaid income taxes                                                                   124,854              --
  Deferred income taxes - current                                                        150,631           150,631
  Prepaid expenses and other current assets                                              272,124           315,620
                                                                                     -----------------------------
          TOTAL CURRENT ASSETS                                                        21,767,131         6,728,760

Propety and equipment - net                                                            3,289,169         3,195,738
Deferred income taxes                                                                    109,176           109,176
Other assets                                                                             275,075           273,898
                                                                                     -----------------------------

          TOTAL  ASSETS                                                              $25,440,551       $10,307,572
                                                                                     =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
  Accounts payable - trade                                                           $ 1,729,744       $ 1,960,873
  Accrued expenses                                                                     2,011,758         1,225,635
  Advertising fund                                                                       667,832           541,919
  Income taxes payable                                                                      --             514,458
  Current portion - long term debt                                                          --              22,725
  Due to affiliates                                                                         --               1,779
  Deferred revenue                                                                       613,417           462,383
                                                                                     -----------------------------

          TOTAL CURRENT LIABILITIES                                                    5,022,751         4,729,772
                                                                                     -----------------------------

LONG TERM LIABILITIES:
  Long-term debt - net of current portion                                                   --              49,565
  Other long term liablilities                                                           891,123           946,528
                                                                                     -----------------------------
          TOTAL LONG TERM LIABILITIES                                                    891,123           996,093
                                                                                     -----------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value: authorized shares - 10,000,000 at December 31,
   1995 and 25,000,000 at March 31, 1996; shares issued and outstanding -
   5,224,000 at December 31, 1995 and 6,924,000 at
   March 31, 1996                                                                         69,240            52,240
  Additional paid-in capital                                                          17,635,968         2,541,492
  Retained Earnings                                                                    1,821,469         1,987,975
                                                                                     -----------------------------

          TOTAL STOCKHOLDERS' EQUITY                                                  19,526,677         4,581,707
                                                                                     -----------------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $25,440,551       $10,307,572
                                                                                     =============================


(1) Derived from the audited financial statements for the year ended December 31, 1995.

                 See accompanying notes to financial statements

                             PARTY CITY CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                 Three Months Ended
                                                           ------------------------------
                                                            March 31,          March 31,
                                                              1996               1995
                                                           ------------------------------
                                                           (Unaudited)        (Unaudited)
REVENUES:
  Net sales                                                $ 4,562,271        $ 1,782,905
  Royalty fees                                               1,328,741            893,518
  Franchise fees                                                90,000            175,000
                                                           ------------------------------

      TOTAL REVENUES                                         5,981,012          2,851,423

EXPENSES:

  Cost of goods sold                                         2,385,984            923,091
  Company owned stores operating and selling expense         2,250,035            829,520
  Franchise expense                                            852,364            576,815
  General and administrative expense                           759,514            497,607
                                                           ------------------------------

      TOTAL EXPENSES                                         6,247,897          2,827,033
                                                           ------------------------------

      (LOSS)/INCOME BEFORE INTEREST AND INCOME TAXES          (266,885)            24,390

  Interest (Expense)/Income, Net                               (10,321)             3,735
                                                           ------------------------------

(LOSS)/INCOME BEFORE INCOME TAXES                             (277,206)            28,125

(Benefit)/Provision For Income Taxes                          (110,700)            11,000
                                                           ------------------------------

NET (LOSS)/INCOME                                          $  (166,506)       $    17,125
                                                           ==============================

NET (LOSS)/INCOME PER SHARE                                $     (0.03)       $      0.00
                                                           ==============================

Weighted average shares outstanding                          5,317,406          5,322,333
                                                           ==============================

                 See accompanying notes to financial statements

                             PARTY CITY CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                           Common Stock              Additional         Retained    Note Receivable-
                                                    --------------------------
                                                        Shares        Amount       Paid-In-Capital      Earnings     Sale of Stock
                                                    -------------------------------------------------------------------------------
 Balance-December 31,1994                             5,224,000    $    52,240      $   2,541,492     $   688,010      $   (49,348)

 Net income                                                                                                17,125

                                                    -------------------------------------------------------------------------------
 Balance-March 31,1995                                5,224,000         52,240          2,541,492         705,135          (49,348)

 Proceeds from note receivable                                                                                              49,348

 Net income                                                                                             1,282,840

                                                    -------------------------------------------------------------------------------
 Balance-December 31,1995                             5,224,000         52,240          2,541,492       1,987,975                -

 Sale of common shares                                1,700,000         17,000         16,983,000

 Expenses incurred on sale                                                             (1,888,524)

 Net (loss)                                                                                              (166,506)

                                                    -------------------------------------------------------------------------------
 Balance-March 31,1996                                6,924,000    $    69,240      $  17,635,968     $ 1,821,469        $       -
                                                    ===============================================================================


                 See accompanying notes to financial statements

                             PARTY CITY CORPORATION
                            STATEMENT OF CASH FLOWS


                                                                  THREE MONTHS ENDED
                                                           --------------------------------
                                                             MARCH 31,           MARCH 31,
                                                               1996                1995
                                                           --------------------------------
                                                            (UNAUDITED)         (UNAUDITED)
Cash Flow from Operating Activities:
Net (loss)/income                                          $   (166,506)       $     17,125
Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization                               130,259              56,187

  Changes in assets and liabilities:
     Sale (purchase) of marketable securities                      --              (782,346)
     Royalty fees receivable                                    103,629              38,705
     MIscellaneous receivable                                    38,780             (13,897)
     Merchandise inventory                                     (712,368)           (186,374)
     Due to/from affiliates                                      (9,313)             15,062
     Prepaid income taxes                                      (124,854)            (63,063)
     Prepaid expenses and other current assets                   43,496              22,894
     Other assets                                                (1,177)            (18,765)
     Accounts payable                                          (231,129)            414,141
     Accrued expenses                                           786,123            (266,827)
     Income taxes payable                                      (514,458)            (82,513)
     Deferred revenue                                           151,034              15,017
     Long term liabilities                                      (55,405)             58,543

                                                           --------------------------------
NET CASH USED IN OPERATING ACTIVITIES                          (561,889)           (776,111)
                                                           --------------------------------

Cash Flow from Investment Activities:
  Purchases of Property, Plant and Equipment                   (223,690)           (156,449)

                                                           --------------------------------
NET CASH USED IN INVESTING ACTIVITIES                          (223,690)           (156,449)
                                                           --------------------------------
Cash Flow from Financing Activities:
  Net Proceeds from Sale of Stock                            15,111,476                --
  Proceeds from long term debt                                     --                55,033
  Repayments of long term debt                                  (72,290)             (8,105)

                                                           --------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    15,039,186              46,928
                                                           --------------------------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS         14,253,607            (885,632)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                1,112,566           1,493,611
                                                           --------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 15,366,173        $    607,979
                                                           ================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income Taxes Paid                                          $    507,545        $     74,063

Interest Paid                                              $     12,414        $        661

                 See accompanying notes to financial statements

                             PARTY CITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - INITIAL PUBLIC OFFERING

         On March 27, 1996, the Company completed an initial public offering of 1,700,000 shares of common stock, $.01 par value, at an initial offering price of $10 per share, resulting in total outstanding shares of 6,924,000. Proceeds to the Company, net of offering expenses were $15,111,476.

NOTE 2 - BASIS OF PRESENTATION

         The balance sheet as of March 31, 1996, the statements of income and cash flows for the three months ended March 31, 1996 and March 31, 1995 and the statements of stockholders' equity as of March 31, 1996 and March 31, 1995 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1996, and March 31, 1995 have been made. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, reference is made to the financial statements and notes thereto included in the Company's Form S-1 for the year ended December 31, 1995.

         The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

NOTE 3 - STOCK OPTION PLAN

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which was effective for the Company as of January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its annual financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

         During the first four years of operations, the Company concentrated its efforts on building the base of its franchise stores, evaluating the performance of product categories and suppliers, improving store merchandising and refining its store design, procedures and systems. In late 1993, the Company made the strategic decision to begin opening Company-owned stores due to the successful store model developed in the franchise system. In January 1994, the first Company-owned store was opened in Orlando, Florida. Six additional Company-owned stores were opened in the third and fourth quarters of 1994.

         Franchise revenues are generated from royalties received on sales and initial franchise fees which are recognized at the time a store opens. All stores opened after January 1, 1993 pay a royalty fee of 4.0% of net sales. Stores opened prior to 1993 have royalty rates ranging from 2.0% to 4.0% of net sales. Franchise fees are currently $30,000 to open a new store. Franchise expenses are those costs directly related to the Company's management of franchise operations and consist primarily of payroll, travel, advertising and legal expenses as well as an allocation of home office occupancy expenses.

         The Company's business is seasonal, with its highest revenue levels occurring in the fourth quarter. This period, which includes the Halloween, Thanksgiving, Christmas, Hanukkah and New Year's Eve selling seasons, accounts for a significant portion of the Company's total revenues and profitability. In addition, the timing of new store openings, coupled with the related pre-opening expenses, may cause the Company's quarterly results to fluctuate.

         Earnings per share is computed using the weighted average common stock equivalent shares outstanding during each period. As of March 31, 1995, the weighted average shares include the additional shares issuable in connection with the Company's 1994 Amended Stock Option Plan assuming such options were outstanding, calculated under the treasury stock method using a $9.00 per share assumed initial public offering price. For the three months ended March 31, 1996, the weighted average shares do not include the above mentioned options, which are antidilutive, due to the net loss for the quarter.

         Same store sales increases or decreases are calculated for stores open at least thirteen full months. Because of the small base of Company-owned stores, comparisons of operations between periods may indicate large percentage variations.

RESULTS OF OPERATIONS

Company-owned Stores

         Net sales from Company-owned stores were $4,562,271 for the three months ended March 31, 1996 compared to $1,782,905 for the three months ended March 31, 1995. The 1996 results include nine additional stores which opened during the last three quarters of 1995. The 1995 amount represents sales from seven stores. $2,387,359 of the sales increase is attributable to new store openings. Stores open in the first quarter 1995 had a 22.1% same store sales increase for the first quarter 1996. Gross profit for the three months ended March 31, 1996 was $2,176,287 compared to $859,814 for the three months ended March 31, 1995. The increase in 1996 was due to increased sales volume. Gross margin was 47.7% and 48.2% for the three months ended March 31, 1996 and 1995, respectively.

         Store operating and selling expenses were $2,250,035 for the three months ended March 31, 1996 compared to $829,520 in the comparable 1995 period. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during the first quarter 1996. Company-owned stores showed a loss of $73,748 for the three months ended March 31, 1996, compared to a profit contribution of $30,294 for the comparable 1995 period. This is primarily due to losses sustained in the new stores opened during the third and fourth quarters of 1995. First quarter sales do not typically cover the expense structure until a store has reached a certain level of maturity in the second year. This trend is expected to continue until the Company has a larger base of mature stores.

Franchise Operations

         Franchise revenue is composed of the initial franchise fees (currently $30,000 per store) which is recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Franchise fees, recognized on the three store openings during the three months ended March 31, 1996 were $90,000 compared to $175,000 during the three months ended March 31, 1995, which represents seven store openings. The reduction in franchise fees caused by fewer store openings was partially offset by the increase in such fees to $30,000 from $25,000 per store with respect to franchise agreements signed after January 1, 1995. Royalty fees increased 48.7% to $1,328,741 in the three months ended March 31, 1996 from $893,518 in the three months ended March 31, 1995. Franchise same store sales increases for the three months ended March 31, 1996 were 14.9%.

         Expenses directly related to franchise revenue increased $275,549 to $852,364 for the three months ended March 31, 1996 from $576,815 for the three months ended March 31, 1995. As a percentage of franchise revenue, franchise expenses were 60.1% and 54.0% for the quarters ended March 31, 1996 and 1995, respectively. This increase is primarily attributable to additional franchise personnel required to operate this portion of the Company's business and the necessary infrastructure to support such employees, as well as the timing of other franchise related expenses.

         Franchise profit contribution increased 15.2% to $566,377 for the three months ended March 31, 1996 from $491,703 for the three months ended March 31, 1995. The increase in franchise profit contribution is due to the increase in royalty fees attributable to the opening of new franchises and increases in existing franchise store sales offset in part by a decrease in franchise fees and an increase in franchise expenses, as discussed above.

General and Administrative

         General and administrative expenses increased to $759,514 from $497,607, or 52.6% in the first quarter 1996 from the first quarter 1995. The increase is primarily attributable to an increase in payroll and related benefits, recruitment of new employees and increased travel as a result of establishing the necessary organizational infrastructure to allow the Company to build the Company-owned store base.

Net Income

         For the first quarter 1996, the Company reported a net loss of $166,506 and a loss per share of $0.03 as compared to net income of $17,125 and earnings per share of $0.00 for the first quarter 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities for the three months ended March 31, 1996 was $561,889. The net loss of $166,506, increases in merchandise inventory of $712,368 and a reduction in income taxes payable of $514,458 were offset by depreciation and amortization of $130,259, a decrease in royalty fees receivable of $103,629, an increase in accrued expenses of $786,123 as well as other net changes in operating assets and liabilities.

         Cash used in investing activities of $223,690 for property and equipment additions necessary to support the growth in Company-owned stores was substantially funded by the Company's existing available cash. The public sale of the Company's stock for $15,111,476, net of offering expenses, was used to pay-off all of the Company's long-term debt in the amount of $72,290.

         Cash used in operating activities for the three months ended March 31, 1995 was $776,111 (consisting primarily of $17,125 generated by net income, $56,187 of depreciation and amortization expense and a $414,141 increase in accounts payable offset by cash used in the purchase of merchandise inventory of $186,374, the purchase of marketable securities of $782,346 as well as other net changes in operating assets and liabilities). Cash used in investing activities for the purchase of property and equipment to support the opening of Company-owned stores for the period was $156,449, which was substantially funded by the Company's existing available cash. As a result of the operating, investing and financing activities, cash decreased by $885,632 for the three months ended March 31, 1995.

         During February 1995, the Company obtained a revolving credit/term loan facility in the amount of $2,500,000. In September 1995, this credit facility was amended to increase borrowings available under the facility. Under the amended facility, the Company had the right to draw down amounts as follows; $3,500,000 through October 30, 1995, $4,000,000 from October 31, 1995 to January
30, 1996, $4,500,000 from January 31, 1996 to April 29, 1996 and $5,000,000 from
April 30, 1996 until June 30, 1998. The amended facility expires June 30, 1998, with the amount of borrowings outstanding at June 30, 1996, 1997 and 1998 to be, at the option of the Company, repaid or converted to a four-year term loan with a corresponding reduction in the amount available under the credit facility. Both the revolving credit facility and term loans bear interest at the bank's prime rate plus 1/4 of 1% and are collateralized by all assets of the Company. The Company must pay a quarterly commitment fee of 1/2 of 1% of the unused amount of the available facility. The credit facility contains various covenants including, among others, restriction on capital expenditures, the maintenance of a defined minimum tangible net worth, interest coverage ratio, total compliance with such loan agreement covenants. At March 31, 1996, the Company was in compliance with such loan agreement covenants. There was no outstanding balance of the facility at March 31,1996.

                            PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         No exhibits and reports on Form 8-K have been filed during the quarter for which this report has been filed.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                             PARTY CITY CORPORATION

                             By          /s/ STEVEN MANDELL
                                -----------------------------------------
                                      (Steven Mandell)
                                      President & Chief Executive Officer

                             By         /s/ PERRY KAPLAN
                                -----------------------------------------
                                      (Perry Kaplan)
                                      Executive Vice President

                             By        /s/ DAVID LAUBER
                                -----------------------------------------
                                      (David Lauber)
                                      Chief Financial &
                                      Principal Accounting Officer

Date:  May 9, 1996

              EXHIBIT INDEX


Exhibit No.                Description
- -----------                -----------
    27                  Financial Data Schedule