Form 10-Q
period 1996-06-30
PARTY CITY CORP
filed 1996-08-14
CIK 1005972

 ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------

         FOR THE QUARTER ENDED                  COMMISSION FILE NUMBER
              JUNE 30, 1996                            0-27826

                                -----------------

                             PARTY CITY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 22--3033692
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

        400 COMMONS WAY                                   07866
      ROCKAWAY, NEW JERSEY                              (ZIP CODE)

                                  201-983-0888
              (Registrant's telephone number, including area code)
                                -----------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes ____         No:  __X__

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of August 9, 1996, there were outstanding 6,944,000 shares of Common Stock, $.01 par value.

                             PARTY CITY CORPORATION
                                      INDEX

                                                                                        Page No.
Part I            Financial Information

                  Item 1.  Financial Statements:

                  Balance Sheets - June 30, 1996
                    and December 31, 1995                                                  3

                  Statements of Income - For the
                    Three Months Ended June 30, 1996 and 1995                              4
                    and the Six Months Ended June 30, 1996 and 1995

                  Statements of Cash Flows - For the
                    Six Months Ended June 30, 1996 and 1995                                5

                  Notes to Financial Statements                                            6

                  Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results
                    of Operations                                                          7

Part II                    Other Information

                  Item 6.  Exhibits and Reports on Form 8-K                               11

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             PARTY CITY CORPORATION
                                 BALANCE SHEETS

                                                                                     JUNE 30,          DECEMBER 31,
                                                                                       1996                1995
                                                                                  ---------------------------------

ASSETS
- --------------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $ 15,483,440        $ 1,112,566
  Restricted assets for advertising fund                                               237,404            541,919
  Receivables from franchisees:
    Royalty fees-net of allowance for doubtful accounts of $40,000 at
       December 31, 1995 and $69,543 at June 30, 1996                                  666,359            652,961
    Miscellaneous                                                                      243,682            108,343
  Merchandise Inventory                                                              5,016,372          3,840,926
  Due from affiliates                                                                   19,830              5,794
  Deferred income taxes - current                                                      150,631            150,631
  Prepaid expenses and other current assets                                            491,631            315,620
                                                                                  --------------------------------

              TOTAL CURRENT ASSETS                                                  22,309,349          6,728,760

Propety and equipment - net                                                          3,979,711          3,195,738
Deferred income taxes                                                                  109,176            109,176
Other assets                                                                           288,242            273,898
                                                                                  --------------------------------

              TOTAL  ASSETS                                                       $ 26,686,478        $10,307,572
                                                                                  ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Accounts payable - trade                                                        $  2,166,001        $ 1,960,873
  Accrued expenses                                                                   2,354,409          1,225,635
  Advertising fund                                                                     237,404            541,919
  Income taxes payable                                                                  12,081            514,458
  Current portion - long term debt                                                           -             22,725
  Due to affiliates                                                                          -              1,779
  Deferred revenue                                                                     675,602            462,383
                                                                                  --------------------------------

              TOTAL CURRENT LIABILITIES                                              5,445,497          4,729,772
                                                                                  --------------------------------

LONG TERM LIABILITIES:
  Long-term debt - net of current portion                                                    -             49,565
  Other long term liablilities                                                       1,267,163            946,528
                                                                                  --------------------------------
              TOTAL LONG TERM LIABILITIES                                            1,267,163            996,093
                                                                                  --------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value: authorized shares
  - 10,000,000 at December 31, 1995 and 25,000,000 at
  June 30, 1996; shares issued and outstanding -
  5,224,000 at December 31, 1995 and 6,944,000 at
  June 30, 1996                                                                         69,440             52,240
  Additional paid-in capital                                                        17,583,741          2,541,492
  Retained Earnings                                                                  2,320,637          1,987,975

              TOTAL STOCKHOLDERS' EQUITY                                            19,973,818          4,581,707
                                                                                  --------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 26,686,478        $10,307,572
                                                                                  ================================


                See accompanying notes to financial statements.

                             PARTY CITY CORPORATION
                              STATEMENTS OF INCOME

                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                 ----------------------------       -----------------------------
                                                    JUNE 30,       JUNE 30,            JUNE 30,         JUNE 30,
                                                      1996          1995                 1996             1995
                                                 ----------------------------       -----------------------------
REVENUES:
  Net sales                                      $ 6,338,685      $ 2,659,151        $10,900,956      $ 4,442,056
  Royalty fees                                     1,772,733        1,276,191          3,101,474        2,169,709
  Franchise fees                                     175,000          230,000            265,000          405,000
                                                 -----------------------------       ----------------------------

      TOTAL REVENUES                               8,286,418        4,165,342         14,267,430        7,016,765

EXPENSES:
  Cost of goods sold                               3,318,497        1,373,905          5,704,481        2,296,996
  Company owned stores operating and
    selling expense                                2,625,421        1,082,062          4,875,456        1,911,582
  Franchise expense                                  919,585          721,487          1,771,949        1,298,302
  General and administrative expense                 761,968          649,146          1,521,482        1,146,753
                                                 -----------------------------       ----------------------------

      TOTAL EXPENSES                               7,625,471        3,826,600         13,873,368        6,653,633
                                                 -----------------------------       ----------------------------

      INCOME BEFORE INTEREST AND INCOME TAXES        660,947          338,742            394,062          383,132

  Interest (Expense)/Income, Net                     170,021            8,180            159,700          11,915
                                                 -----------------------------       ----------------------------

INCOME BEFORE INCOME TAXES                           830,968          346,922            553,762          375,047

Provision For Income Taxes                           331,800          139,000            221,100          150,000
                                                 -----------------------------       ----------------------------

NET INCOME                                       $   499,168      $   207,922        $   332,662      $   225,047
                                                 =============================       ============================

NET INCOME PER SHARE                             $      0.07      $      0.04        $      0.05      $      0.04
                                                 =============================       ============================

Weighted average shares outstanding                7,109,160        5,322,333          6,280,210        5,322,333
                                                 =============================        ===========================

                See accompanying notes to financial statements.

                             PARTY CITY CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                          SIX MONTHS ENDED
                                                                                ------------------------------------------
                                                                                   JUNE 30,                      JUNE 30,
                                                                                     1996                          1995
                                                                                ------------------------------------------
Cash Flow from Operating Activities:
Net income                                                                      $    332,662                 $     225,047
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                    277,764                       105,475
  Changes in assets and liabilities:
     Sale (purchase) of marketable securities                                              -                        20,558
     Royalty fees receivable                                                         (13,398)                      (85,039)
     MIscellaneous receivable                                                       (135,339)                          275
     Merchandise inventory                                                        (1,175,446)                     (452,162)
     Due to/from affiliates                                                          (15,815)                      (39,461)
     Prepaid income taxes                                                                  -                        (5,743)
     Prepaid expenses and other current assets                                      (176,011)                        4,154
     Other assets                                                                    (14,344)                      (27,490)
     Accounts payable                                                                205,128                        36,710
     Accrued expenses                                                              1,128,774                       230,613
     Income taxes payable                                                           (502,377)                     (117,240)
     Deferred revenue                                                                213,219                       (40,550)
     Long term liabilities                                                           320,635                       152,781

                                                                                -------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            445,452                         7,928
                                                                                -------------------------------------------

Cash Flow from Investment Activities:
  Purchases of Property and Equipment                                             (1,061,737)                     (382,691)

                                                                                -------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                             (1,061,737)                     (382,691)
                                                                                -------------------------------------------

Cash Flow from Financing Activities:
  Net Proceeds from Sale of Stock                                                 15,009,449                             -
  Proceeds from exercise of Stock Options                                             50,000                             -
  Proceeds from long term debt                                                             -                        88,128
  Repayments of long term debt                                                       (72,290)                      (19,433)

                                                                                -------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         14,987,159                        68,695
                                                                                -------------------------------------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                              14,370,874                      (306,068)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     1,112,566                     1,493,611
                                                                                -------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 15,483,440                 $   1,187,543
                                                                                ===========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income Taxes Paid                                                               $    767,217                 $     241,188

Interest Paid                                                                   $     12,414                 $       2,58


                See accompanying notes to financial statements.

                             PARTY CITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - INITIAL PUBLIC OFFERING

         On March 27, 1996, the Company completed an initial public offering
(IPO) of 1,700,000 shares of common stock, $.01 par value, at an initial offering price of $10 per share. Proceeds to the Company, net of offering expenses of $1,990,551, were $15,009,449.

NOTE 2 - BASIS OF PRESENTATION

         The financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996, and June 30, 1995 have been made. Certain financial information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations and the financial statements and notes thereto included in the Company's Form S-1 for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

         The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the operating results to be expected for any other interim period or for the full year.

NOTE 3 - STOCK OPTION PLAN

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which was effective for the Company as of January 1, 1996. SFAS No. 123 requires expanded disclosures of stock- based compensation arrangements with employees and encourages, but does not require compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its annual financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

         During the first four years of its operation, the Company concentrated its efforts on building the base of its franchise stores, evaluating the performance of product categories and suppliers, improving store merchandising and refining its store design, procedures and systems. In late 1993, the Company made the strategic decision to begin opening Company-owned stores due to the successful store model developed in the franchise system. In January 1994, the first Company-owned store was opened in Orlando, Florida. Six additional Company-owned stores were opened in the third and fourth quarters of 1994. In 1995, the Company opened eight stores, one in the second quarter, six in the third quarter and two in the fourth quarter. Four additional company-owned stores were opened in the second quarter of 1996.

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

         Earnings per share is computed using the weighted average common stock equivalent shares outstanding during each period. Stock options issued pursuant to the Company's 1994 Amended Stock Option Plan, with exercise prices below the IPO price of $10.00 per share, during the twelve month period preceding the IPO ("Cheap Stock Options") have been included in the calculation of common stock equivalents using the treasury stock method, as if they had been outstanding from January 1, 1995. Stock options that are not cheap stock options have been included in the computation using the treasury stock method only when their effect would be dilutive.

         Same store sales increases or decreases are calculated for stores open at least thirteen full months. Because of the small base of Company-owned stores, comparisons of operations between periods may indicate large percentage variations.

RESULTS OF OPERATIONS

THREE MONTHS JUNE 30, 1996 COMPARED TO THREE MONTHS JUNE 30, 1995

Company-owned Stores

         Net sales from Company-owned stores were $6,338,685 for the three months ended June 30, 1996 compared to $2,659,151 for the three months ended June 30, 1995. The 1996 results include one store which opened during the second quarter of 1995, eight stores which opened during the last two quarters of 1995 and four stores which opened during the current quarter of 1996. The 1995 amount represents sales from eight stores, including one store which opened during that quarter. Stores open in the second quarter 1995 had a 17.5% same store sales increase for the second quarter 1996. Gross profit for the three months ended June 30, 1996 was $3,020,188 compared to $1,285,246 for the three months ended June 30, 1995. The increase in 1996 was mainly due to the additional stores as well as increased sales volume. Gross margin was 47.6% and 48.3% for the three months ended June 30, 1996 and 1995, respectively.

         As a result of the increased number of stores operated by the Company during the second quarter 1996, store operating and selling expenses were $2,625,421 compared to $1,082,062 in the comparable 1995 period. Company-owned stores showed a profit contribution of $394,767 for the three months ended June 30, 1996, compared to a profit contribution of $203,184 for the comparable 1995 period.

Franchise Operations

         Franchise revenue is composed of the initial franchise fees (currently $30,000 per store) which is recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Franchise fees, recognized on the six store openings during the three months ended June 30, 1996 were $175,000 compared to $230,000 during the three months ended June 30, 1995, which represents nine store openings. The reduction in franchise fees caused by fewer store openings was partially offset by the increase in such fees to $30,000 from $25,000 per store with respect to franchise agreements signed after January 1, 1995. Royalty fees increased 38.9% to $1,772,733 in the three months ended June 30, 1996 from $1,276,191 in the three months ended June 30, 1995. Franchise same store sales increases for the three months ended June 30, 1996 were 14.0%.

         Expenses directly related to franchise revenue increased $198,098 to $919,585 for the three months ended June 30, 1996 from $721,487 for the three months ended June 30, 1995. This increase is attributable to additional franchise personnel required to operate this portion of the Company's business and the necessary infrastructure to support such employees. As a percentage of franchise revenue, franchise expenses were 47.2% and 47.9% for the quarters ended June 30, 1996 and 1995, respectively.

         Franchise profit contribution increased 31.0% to $1,028,148 for the three months ended June 30, 1996 from $784,704 for the three months ended June 30, 1995. The increase in franchise profit contribution is due to the increase in royalty fees attributable to the opening of new franchises and increases in existing franchise store sales offset in part by a decrease in franchise fees and an increase in franchise expenses, as discussed above.

General and Administrative

         General and administrative expenses increased to $761,968 from $649,146 in the second quarter 1996 from the second quarter 1995. The 17.4% increase is primarily attributable to an increase in payroll and related benefits and increased travel as a result of establishing the necessary organizational infrastructure to allow the Company to build the Company-owned store base.

Net Income

         For the second quarter 1996, the Company reported net income of $499,168 and earnings per share of $0.07 as compared to net income of $207,922 and earnings per share of $0.04 for the second quarter 1995.

SIX MONTHS JUNE 30, 1996 COMPARED TO SIX MONTHS JUNE 30, 1995

Company-owned Stores

         Net sales from Company-owned stores increased to $10,900,956 in the six months ended June 30, 1996 from $4,442,056 in the six months ended June 30, 1995. Same store sales for the six months 1996 increased 19.4% over the same six month period last year. Gross profit for the six months ended June 30, 1996 was $5,196,475 compared to $2,145,060 for the comparable period in 1995. The increase in 1996 was due to increased sales volume. Gross margin was 47.7% and 48.3% for the six months ended June 30, 1996 and 1995, respectively.

         Store operating and selling expenses were $4,875,456 for the six months ended June 30, 1996 compared to $1,911,582 in the comparable 1995 period. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during the first and second quarters 1996. Company-owned stores' profit contribution was $321,019 for the six months ended June 30, 1996, compared to a profit contribution of $233,478 for the comparable 1995 period.

Franchise Operations

         Franchise fees, recognized on the nine store openings during the six months ended June 30, 1996 were $265,000 compared to $405,000 during the same period in 1995, which represents 16 store openings. Royalty fees increased to $3,101,474 in the six months ended June 30, 1996 from $2,169,709 in the six months ended June 30, 1995. Franchise same store sales increases for the six months ended June 30, 1996 were 14.4%.

         Expenses directly related to franchise revenue increased to $1,771,949 for the six months ended June 30, 1996 from $1,298,302 for the six months ended June 30, 1995.

         Franchise profit contribution was $1,594,524 for the six months ended June 30, 1996 compared to $1,276,407 for the six months ended June 30, 1995. The 24.9% increase in franchise profit contribution is due to the increase in royalty fees offset in part by a decrease in franchise fees and an increase in franchise expenses, as discussed above.

General and Administrative

        General and administrative expenses increased to $1,521,482 from $1,146,753 or 32.7% in the first six months 1996 from the same period in 1995. The increase is primarily attributable to an increase in payroll and related benefits, recruitment and moving of new employees and increased travel as a result of establishing the necessary organizational infrastructure to allow the Company to build the Company-owned store base.

Net Income

         For the first six months of 1996, the Company reported net income of $332,662 and earnings per share of $0.05 as compared to net income of $225,047 and earnings per share of $0.04 for the same period of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities for the six months ended June 30, 1996 was $445,452. Net income of $332,662, depreciation and amortization expense of $277,764, increases in accounts payable of $205,128 and accrued expenses of $1,128,774 were offset by increases in merchandise inventory of $1,175,446 and a reduction in income taxes payable of $502,377 as well as other net changes in operating assets and liabilities.

         Cash used in investing activities of $1,061,737 consisted of property and equipment additions necessary to support the growth in Company-owned stores and was substantially funded by the Company's existing available cash. Cash flows from financing activities consisted of the net proceeds of the public sale of the Company's stock of $15,009,449, offset by $77,290 which was used to repay all of the Company's outstanding long-term debt.

         During February 1995, the Company obtained a revolving credit/term loan facility in the amount of $2,500,000, which was amended in September 1995. Under the amended facility, the Company has available borrowings as follows; $3,500,000 through October 30, 1995, $4,000,000 from October 31, 1995 to January
30, 1996, $4,500,000 from January 31, 1996 to April 29, 1996 and $5,000,000 from
April 30, 1996 until June 30, 1998. The amended facility expires June 30, 1998. The Company has the option to convert its outstanding borrowings at June 30, 1996, 1997 and 1998 to a four-year term loan with a corresponding reduction in the amount available under the credit facility. Both the revolving credit facility and term loans bear interest at the bank's prime rate plus 1/4 of 1% and are collateralized by all assets of the Company. The Company must pay a quarterly commitment fee of 1/2 of 1% of the unused amount of the available facility. The credit facility contains various covenants including, among others, restriction on capital expenditures, the maintenance of a defined minimum tangible net worth, interest coverage ratio, total compliance with such loan agreement covenants. At June 30, 1996, the Company was in compliance with such loan agreement covenants. There was no outstanding balance of the facility at June 30,1996.

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

                                  PARTY CITY CORPORATION

                                  By          /s/ STEVEN MANDELL
                                    -------------------------------------------
                                           (Steven Mandell)
                                           President & Chief Executive Officer

                                  By         /s/ PERRY KAPLAN
                                    -------------------------------------------
                                           (Perry Kaplan)
                                           Executive Vice President

                                  By        /s/ DAVID LAUBER
                                    ------------------------------------------
                                           (David Lauber)
                                           Chief Financial &
                                           Principal Accounting Officer

Date:  August 13, 1996

                                EXHIBIT INDEX


EXHIBIT NO.                                     DESCRIPTION

     27                                   FINANCIAL DATA SCHEDULE