Form 10-Q
period 1996-09-30
PARTY CITY CORP
filed 1996-11-14
CIK 1005972

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                -----------------

         FOR THE QUARTER ENDED                       COMMISSION FILE NUMBER
           SEPTEMBER 30, 1996                               0-27826
                                -----------------

                             PARTY CITY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                              22--3033692
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

               400 COMMONS WAY                               07866
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


         As of November 11, 1996, there were outstanding 6,944,000 shares of Common Stock, $.01 par value.

                             PARTY CITY CORPORATION
                                      INDEX


                                                                        Page No.
                                                                        --------
Part I            Financial Information

                  Item 1.  Financial Statements:

                  Balance Sheets - September 30, 1996
                    and December 31, 1995                                    3

                  Statements of Income - For the
                    Three Months Ended September 30, 1996 and 1995
                    and the Nine Months Ended September 30, 1996 and 1995    4

                  Statements of Cash Flows - For the
                    Nine Months Ended September 30, 1996 and 1995            5

                  Notes to Financial Statements                              6

                  Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results
                    of Operations                                            7

Part II           Other Information

                  Item 6.  Exhibits and Reports on Form 8-K                 11

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                             PARTY CITY CORPORATION
                                 BALANCE SHEETS

                                                                          --------------------------------
                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                               1996             1995
                                                                          --------------------------------
ASSETS
--------------
CURRENT ASSETS:
  Cash and cash equivalents                                               $12,352,771          $ 1,112,566
  Restricted assets for advertising fund                                      109,513              541,919
  Receivables from franchisees:
    Royalty fees-net of allowance for doubtful accounts of $82,346 at
       September 30, 1996 and $40,000 at December 31, 1995                    784,109              652,961
    Miscellaneous                                                             689,187              108,343
  Merchandise Inventory                                                    12,308,082            3,840,926
  Due from affiliates                                                          11,716                5,794
  Prepaid income taxes                                                         58,865                   --
  Deferred income taxes - current                                             150,631              150,631
  Prepaid expenses and other current assets                                   820,570              315,620
                                                                          --------------------------------

              TOTAL CURRENT ASSETS                                         27,285,444            6,728,760

Property and equipment - net                                                6,512,075            3,195,738
Deferred income taxes                                                         109,176              109,176
Other assets                                                                  311,930              273,898
                                                                          --------------------------------

              TOTAL  ASSETS                                               $34,218,625          $10,307,572
                                                                          ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable - trade                                                $ 8,342,564          $ 1,960,873
  Accrued expenses                                                          2,940,707            1,225,635
  Advertising fund                                                            109,513              541,919
  Income taxes payable                                                             --              514,458
  Current portion - long term debt                                                 --               22,725
  Due to affiliates                                                                --                1,779
  Deferred revenue                                                            397,800              462,383
                                                                          --------------------------------

              TOTAL CURRENT LIABILITIES                                    11,790,584            4,729,772
                                                                          --------------------------------

LONG TERM LIABILITIES:
  Long-term debt - net of current portion                                          --               49,565
  Other long term liabilities                                               2,107,672              946,528
                                                                          --------------------------------
              TOTAL LONG TERM LIABILITIES                                   2,107,672              996,093
                                                                          --------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value: authorized shares -
   25,000,000 at September 30, 1996 and 10,000,000 at
   December 31, 1995; shares issued and outstanding -
   6,644,000 at September 30, 1996 and 5,224,000 at
   December 31, 1995                                                           69,440               52,240
  Additional paid-in capital                                               17,584,632            2,541,492
  Retained Earnings                                                         2,666,297            1,987,975
                                                                          --------------------------------

              TOTAL STOCKHOLDERS' EQUITY                                   20,320,369            4,581,707
                                                                          --------------------------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $34,218,625          $10,307,572
                                                                          ================================

                 See accompanying notes to financial statements

                             PARTY CITY CORPORATION
                              STATEMENTS OF INCOME

                                                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            ---------------------------------------------------------------------
                                                            SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,
                                                                 1996              1995                1996             1995
                                                            ---------------------------------------------------------------------

REVENUES:
  Net sales                                                 $ 7,507,165        $ 3,051,352         $18,408,121        $ 7,493,408
  Royalty fees                                                1,785,601          1,303,851           4,887,075          3,473,560
  Franchise fees                                                615,000            370,000             880,000            775,000
                                                            ------------------------------         ------------------------------

      TOTAL REVENUES                                          9,907,766          4,725,203          24,175,196         11,741,968

EXPENSES:

  Cost of goods sold                                          3,678,514          1,573,398           9,382,995          3,870,394
  Company owned stores operating and selling expense          4,088,554          1,630,179           8,964,010          3,541,761
  Franchise expense                                             969,622            734,862           2,741,571          2,033,164
  General and administrative expense                            767,246            956,934           2,288,728          2,103,687
                                                            ------------------------------         ------------------------------

      TOTAL EXPENSES                                          9,503,936          4,895,373          23,377,304         11,549,006
                                                            ------------------------------         ------------------------------

      INCOME/(LOSS) BEFORE INTEREST AND INCOME TAXES            403,830           (170,170)            797,892            192,962

  Interest Income, Net                                          171,830              1,310             331,530             13,225
                                                            ------------------------------         ------------------------------

INCOME/(LOSS) BEFORE INCOME TAXES                               575,660           (168,860)          1,129,422            206,187

Provision For Income Taxes                                      230,000            (67,000)            451,100             83,000
                                                            ------------------------------         ------------------------------

NET INCOME/(LOSS)                                           $   345,660        $  (101,860)        $   678,322        $   123,187
                                                            ==============================         ==============================

NET INCOME/LOSS) PER SHARE                                  $      0.05        $     (0.02)        $      0.10        $      0.02
                                                            ==============================         ==============================

Weighted average shares outstanding                           7,132,980          5,322,333           6,561,348          5,322,333
                                                            ==============================         ==============================

                 See accompanying notes to financial statements

                             PARTY CITY CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                    NINE MONTHS ENDED
                                                            ----------------------------------
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                                 1996                 1995
                                                            ----------------------------------

Cash Flow from Operating Activities:
Net income                                                  $    678,322         $    123,187
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                468,381              166,822

  Changes in assets and liabilities:
     Sale (purchase) of marketable securities                         --               20,558
     Royalty fees receivable                                    (131,148)            (224,550)
     MIscellaneous receivable                                   (580,844)             (57,026)
     Merchandise inventory                                    (8,467,156)          (3,110,544)
     Due to/from affiliates                                       (7,701)             (39,304)
     Prepaid income taxes                                        (58,865)            (347,190)
     Prepaid expenses and other current assets                  (504,950)            (359,140)
     Other assets                                                (38,032)             (45,291)
     Accounts payable                                          6,381,691            3,030,907
     Accrued expenses                                          1,715,072            1,166,848
     Income taxes payable                                       (514,458)            (117,240)
     Deferred revenue                                            (64,583)             140,709
     Long term liabilities                                     1,161,144              (10,982)
                                                            ----------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         36,873              337,764
                                                            ----------------------------------

Cash Flow from Investment Activities:
  Purchases of Property and Equipment                         (3,784,718)          (1,391,420)
                                                            ----------------------------------
NET CASH USED IN INVESTING ACTIVITIES                         (3,784,718)          (1,391,420)
                                                            ----------------------------------

Cash Flow from Financing Activities:
  Net proceeds from Sale of Stock                             15,010,340                   --
  Proceeds from exercise of Stock Options                         50,000                   --
  Proceeds from long term debt                                        --              288,128
  Repayments of long term debt                                   (72,290)             (28,954)

                                                            ----------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     14,988,050              259,174
                                                            ----------------------------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS          11,240,205             (794,482)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 1,112,566            1,493,611
                                                            ----------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 12,352,771         $    699,129
                                                            ==================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income Taxes Paid                                           $  1,080,051         $    469,713

Interest Paid                                               $     23,349         $      4,842


                 See accompanying notes to financial statements

                             PARTY CITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - INITIAL PUBLIC OFFERING

         On March 27, 1996, the Company completed an initial public offering
(IPO) of 1,700,000 shares of common stock, $.01 par value, issued by the Company, at an initial offering price of $10 per share. Proceeds to the Company, net of offering expenses of $1,989,660, were $15,010,340.

NOTE 2 - BASIS OF PRESENTATION

         The financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996, and September 30, 1995 have been made. Certain financial information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Form S-1 for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

         The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the operating results to be expected for any other interim period or for the full year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

         During the first four years of its operation, the Company concentrated its efforts on building the base of its franchise stores, evaluating the performance of product categories and suppliers, improving store merchandising and refining its store design, procedures and systems. In late 1993, the Company made the strategic decision to begin opening Company-owned stores due to the successful store model developed in the franchise system. In January 1994, the first Company-owned store was opened in Orlando, Florida. Six additional Company-owned stores were opened in the third and fourth quarters of 1994. In 1995, the Company opened nine stores, one in the second quarter, six in the third quarter and two in the fourth quarter. Four additional company-owned stores were opened in the second quarter of 1996 and ten in the third quarter of 1996.

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

RESULTS OF OPERATIONS

THREE MONTHS SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS SEPTEMBER 30, 1995

Company-owned Stores

         Net sales from Company-owned stores were $7,507,165 for the three months ended September 30, 1996 compared to $3,051,352 for the three months ended September 30, 1995. The 1996 results include six stores which opened during the third quarter of 1995, two stores which opened during the last quarter of 1995, four stores which opened during the second quarter of 1996 and ten stores which opened during the current quarter of 1996. The 1995 amount represents sales from 14 stores, including six stores which opened during that quarter. Stores open in the third quarter 1995 had a 17.4% same store sales increase for the third quarter 1996. Gross profit for the three months ended September 30, 1996 was $3,828,651 compared to $1,477,954 for the three months ended September 30, 1995. The increase in 1996 was mainly due to the additional stores as well as increased sales volume. Gross margin was 51.0% and 48.4% for the three months ended September 30, 1996 and 1995, respectively.

         As a result of the increased number of stores operated by the Company during the third quarter 1996, store operating and selling expenses were $4,088,554 compared to $1,630,179 in the comparable 1995 period. The 1996 expenses included pre-opening expenses for the ten stores opened during the quarter plus six stores opened in early October, while the comparable 1995 period included pre-opening expenses for the six stores opened during the quarter plus two stores opened in early October. Company-owned stores showed a loss of $259,903 for the three months ended September 30, 1996, compared to a loss of $152,225 for the comparable 1995 period.

Franchise Operations

         Franchise revenue is composed of the initial franchise fees (currently $30,000 per store) which is recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Franchise fees, recognized on the 21 store openings during the three months ended September 30, 1996 were $615,000 compared to $370,000 during the three months ended September 30, 1995, which represents 13 store openings. The increase in franchise fees is caused by more store openings in addition to the increase in such fees to $30,000 from $25,000 per store with respect to franchise agreements signed after January 1, 1995. Royalty fees increased 36.9% to $1,785,601 in the three months ended September 30, 1996 from $1,303,851 in the three months ended September 30, 1995. Franchise same store sales increases for the three months ended September 30, 1996 were 10.8%.

         Expenses directly related to franchise revenue increased $234,760 to $969,622 for the three months ended September 30, 1996 from $734,862 for the three months ended September 30, 1995. This increase is attributable to additional franchise personnel required to operate this portion of the Company's business and the necessary infrastructure to support such employees. As a percentage of franchise revenue, franchise expenses were 40.4% and 43.9% for the quarters ended September 30, 1996 and 1995, respectively.

         Franchise profit contribution increased 52.4% to $1,430,979 for the three months ended September 30, 1996 from $938,989 for the three months ended September 30, 1995. The increase in franchise profit contribution is due to the increase in royalty fees attributable to both the opening of new franchises and increases in existing franchise store sales, an increase in franchise fees and a decrease in franchise expenses as a percentage of revenues, as discussed above.

General and Administrative

         General and administrative expenses decreased to $767,246 from $956,934 in the third quarter 1996 from the third quarter 1995. The 19.8% decrease is primarily attributable to an accrual for a severance agreement with a former employee of $275,000 in the third quarter of 1995, offset by an increase in payroll and related benefits and increased travel as a result of establishing the necessary organizational infrastructure to allow the Company to build the Company-owned store base.

Net Income

         For the third quarter 1996, the Company reported net income of $345,660 and earnings per share of $0.05 as compared to a net loss of $101,860 and a loss per share of $0.02 for the third quarter 1995.

NINE MONTHS SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS SEPTEMBER 30, 1995

Company-owned Stores

         Net sales from Company-owned stores increased to $18,408,121 in the nine months ended September 30, 1996 from $7,493,408 in the nine months ended September 30, 1995. Same store sales for the nine months 1996 increased 18.6% over the same nine month period last year. Gross profit for the nine months ended September 30, 1996 was $9,025,126 compared to $3,623,014 for the comparable period in 1995. The increase in 1996 was due to increased sales volume. Gross margin was 49.0% and 48.3% for the nine months ended September 30, 1996 and 1995, respectively.

         Store operating and selling expenses were $8,964,010 for the nine months ended September 30, 1996 compared to $3,541,761 in the comparable 1995 period. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during each quarter of 1996. Company-owned stores' profit contribution was $61,116 for the nine months ended September 30, 1996, compared to a profit contribution of $81,253 for the comparable 1995 period.

Franchise Operations

         Franchise fees, recognized on the 30 store openings during the nine months ended September 30, 1996 were $880,000 compared to $775,000 during the same period in 1995, which represents 29 store openings. Royalty fees increased to $4,887,075 in the nine months ended September 30, 1996 from $3,473,560 in the nine months ended September 30, 1995. Franchise same store sales increases for the nine months ended September 30, 1996 were 12.8%.

         Expenses directly related to franchise revenue increased to $2,741,571 for the nine months ended September 30, 1996 from $2,033,164 for the nine months ended September 30, 1995.

         Franchise profit contribution was $3,025,504 for the nine months ended September 30, 1996 compared to $2,215,396 for the nine months ended September 30, 1995. The 36.6% increase in franchise profit contribution is due to the increase in royalty fees and franchise fees offset in part by an increase in franchise expenses, as discussed above.

General and Administrative

         General and administrative expenses increased to $2,288,728 from $2,103,687 or 8.8% in the first nine months 1996 from the same period in 1995. The increase is primarily attributable to an increase in payroll and related benefits, recruitment and moving of new employees and increased travel as a result of establishing the necessary organizational infrastructure to allow the Company to build the Company-owned store base.

Net Income

         For the first nine months of 1996, the Company reported net income of $678,322 and earnings per share of $0.10 as compared to net income of $123,187 and earnings per share of $0.02 for the same period of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities for the nine months ended September 30, 1996 was $36,873. Net income of $678,322, depreciation and amortization expense of $468,381, increases in accounts payable of $6,381,691, accrued expenses of $1,715,072 and long term liabilities of $1,161,144 were offset by increases in merchandise inventory of $8,467,156 as well as other net changes in operating assets and liabilities.

         Cash used in investing activities of $3,784,718 consisted of property and equipment additions necessary to support the growth in Company-owned stores and was substantially funded by the Company's existing available cash. Cash flows from financing activities consisted of the net proceeds of the public sale of the Company's stock of $15,010,340 and the proceeds from the exercise of stock options of $50,000, offset by $72,290 which was used to repay all of the Company's outstanding long-term debt.

         During February 1995, the Company obtained a revolving credit/term loan facility in the amount of $2,500,000, which was amended in September 1995. Under the amended facility, the Company has available borrowings of $5,000,000 as of September 30, 1996 until June 30, 1998. The amended facility expires June 30, 1998. The Company has the option to convert its outstanding borrowings at June 30, 1996, 1997 and 1998 to a four-year term loan with a corresponding reduction in the amount available under the credit facility. Both the revolving credit facility and term loans bear interest at the bank's prime rate plus 1/4 of 1% and are collateralized by all assets of the Company. The Company must pay a quarterly commitment fee of 1/2 of 1% of the unused amount of the available facility. The credit facility contains various covenants including, among others, restriction on capital expenditures, the maintenance of a defined minimum tangible net worth, interest coverage ratio, total liabilities to tangible net worth ratio and current ratio. At September 30, 1996, the Company was in compliance with such loan agreement covenants. There was no outstanding balance of the facility at September 30, 1996.

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


                                       PARTY CITY CORPORATION

                                       By  /s/ STEVEN MANDELL
                                           ------------------
                                           (Steven Mandell)
                                           President & Chief Executive Officer


                                       By  /s/ DAVID LAUBER
                                           ----------------
                                           (David Lauber)
                                           Chief Financial &
                                           Principal Accounting Officer




Date: