Form 10-Q/A
period 1996-06-30
PARTY CITY CORP
filed 1997-03-06
CIK 1005972

 ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q/A
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
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
                      Yes  X         No:
                          ---            ---
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

                                  PARTY CITY CORPORATION



                                  By        /s/ DAVID LAUBER
                                    ------------------------------------------
                                           (David Lauber)
                                           Duly Authorized Officer &
                                           Chief Financial &
                                           Principal Accounting Officer

Date:  March 6, 1996