Form 10-K405
period 1996-12-31
PARTY CITY CORP
filed 1997-03-14
CIK 1005972

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year end December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      Commission File Number: 0-27826

                             PARTY CITY CORPORATION
            (Exact name of registrant as specified in its charter)


          DELAWARE                                          22-3033692
          --------                                          ----------
    (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                   Identification No.)

    400 Commons Way, Rockaway, New Jersey                     07866
    (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (201) 983-0888

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class                             Name of each exchange
                                                          on which registered

                NONE                                            NONE

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $.01 per share
                      --------------------------------------
                               (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $54,145,000 based upon the closing price for the Company's Common Stock, $.01 par value, as reported by the National Association of Securities Dealers Automated Quotation System on March 5, 1997.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at March 6, 1997
            -----                               ----------------------------

Common Stock, $.01 par value per share                   6,974,000

                     DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III. SUCH PROXY STATEMENT WILL BE FILED WITHIN 120 DAYS AFTER THE END OF THE FISCAL YEAR COVERED BY THIS ANNUAL REPORT ON FORM 10-K.


                            [COVER PAGE 2 OF 2 PAGES]

                        1996 Annual Report on Form 10-K

                               TABLE OF CONTENTS

                                    PART I                                        Page

Item 1      Business...........................................................    4

Item 2      Properties.........................................................   15

Item 3      Legal Proceedings..................................................   15

Item 4      Submission of Matters to a Vote of Security Holders................   16

                                    PART II

Item 5      Market for the Registrant's Common Stock and
            Related Security Holder Matters....................................   16

Item 6      Selected Financial Data............................................   18

Item 7      Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................   19

Item 8      Financial Statements and Supplementary Data........................   24

Item 9      Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure...........................................   24

                                   PART III

Item 10     Directors and Executive Officers of the Registrant.................   24

Item 11     Executive Compensation.............................................   24

Item 12     Security Ownership of Certain Beneficial Owners
            and Management.....................................................   24

Item 13     Certain Relationships and Related Transactions.....................   24

                                    PART IV

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K....   25

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: changes in general economic and business conditions; loss of market share through competition; introduction of competing services by other companies; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; difficulties in finding new site locations; availability of qualified personnel; and other factors both referenced and not referenced in this Annual Report on Form 10-K. When used in this Annual Report on Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe," and similar expressions are intended to identify forward-looking statements.


                                 PART I
ITEM 1. BUSINESS

GENERAL

     The Company is a rapidly growing specialty retailer of party supplies through its network of discount Super Stores. At February 28, 1997, the Company owned and operated 44 Party City Super Stores in the United States and its franchisees operated an additional 159 stores in the United States, Puerto Rico, Canada, and Spain. The Company, based in Rockaway, New Jersey, believes it is one of the largest party supplies specialty superstore chains. The Company authorized the first franchise store in 1989 and opened its first Company-owned store in January 1994. System-wide sales (including net sales at Company-owned and franchised stores) for the year ended December 31, 1996 totaled $269.7 million, an increase of 47.5% over the year ended December 31, 1995. During the year ended December 31, 1996, the Company significantly accelerated its Company-owned Super Store expansion program and opened 20 Company-owned Super Stores. Primarily as a result of this expansion, the Company's total revenue increased from approximately $23.1 million in 1995 to approximately $48.5 million in 1996, an increase of 110%. During this same period, income from operations increased 164% from approximately $2.1 million in 1995 to approximately $5.6 million in 1996. The Company expects to open approximately 45 to 50 Company-owned Super Stores in 1997 and approximately 70 to 75 Company-owned Super Stores in 1998.

     The Company believes that, under its "Party City, The Discount Party Super Store" trademark, it has transformed the party supplies business by introducing increased product and marketing focus and greater mass merchandising sophistication. Pursuant to its merchandising concept, the Company operates and franchises party supplies Super Stores that typically range in size from 10,000 square feet to 12,000 square feet. These Super Stores offer a broad selection of merchandise (branded as well as private label) for a wide variety of celebratory occasions, including birthday parties, weddings, and baby showers as well as seasonal events such as Halloween, Christmas, New Year's Eve, graduation, Easter, Valentine's Day, Thanksgiving, St. Patrick's Day, the Super Bowl and the Fourth of July. Party City seeks to offer customers a "one-stop" party store that provides a wide selection of merchandise at everyday low prices. A key element of delivering customer satisfaction is stocking inventory in sufficient quantities to satisfy customer needs for parties of virtually all sizes and types.

INDUSTRY OVERVIEW

     The retail party supplies business has traditionally been a fragmented one, with consumers purchasing party-related products from single owner-operated party supplies stores and designated departments in drug stores, general mass merchandisers, supermarkets, and department stores of local, regional and national chains. According to Party and Paper Retailer, a retail trade publication, the market for party and special occasion merchandise, comprised of party supplies, greeting cards, gift wrap and related items, had estimated retail sales of $8.85 billion in 1996.

     The Company believes that the increasing breadth of party supplies merchandise produced by manufacturers over the past few years has been a driving factor in the marketplace's acceptance of the party supplies superstore concept. Further, the Company believes that the significant revenues experienced by its Company-owned and franchise Super Stores in the fourth quarter can be attributed, to a large extent, to the growth in the number of persons celebrating Halloween and the increased demand for costumes and party supplies utilized in such celebrations.

     The Company has noted the marketplace's acceptance of other types of superstores and mega-retailers in various categories such as food, home furnishings and pet supplies, among others. The success of such superstores and mega-retailers in other industries has prompted the Company to expand its product lines to include a wider breadth of merchandise in order to make its Super Stores increasingly attractive destination shopping locations for party supplies. In addition, the Company believes that the increased breadth of related and integrated merchandise available to customers in superstores and mega-retailers influences consumers to increase the number of purchases in a given trip to a retailer. As such, the Company believes that the broad selection, and relatively low price points, of merchandise offered by its Super Stores often stimulates customers to purchase additional items on impulse.

BUSINESS STRATEGY

     The Company's objective is to continue to expand its position as a leading category-dominant national chain of party supplies superstores. The Company believes that it has transformed the party supplies business by introducing increased product and marketing focus and greater mass merchandising sophistication. Key components of the Company's strategy are:

     Pursue Super Store Expansion. The Company believes that opportunities for substantial expansion exist by opening additional Super Stores in both new and existing markets and believes that numerous sites are available for such expansion. The Company's expansion strategy is to rapidly increase its Company-owned store base while continuing to add franchise stores. In addition, the Company recently purchased six franchise stores and anticipates selectively acquiring additional franchise stores in the future where they will be accretive to the Company's net income per share. See "Certain Relationships and Related Transactions." Based on this expansion plan, the Company anticipates opening approximately 45 to 50 new Company-owned stores and 20 franchise stores in 1997 and approximately 70 to 75 new Company-owned stores and 12 franchise stores in 1998, bringing the total stores in operation to approximately 87 to 92 Company-owned Super Stores and approximately 178 franchise Super Stores by the end of 1997 and approximately 157 to 167 Company-owned Super Stores and approximately 190 franchise Super Stores by the end of 1998.

     Offer the Broadest Selection of Merchandise in an Exciting Shopping Environment. The Company strives to provide party-planners and party-goers with convenient one-stop shopping for party supplies and offers what it believes is one of the most extensive selections of party supplies. A typical Party City Super Store contains approximately 20,000 SKUs. Within its many product categories, Party City offers a wide variety of patterns, colors and styles. The Company has been expanding the range of items which it offers in order to create consumer loyalty and generate repeat business by striving to maintain a new and exciting product selection. Further, the Company believes that its broad selection of merchandise and relatively low price points often stimulates consumers to purchase additional party supplies on impulse.

     Establish Convenient Store Locations. While the Company believes that its stores typically are destination shopping locations, it seeks to maximize customer traffic and quickly build the visibility of new stores by situating its stores in high traffic areas. Site selection criteria include: population density; demographics; traffic counts; complementary retailers; storefront visibility and presence (either in a stand-alone building or in a strip or power shopping center); competition; lease rates; and accessible parking. The Company believes there is an extensive number of suitable locations available for future stores.

     Maintain Everyday Low Pricing. The Company, using the buying power of its more than 200 Company-owned and franchise Super Stores, obtains volume discounts from its vendors on most products, allowing the Super Stores to offer a broad line of high quality merchandise at competitive prices. The Company reinforces customers' expectations of savings by prominently displaying signs announcing its everyday low prices. The Company also maintains a lowest price guaranty policy, to which it suggests its franchisees adhere; this policy guarantees that Party City will meet and discount the advertised prices of a competitor's products. The Company believes that this policy has helped foster the Company's image of offering consumers exceptional value for their money.

     Provide Excellent Customer Service. The Company views the quality of its customers' shopping experience as critical to its continued success. The Company is committed to making shopping in its Super Stores an enjoyable experience through the employment of friendly, knowledgeable and energetic sales associates who provide customers with personalized shopping assistance. At Halloween, an important selling season for the Company, each store increases significantly the number of sales associates in the store to ensure prompt service. Sales associates assist customers in selecting or finding a certain item, which provides the sales associates with a cross-selling opportunity to suggest accessories or other complementary products. The

Company believes that the compensation of its store managers and other personnel is competitive and enables the Company to attract and retain well-qualified, motivated employees who are committed to providing excellent customer service.

     Utilize Sophisticated Merchandising Systems. The Company believes that the daily use of its customized MIS system enables the Company to quickly analyze the performance of Company-owned and franchise stores in order to allow it to more rapidly react to changing consumer preferences. The MIS system is a critical element in management's efforts to evaluate the sales performance of individual stores and to assist in analyzing and deciding upon the proper mix of merchandise. In addition, the MIS system is essential in assisting the individual store managers in constantly replenishing their shelves, which is consistent with the Company's goal of having shelves fully stocked in order to make the stores more exciting to consumers and to take advantage of sales opportunities. The Company continually evaluates and updates its systems.

     Capitalize on Direct Marketing and Advertising. The Company believes that its advertising and marketing strategy allows it to open stores in any area of the country without the need to cluster stores. Direct mailings to potential customers are the principal form of advertising. The Company accomplishes this by soliciting zip code information from customers at the time of their purchases. This information is input into the MIS system and is used to determine the geographical area where the most likely potential customers live. With this information, in conjunction with major seasonal events, each store effects approximately 10 to 12 direct mailings per year to residents in those targeted areas.

     Investment in Infrastructure to Support Growth. As the Company has increased its base of Company-owned Super Stores, it has made additions to its management team. During 1996, the Company added a chief operating officer as well as key people in the Company's MIS, real estate, merchandising, administrative support and construction departments. The Company believes it will not require significant additions to its management team to realize its expansion plans for Company-owned stores.

EXPANSION PLANS

     The Company's expansion strategy is to increase its market share in existing markets and to penetrate new markets with a goal of maintaining a leading position as a category-dominant retailer of party supplies merchandise. Over the next few years, the Company intends to continue to devote greater resources to the opening of Company-owned stores and therefore believes that for the next several years its revenue growth increasingly will be derived from the opening of Company-owned, rather than franchise Super Stores. The Company is experienced in overseeing a large number of stores which are geographically disbursed. The Company believes that there is an extensive number of suitable locations available for future sites. As of February 28, 1997, the Company had opened two Company-owned stores and acquired six franchise stores in 1997. In 1996, the Company opened 20 Company-owned stores and its franchisees opened an additional 32 stores. During 1995, the Company owned nine Company-owned stores and its franchisees opened an additional 35 stores. Based on its current planning and market information, the Company plans to open approximately 43 to 48 additional Company-owned stores in 1997, and believes that new and existing franchisees will open approximately 20 stores. The Company has signed leases for 23 of its planned Company-owned locations to be opened in 1997, and one of its planned Company-owned locations to be opened in 1998, which are detailed below.

                      COMPANY-OWNED STORES OPENED IN 1997
                  -------------------------------------------

                                   LOCATIONS                             SQUARE FOOTAGE
        ---------------------------------------------------------------  --------------
        Encinitas, CA..................................................       8,658
        Lighthouse Point, FL...........................................       8,000

                   COMPANY-OWNED STORES TO BE OPENED IN 1997

                               SIGNED LOCATIONS                          SQUARE FOOTAGE
        ---------------------------------------------------------------  --------------
        Atlantic City, NJ..............................................      12,000
        Bronx, NY......................................................      10,000
        Bronx (Co-Op City), NY.........................................       7,500
        Brooklyn (Nostrand), NY........................................      10,000
        Centereach, NY.................................................      15,000
        Cincinnati (Waterstone), OH....................................      10,000
        Las Vegas (Rainbow), NV........................................      10,500
        Lauderhill, FL.................................................      12,700
        Livonia, MI....................................................      14,400
        Madison, WI....................................................      12,316
        National City, CA..............................................       7,500
        New Hyde Park, NY..............................................      10,000
        Olivette, MO...................................................      14,204
        Pasadena, CA...................................................      11,200
        Rochester Hills, MI............................................      10,200
        Roseville, CA..................................................      11,314
        St. Louis (Mirr Mead), MO......................................      10,400
        St. Louis (Sun Hills), MO......................................      12,000
        South Miami, FL................................................       9,704
        Stamford, CT...................................................      10,000
        Tustin, CA.....................................................       9,729
        West Paterson, NJ..............................................      11,800
        Woodbury, NY...................................................      10,000

                   COMPANY-OWNED STORES TO BE OPENED IN 1998

                               SIGNED LOCATIONS                          SQUARE FOOTAGE
        ---------------------------------------------------------------  --------------
        Baldwin Park, CA...............................................      10,147

     In addition to opening new Company-owned stores, the Company may purchase selected existing franchised locations from its franchisees. (See "Certain Relationships and Related Transactions.") As of February 28, 1997, the Company had purchased the following six stores from its franchisees in 1997:

                FRANCHISE STORES ACQUIRED BY THE COMPANY IN 1997

                                   LOCATIONS                             SQUARE FOOTAGE
        ---------------------------------------------------------------  --------------
        Livingston, NJ.................................................       8,426
        Randolph, NJ...................................................       7,479
        East Brunswick, NJ.............................................       7,700
        Wayne, NJ......................................................       9,500
        North Iselin, NJ...............................................       8,700
        Parsippany, NJ.................................................      11,400

     The Company anticipates that approximately 20 new franchise Super Stores will be opened in 1997. As of February 28, 1997, one new franchise store was opened in Texas and nine leases for new stores had been signed by franchisees in California, Florida, Texas, Oregon, North Carolina and Canada.

STORE ECONOMICS

     The Company believes that the Party City Super Store concept offers attractive unit economics and is conducive to the Company's planned expansion of its store base. The Company's 16 Company-owned stores that were in operation for all of 1996 generated average sales revenue of $1,662,000 and an average store contribution of $200,000, or 12% of net sales. The stores included in such average are comprised of seven and nine stores opened in 1994 and 1995, respectively.


     The Company expects that the average cost for new Company-owned stores will continue to be approximately $375,000 for a typical 10,000 to 12,000 square feet leased store. The Company's cost of leasehold improvements in its present stores has ranged from $0 to $250,000, with an average cost of $52,000. The average cost of the investment in equipment and fixtures in Company-owned stores has been $163,000. Pre-opening costs, which are expensed as incurred, have averaged $35,000 per Company-owned store. These pre-opening expenses primarily consist of labor, supplies, and occupancy charges. Each new store spends approximately $125,000 for inventory, net of accounts payable.

STORE LOCATIONS

     As of February 28, 1997, there were 203 Party City Discount Super Stores open in the United States, Canada, Puerto Rico, and Spain. Of these, 44 were Company-owned and 159 were operated by the Company's independent franchisees.

     Since the opening of its first franchise store, the Company has grown rapidly. The following table shows the growth in the Company's network of stores during the last six years.

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                          1991   1992   1993   1994   1995   1996
                                                          ----   ----   ----   ----   ----   ----
    Company-owned:
      Number of stores opened during period.............   --     --     --      7      9     20
      Number of stores closed during period.............   --     --     --      0      0      0
      Number of stores open at end of period............   --     --     --      7     16     36
    Franchise:
      Number of stores opened during period.............    5     16     26     42     35     32
      Number of stores closed during period.............    0      0      0      1      2      0
      Number of stores open at end of period............   16     32     58     99    132    164
                                                           --     --     --    ---    ---    ---
    Total stores open at end of period..................   16     32     58    106    148    200

     The Company typically seeks sites for new Super Stores that are stand-alone buildings or which are located in a strip or power shopping center near high traffic routes. The Company seeks to lease sites rather than own the real estate. Often the site may be a shopping center under construction or renovation and may be available for occupancy typically in a period ranging from three months to one year. The Company visits numerous sites throughout the year in the United States and in several foreign countries. The Company's site selection criteria include, but are not limited to: population density and/or demographics; traffic count; complementary retailers; store-front visibility and presence; competition; lease rates; and accessible parking. In addition, the Company carefully considers the presence of existing, and the potential for future, competition in the market when selecting a site. The Company believes there is an extensive number of suitable locations available for future sites.

MERCHANDISING

     SUPER STORE LAYOUT. Party City Super Stores are designed to give the shopper a feeling of excitement and create a festive atmosphere. The Company's goal is for the customer to be pleasantly surprised by his or her shopping experience. The Company's strategy to achieve this goal is to maintain an in-stock position of the widest selection of party supplies; this helps ensure that the Company will reduce the possibility of missed sale opportunities.

     Party City Super Stores range in size from 6,750 to 13,320 square feet with a typical store size between 10,000 and 12,000 square feet. A typical store stocks over 20,000 SKUs on its shelves. The stores are divided into various sections of different categories of party supplies, displayed to emphasize the everyday low prices and breadth of merchandise available. The floor plan is designed to impress the customer with the breadth of selection in each product category.

     PRODUCT CATEGORIES. The typical Party City Super Store offers a broad selection of merchandise consisting of over 20,000 SKUs divided into the following categories:

     Halloween. An important merchandising concept for Party City Super Stores is to provide an extensive selection of costumes for Halloween through its "Halloween Costume Warehouse" department. The stores also carry a broad array of decorations and accessories for the Halloween season. The Halloween merchandise is prominently displayed to provide an exciting and fun shopping experience for customers. The Company, because of the buying power of the Party City system, is often able to obtain supplies of some of the most sought after Halloween-related merchandise. The stores display Halloween-related merchandise throughout the year to position the Company as the customer's Halloween shopping resource. The Company believes that the importance of Halloween, among both young children and adults, is growing significantly.

     Seasonal. Customer purchases made for seasonal holiday events compose a significant part of Party City's business. The seasonal category includes products which are carried for the Super Bowl, Valentine's Day, St. Patrick's Day, Passover, Easter, First Communion, graduation, the Fourth of July, Christmas, Hanukkah and New Year's Eve. Some of the major items within this category are tableware, decorations, cutouts, lights and balloons tailored to the particular event.

     Birthdays. The birthday product category includes a wide assortment of merchandise to fulfill customer needs for celebrating birthdays, including special ones such as "first," "sweet sixteen" and other milestone birthdays such as 40th and 50th birthdays. Some of the products in this category include invitations, thank you cards, tableware, hats, horns, banners, cascades, balloons, novelty gifts, pinatas and candles.

     Party Favors. The Company maintains a party favors department which includes a broad selection of packaged and bulk favors appealing to different age groups. The assortment includes different product lines varying in price points designed to offer customers a variety of purchasing options.

     Candy. The candy product category includes novelty and packaged candy sold to enhance children's parties or to be used as pinata fillers. Candy is sold both in individual units and in bulk packaging for customers' convenience.

     Balloons. The Company maintains a balloon department which carries a vast selection of basic and decorative latex balloons in many sizes, qualities, colors and package sizes. The mylar balloon department consists of numerous sizes, shapes and designs relating to birthday, seasonal, anniversary and other themes.

     Baby Shower. The Company maintains a baby shower department, which includes tableware, decorations, balloons, favors, centerpieces and garlands.

     Bridal/Wedding/Anniversary. This product category includes personalized invitations, tableware, balloons, favors, place setting cards, confetti, honeycomb bells and personalized ribbons. Personalized invitation books, which contain numerous samples of customizable event invitations, are carried from the leading invitation stationers at discounted prices.

     Catering Supplies. Party City stores offer a broad selection of catering supplies that consists of trays, platters, foil, bowls, warming racks and fuel.

     Gift Wrap. This product category includes wide assortments of gift bags, bows, tissue paper, ribbons (both solid and printed), glossy printed bags, solid gift wrap, printed gift wrap and foil gift wrap.

     Greeting Cards. This product category includes greeting cards from a quality national card vendor at everyday low prices.

     General. The Company carries a wide range of other products, including decorative tableware, solid tableware, plastic and paper table covers, cutlery, crepe paper, cups and tumblers. Party City stores carry private label items, as well as its typical branded merchandise.

     PRODUCT SELECTION, PURCHASING AND SUPPLIERS. The Company's management continuously reviews new and existing product selections to provide the widest and most current assortment of party supplies. In pursuit of this goal, management attends various industry trade shows including the National Annual Halloween Trade Show in Rosemont, Illinois and the Toy Fair in New York. In an effort to keep abreast of new and popular merchandise, management views presentations given specifically for the Company by its major vendors. The Company utilizes its inventory tracking system to give the purchasing staff constant feedback on customers' preferences.

     Each Super Store typically purchases inventory from approximately 300 suppliers. The Company does not have long-term purchase commitments or exclusive contracts with any particular manufacturer or supplier. The Company considers numerous factors in supplier selection, including price, credit terms, product offerings and quality. The Company negotiates pricing with suppliers on behalf of all stores in the system (both Company-owned and franchise) and believes that such buying power enables it to not only receive the most favorable pricing terms, but as importantly, to more readily obtain high demand merchandise, especially popular Halloween costumes. As the Company continues to add new stores, the Company believes it will increase the volume of its inventory purchases and thereby may benefit further from increased discounts and more favorable trade credit terms from its suppliers.

     In order to maintain consistency throughout its store system, the Company has established an approved list of items that are permitted to be sold in Super Stores. Pursuant to the terms of the Company's franchise agreements, franchise stores must adhere to these guidelines. The Company establishes a standard store merchandise layout and presentation format to be followed by Company-owned and franchise Super Stores. Any layout or format changes developed by the Company are communicated to the managers of Super Stores on a periodic basis.

     All of the merchandise purchased by Super Stores is shipped directly from suppliers to the stores. The purchasing decisions and inventory control are facilitated by the use of sophisticated point-of-sale inventory control technology. Almost all merchandise is bar coded either by the supplier prior to delivery or at the time of receipt at the store. Consistent with the Party City Super Store concept, almost all inventory is displayed on the shelves with little or no space used for stocking. Excess merchandise is stored above the gondola fixtures on the store sales floor.

STORE OPERATIONS

     Each Super Store is typically managed by a general manager and two assistant managers who are responsible for all aspects of the store's day-to-day operations, including employee hiring and training, work scheduling, inventory control, expense control, maintenance activities and communications with central office staff. The sales and stocking staff ranges from three to eight people, except during certain holiday selling seasons when additional store employees are used. The Company seeks to pay its store managers at the top end of the competitive pay scale in order to hire and retain experienced and dedicated managers. In addition, the Company has instituted its Amended and Restated 1994 Stock Option Plan pursuant to which managers of Company-owned stores are eligible for stock option awards.

     MANAGEMENT INFORMATION SYSTEMS. The MIS system is a vital tool for increasing the efficiency of store operations. The Company believes that its management information system is an important factor in allowing the Company to support its rapid growth and enhance its competitive position in the industry. Through the MIS system, store managers are able to quickly evaluate the sales performance of their stores and of individual items in their stores, while also replenishing stock shelves in a timely fashion. Typically, merchandise is received already bar coded, enabling managers to control inventory and pricing by SKU, to manage assortment within a category, and to analyze gross margins and inventory turnover.

     Each Super Store uploads transaction information into the Company's corporate headquarters' MIS system on a daily basis. The headquarters' system has all of the functionality of the individual store's system and can consolidate information into multiple store groupings. All file information (i.e., vendor, item price, etc.) is maintained and downloaded nightly to each store location. The Company's MIS system allows it to monitor daily sales and gross profit across its entire store base.

     TRAINING. In Company-owned stores, corporate store managers are trained for a minimum of two weeks prior to the opening of a store. During the store set-up, a manager receives additional training from the Company's store set-up team. During the first few days after the initial opening of a store, corporate headquarters' personnel spend concentrated time in the store overseeing the operations.

     In franchise locations, all franchisees go through an intense training program consisting of one week in the classroom and one week in the store to learn the fundamentals of the store's operation. During the set up of their store, the franchisee receives additional training from the team leader of the set-up crew that is dispatched by the Company to assist the franchisee with the store opening. Shortly after a store opens, a representative from the Company visits the franchise and spends several days assisting with the day-to-day operations of running the store. To ensure efficient operations and that the systems, policies and processes are being followed, subsequent visits are scheduled on a regular basis to review what was covered during the initial training.

CUSTOMER SERVICE

     Customer service and shopping convenience are integral components of Party City's one-stop shopping concept. The Company views the quality of its customers' shopping experience as critical to its continued success. To this end, the Company employs friendly, knowledgeable and energetic sales associates who provide customers with personalized shopping assistance. For example, at Halloween, an important selling season for the Company, each store increases significantly the number of sales associates in the store. These employees will assist customers in selecting a costume, which provides the sales associates with a cross-selling opportunity to suggest various accessories and other complementary products. Also, at Halloween the associates utilize two-way radios, which the Company believes help stock personnel to quickly fill requested items, thus expediting sales and reducing lost business caused by slow service.

     The Company believes that the compensation of its store managers and other personnel is highly competitive and enables the Company to attract and retain well-qualified, highly motivated employees who are committed to providing excellent customer service.

MARKETING AND ADVERTISING

     For each Company-owned store, the Company budgets approximately five percent of annual sales for advertising. Under the Company's current franchise agreement, each franchisee is required to allocate a minimum of $5,500 to promote the store's grand opening and the lesser of 3.0% of net sales or $60,000 per year for local advertising and promotions. To promote the Party City Super Store concept on a larger scale and to produce professional quality advertising for system use, franchisees must also pay an additional one percent of gross sales per year to a Party City group advertising fund.

     Direct mailings to potential customers are the principal form of advertising. The Company believes that direct mail advertising has enabled the Company and its franchisees to successfully open stores in any location without the need to cluster stores. The overall success the Company and its franchisees have experienced with direct mailings can be attributed to targeting potential customers in the areas surrounding stores. The Company accomplishes this by soliciting zip code information from customers at the time of their purchases. This information is entered into the MIS system and used to determine the geographical area where the most likely potential customers live. With this information, in conjunction with major seasonal events, each store effects approximately ten to twelve direct mailings per year to residents in those targeted areas.

COMPANY-OWNED STORES

     The Company believes that an increasing amount of the growth in its operations in the future will continue to come from Company-owned Super Stores. At February 28, 1997 there were 44 Company-owned Party City Super Stores, including two Super Stores opened in 1997 and six franchised Super Stores purchased by the Company in February 1997. The Company plans to open approximately 43 to 48 additional stores in 1997 and approximately 70 to 75 stores in 1998. The table below lists certain information with respect to Company-owned Super Stores open as of February 28, 1997.

                                                                       DATE OPENED    SQUARE
                                LOCATIONS                              OR ACQUIRED    FOOTAGE
    -----------------------------------------------------------------  ------------   -------
    Orlando (East), FL...............................................    01/29/94       9,760
    Norristown, PA...................................................    08/03/94       9,975
    Chicago (Ford City), IL..........................................    09/22/94      12,000
    Middletown, NY...................................................    09/27/94       9,000
    Orlando (West), FL...............................................    09/28/94      10,000
    Hamden, CT.......................................................    09/30/94      12,100
    Chula Vista, CA..................................................    10/03/94       8,260
    Parma Heights, OH................................................    04/21/95       7,782
    Roseville, MI....................................................    07/29/95      12,000
    Miami (Kendall), FL..............................................    09/06/95      10,125
    Greenbelt, MD....................................................    09/14/95       8,500
    Long Island City, NY.............................................    09/16/95       6,750
    Pico Sepulveda, CA...............................................    09/28/95      13,169
    Dearborn, MI.....................................................    09/29/95       7,560
    Royal Oak, MI....................................................    10/06/95      11,926
    Lathrup Village, MI..............................................    10/06/95       6,960
    Miami Gardens, FL................................................    05/19/96       9,000
    Lansing, IL......................................................    06/29/96      13,200
    Lawrence, NY.....................................................    06/29/96      10,000
    Anaheim, CA......................................................    06/29/96       9,400
    Towson, MD.......................................................    08/02/96      12,136
    Boca Raton, FL...................................................    08/10/96      10,680
    Alhambra, CA.....................................................    09/04/96      13,125
    Fresno, CA.......................................................    09/20/96      12,000
    Carle Place, NY..................................................    09/21/96      11,049
    Chicago Ridge, IL................................................    09/24/96      13,320
    LaHabra, CA......................................................    09/24/96       9,000
    El Cajon, CA.....................................................    09/25/96      10,000
    Hicksville, NY...................................................    09/28/96      10,147
    Del Ray Beach, FL................................................    09/29/96      11,550
    Las Vegas (Mission), NV..........................................    10/01/96      12,000
    Turnersville, NJ.................................................    10/03/96      10,080
    Sterling Heights, MI.............................................    10/04/96      11,508
    Milpitas, CA.....................................................    10/04/96       9,870
    Brooklyn, NY.....................................................    10/04/96       8,140
    Buffalo, NY......................................................    10/18/96      11,115
    Lighthouse Point, FL.............................................    01/31/97       8,000
    Encinitas, CA....................................................    02/03/97       8,658
    Livingston, NJ...................................................    02/28/97       8,426
    Randolph, NJ.....................................................    02/28/97       7,479
    East Brunswick, NJ...............................................    02/28/97       7,700
    Wayne, NJ........................................................    02/28/97       9,500
    North Iselin, NJ.................................................    02/28/97       8,700
    Parsippany, NJ...................................................    02/28/97      11,400

     None of the leases for the 44 stores listed above expires before 2003. As of February 28, 1997, the Company had signed leases for an additional 23 Company-owned locations to be opened during 1997 and one store to be opened during 1998.

FRANCHISE OPERATIONS

     Until opening its first Company-owned store in January 1994, the Company operated exclusively as a franchisor. As of February 28, 1997, the Company was the franchisor for 159 Super Stores throughout the United States, Puerto Rico, Canada and Spain. A Party City Super Store run by a franchisee utilizes the Company's format, design specifications, methods, standards, operating procedures, systems and trademarks.

     The Company's 159 franchise stores are located in the following states and foreign countries:

                                      NUMBER
                                        OF
               STATE                  STORES
------------------------------------  ------
Alabama.............................     3
Arizona.............................     4
Arkansas............................     1
California..........................     9
Colorado............................     1
Connecticut.........................     4
Delaware............................     1
Florida.............................    11
Georgia.............................     9
Hawaii..............................     1
Illinois............................     6
Kansas..............................     2
Louisiana...........................     4
Maryland............................     4
Mississippi.........................     1

                                      NUMBER
                                        OF
               STATE                  STORES
------------------------------------  ------
Missouri............................     1
New Jersey..........................    16
New Mexico..........................     2
New York............................    12
North Carolina......................     8
Ohio................................     3
Oregon..............................     2
Pennsylvania........................     9
South Carolina......................     2
Tennessee...........................     7
Texas...............................    19
Virginia............................     8
Canada..............................     3
Puerto Rico.........................     4
Spain...............................     2

     The following table summarizes the Company's franchise operations history through December 31, 1996:

                                                              YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                               1991     1992     1993      1994      1995      1996
                                               -----    -----    -----    ------    ------    ------
Number of stores open at end of period.......   16       32       58        99       132       164
Total sales of franchise stores ($
  millions)..................................  $14.8    $28.1    $56.9    $109.0    $166.7    $230.6

     The Company receives revenue from its franchisees, including an initial one-time fee (currently at $35,000) and an ongoing royalty fee (currently 4.0% of net sales for new franchisees, payable monthly). In addition, each franchisee has a mandated advertising budget, which consists of a minimum of $5,500 to promote the initial store opening and thereafter the lesser of 3.0% of net sales or $60,000 per year for local advertising and promotions. Further, the franchisee must pay an additional 1.0% of net sales to a Party City group advertising fund to cover common advertising materials related to the Party City Super Store concept. The Company does not offer financing for a franchisee's initial investment. Franchise start-up expenses include the franchise fee, rent, leasehold improvements, equipment and furniture, initial inventory, opening promotion, signs, other deposits, insurance, training expenses and professional fees.

     Current franchise agreements provide for an assigned area or territory that typically equals a three-mile radius from the franchisee's store location and the right to use the Party City logo type and trademark "The Discount Party Super Store." In most stores, the franchisee or the majority shareholder of a corporate franchisee devotes full time to the management, operation and on-premises supervision of the franchise.

     Pursuant to the franchise agreement entered into with franchisees, all site locations must be approved by the Company, which approval is based primarily on demographic studies and proximity to heavily traveled highways or interchanges. As franchisor, Party City also supplies valuable and proprietary information pertaining to the operation of the Party City Super Store business, as well as advice regarding location, improvements and promotion. The Company also supplies consultation in the areas of purchasing, inventory control, pricing, marketing, merchandising, hiring, training, improvements and new developments in the franchisee's business and general business operations, as well as the provision of assistance in opening and initially promoting the store.

     As of February 28, 1997 the Company had eight territory agreements with certain franchisees. These agreements permit the holder of the territory rights to open a minimum of two and in some cases three or more stores within a stated time period. If stores are not opened pursuant to the schedule, the territory agreement may be terminated. The following areas are governed by territory agreements: North Carolina; Louisiana/Alabama; Phoenix, AZ and Santa Fe/Albuquerque, NM; Atlanta, GA; Dallas, TX; Canada; Spain and Puerto Rico.

COMPETITION

     The party supplies retailing business is highly competitive. Party City Super Stores compete with a variety of smaller and larger retailers, including single owner-operated party supplies stores, specialty party supplies retailers (including superstores), designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains. Many of these competitors have substantially greater financial resources than the Company.

     Management believes that Party City Super Stores maintain a leading position in the party supplies business by offering a wider breadth of merchandise, greater selection within merchandise class and discount prices offered on most items in the stores. The Company believes that the significant buying power resulting from the size of the Party City Super Store System is an integral advantage.

TRADEMARKS

     The Company has registered a number of trademarks and service marks with the United States Patent and Trademark Office, including the names Party City,(R) The Discount Party Super Store(R) and Halloween Costume Warehouse.(R)

GOVERNMENT REGULATION

     As a franchisor, the Company must comply with regulations adopted by the Federal Trade Commission (the "FTC") and with several state laws that regulate the offer and sale of franchises. The Company also must comply with a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires that the Company furnish prospective franchisees with a franchise offering circular containing information prescribed by the FTC Rule. State laws that regulate the offer and sale of franchises require the Company to register before the offer and sale of a franchise can be made in that state.

     State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states. Those laws regulate the franchise relationship, for example, by requiring the franchisor to deal with its franchisees in good faith, by prohibiting interference with the right of free association among franchisees and by regulating discrimination among franchisees with regard to charges, royalties or fees. Those laws also restrict a franchisor's rights with regard to the termination of a franchise agreement (for example, by requiring "good cause" to exist as a basis for the termination) by requiring the franchisor to give advance notice to the franchisee of the termination and give the franchisee an opportunity to cure any default, and by requiring the franchisor to repurchase the franchisee's inventory or provide other compensation. To date, those laws have not precluded the Company from seeking franchisees in any given area and have not had a material adverse effect on the Company's operations.

     Each Party City Super Store must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent, the opening of a new store.

     Party City stores must comply with federal and state environmental regulations, but the cost of complying with those regulations has not been material. More stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors can delay, and sometimes prevent, development of new stores in particular locations.

     The Company and its franchisees must comply with the Fair Labor Standards Act and various state laws governing various matters such as minimum wages, overtime and other working conditions. The Company and its franchisees also must comply with the provisions of the Americans with Disabilities Act, which require that employers provide reasonable accommodation for employees with disabilities and that stores be accessible to customers with disabilities.

EMPLOYEES

     As of February 28, 1997, the Company employed 312 full-time and 503 part-time employees. The Company considers its relationships with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

     As of February 28, 1997, the Company leased 44 stores and had signed leases for 24 additional stores in the locations mentioned under Item 1. The Company maintains its headquarters at 400 Commons Way, Rockaway, New Jersey 07866. The Company occupies approximately 10,610 square feet of office space for its headquarters under a lease expiring in 2005.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time involved in routine litigation incidental to the conduct of its business. As of the date of this Annual Report on Form 10-K, the Company is aware of no material existing or threatened litigation to which it is or may be a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has traded on the Nasdaq National Market under the symbol "PCTY" since the Company's initial public offering. The following table sets forth the high and low closing sale prices of the Company's Common Stock as reported on the Nasdaq National Market for the periods indicated.

    1996 YEAR                                                                HIGH     LOW
                                                                             ----     ---
    First Quarter (beginning March 27, 1996)...............................  14 3/4   11 1/2
    Second Quarter.........................................................  19 1/4   13 1/2
    Third Quarter..........................................................  22 1/4   16 1/4
    Fourth Quarter.........................................................  19 3/4    14
    1997 YEAR
    First Quarter (through March 5, 1997)..................................  16 3/4   15 1/2

     On March 5, 1997, the last sale price of the Common Stock reported on the Nasdaq National Market was $16.25 per share. At February 28, 1997, the approximate number of holders of record of the Common Stock was 55.

DIVIDENDS

     Except for the S Corporation distribution of a portion of previously undistributed earnings to the Company's stockholders in 1994 upon the Company's election to be taxed as a C Corporation, the Company has never paid cash dividends on its capital stock and does not intend to pay cash dividends for the foreseeable future. The Company expects that earnings will be retained for the continued growth and development of the Company's business. Future dividends, if any, will depend upon the Company's earnings, financial condition, working capital requirements, compliance with covenants in agreements to which the Company is or may be subject, future prospects and other factors deemed relevant by the Company's Board of Directors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

UNREGISTERED SECURITIES

   Within the past three years, the Company has sold the following securities which were not registered under the Securities Act:

   On April 27, 1994, the Company sold 1,200,000 shares of Common Stock in a private placement to four individuals for an aggregate principal price of $2,500,000 based upon an exemption from registration under Section 4(2) of the Securities Act.

   On August 12, 1994, the Company sold 24,000 shares of Common Stock in a private placement to two individuals for an aggregate purchase price of $50,000 based upon an exemption from registration under Section 4(2) of the Securities Act.

   During 1996 the Company sold 36,667 shares of Common Stock pursuant to the exercise of stock options for an aggregate purchase price of $175,003 based upon an exemption from registration under Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for each of the years ended December 31, 1992 and 1993 are derived from financial statements of the Company not included herein. The selected financial data for the three years in the period ended December 31, 1996 are derived from the financial statements of the Company, included elsewhere in this Annual Report on Form 10-K, which have been audited by Deloitte & Touche LLP, independent auditors, as stated in their report appearing elsewhere herein. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

                                                                                   YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------------------------------
                                                                1992          1993          1994          1995           1996
                                                             ----------    ----------    ----------    -----------    -----------
INCOME STATEMENT DATA:
Total revenue.............................................   $1,060,890    $2,408,828    $8,852,796    $23,120,342    $48,528,385
                                                             ==========    ==========    ==========    ===========    ===========
Company-owned stores:
  Net sales...............................................                               $3,991,589    $16,118,163    $39,143,625
  Cost of goods sold and occupancy costs..................                                2,686,881     10,758,209     25,937,444
                                                                                         ----------    -----------    -----------
  Gross profit............................................                                1,304,708      5,359,954     13,206,181
  Store operating and selling expense.....................                                1,239,769      4,254,475     10,116,160
                                                                                         ----------    -----------    -----------
  Company-owned stores profit contribution................                                   64,939      1,105,479      3,090,021
                                                                                         ----------    -----------    -----------
Franchise stores:
  Royalty fees............................................   $  733,390    $1,793,828    $3,836,207    $ 6,074,679    $ 8,449,760
  Franchise fees..........................................      327,500       615,000     1,025,000        927,500        935,000
                                                             ----------    ----------    ----------    -----------    -----------
  Total franchise revenue.................................    1,060,890     2,408,828     4,861,207      7,002,179      9,384,760
  Total franchise expense.................................      758,000     1,580,644     2,049,894      2,943,814      3,729,050
                                                             ----------    ----------    ----------    -----------    -----------
  Franchise profit contribution...........................      302,890       828,184     2,811,313      4,058,365      5,655,710
                                                             ----------    ----------    ----------    -----------    -----------
General and administrative expense........................      287,888       570,075     1,929,850      3,023,540      3,096,811
                                                             ----------    ----------    ----------    -----------    -----------
Income before interest and income taxes...................       15,002       258,109       946,402      2,140,304      5,648,920
Interest income (expense), net............................       (5,349)        4,128        62,121         22,861        475,805
                                                             ----------    ----------    ----------    -----------    -----------
Income before income taxes................................        9,653       262,237     1,008,523      2,163,165      6,124,725
Provision for income taxes................................        1,915        27,500       466,000        863,200      2,369,200
                                                             ----------    ----------    ----------    -----------    -----------
Net income................................................   $    7,738    $  234,737    $  542,523    $ 1,299,965    $ 3,755,525
                                                             ==========    ==========    ==========    ===========    ===========
Net income per share......................................                                             $      0.24    $      0.56
                                                                                                       ===========    ===========
Pro forma(1):
  Income before income taxes..............................   $    9,653    $  262,237    $1,008,523
  Income taxes............................................        3,952       130,019       410,089
                                                             ----------    ----------    ----------
  Net income..............................................   $    5,701    $  132,218    $  598,434
                                                             ==========    ==========    ==========
  Net income per share....................................   $       --    $     0.03    $     0.12
                                                             ==========    ==========    ==========
Weighted average shares outstanding(2)....................    3,323,904     4,098,333     5,008,333      5,322,333      6,664,202
STORE DATA:
  Number of Company-owned stores (end of period)..........                                        7             16             36
  Increase in Company-owned same store sales(3)...........                                                    26.6%          17.9%
  Number of franchise stores (end of period)..............           32            58            99            132            164
  Increase in franchise same store sales(3)...............         17.1%          8.1%         19.1%          10.3%          13.5%
  Average sales per Company-owned store(4)................                                             $ 1,510,000    $ 1,662,000
BALANCE SHEET DATA (AT END OF PERIODS):
  Working capital.........................................   $  (35,412)   $  381,759    $2,087,769    $ 1,998,988    $17,418,467
  Total assets............................................      558,290     1,459,643     6,009,133     10,307,572     34,603,107
  Long-term obligations...................................       65,306       276,506       489,176        996,093      1,665,624
  Stockholders' equity....................................       48,141       326,659     3,232,394      4,581,707     23,561,141

---------------
(1) Until April 27, 1994, the Company elected to be taxed as an S Corporation under the Internal Revenue Code. As a result, the pro forma income statement data for each of the five years in the period ended December 31, 1994 reflect adjustments to the historical income statement data assuming the Company had not elected S Corporation status.

(2) In April 1994, the stockholders of the Company approved a 26,667-for-1 Common Stock split. All share information has been restated to give retroactive effect to the stock split.

(3) Increases in Company-owned and franchise same store sales have been calculated for stores that were open for at least 13 months as of the end of such applicable period.

(4) For stores open at least one full calendar year. Includes seven stores and 16 stores in 1995 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Through April 27, 1994, the Company operated as an S Corporation for Federal income tax purposes. As a result, through this period the Company did not record or pay any Federal income taxes. For the purpose of discussion and analysis, the Company has presented a pro forma tax provision and pro forma net income. These pro forma amounts represent what the income tax provision and the net income would have been if the Company had been a C Corporation and thus was subject to Federal income taxation for the entire period. Net income per share is computed using the weighted average common stock equivalent shares outstanding during each period. The 26,667-for-1 stock split which occurred in April 1994 has been given retroactive effect for all periods discussed.

     Same store sales increases or decreases are calculated for stores open at least thirteen full months. Company-owned same store sales increased 26.6% in 1995 and 17.9% in 1996. The Company's 16 stores that were in operation for all of 1996 generated average net sales of approximately $1,662,000 and average store-level profit contribution of approximately $200,000, or 12.0% of average net sales.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Company-owned Stores

     Net sales from Company-owned stores increased to $39,143,625 in the year ended December 31, 1996 from $16,118,163 in the year ended December 31, 1995. The 1996 results include 16 stores which were open at the beginning of that year plus 20 stores opened during the year, four of which were opened in the second quarter, 10 in the third quarter and six in the month of October. The 1995 amount represents sales from seven stores which were open at the beginning of the year plus nine stores opened during the year, five of which were opened in September and two in October. Of the total sales increase, 54% is attributable to new store openings in 1996. Same store sales increased 17.9% in 1996. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the year ended December 31, 1996 was $13,206,181 compared to $5,359,954 for 1995. The increase in 1996 was due to increased sales volume. Gross margin was 33.7% and 33.3% of sales for the years ended December 31, 1996 and 1995, respectively.

     Store operating and selling expenses were $10,116,160 for the year ended December 31, 1996 compared to $4,254,475 in 1995. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during 1996. Store operating expenses were 25.8% and 26.4% of sales for December 31, 1996 and 1995, respectively. Company-owned store profit contribution was $3,090,021 for the year ended December 31, 1996, compared to a profit contribution of $1,105,479 for 1995.

  Franchise Operations

     Franchise revenue is composed of the initial franchise fees which are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Franchise fees, recognized on 32 store openings during the year ended December 31, 1996 were $935,000 compared to $927,500 during 1995, which represents 35 store openings. Royalty fees increased 39.1% to $8,449,760 in the year ended December 31, 1996 from $6,074,679 in 1995.
Franchise same store sales increases for the years ended December 31, 1996 and 1995 were 13.5% and 10.3%, respectively.

     Expenses directly related to franchise revenue increased to $3,729,050 for the year ended December 31, 1996 from $2,943,814 for the year ended December 31, 1995. This increase is primarily attributable to additional franchise personnel required to operate this portion of the Company's business and the necessary infrastructure to support such employees. As a percentage of franchise revenue, franchise expenses were 39.7% and 42.0% for the years ended December 31, 1996 and 1995, respectively.

     Franchise profit contribution was $5,655,710 for the year ended December 31, 1996 compared to $4,058,365 for the year ended December 31, 1995. The 39.4% increase in franchise profit contribution is due to the increase in royalty fees and franchise fees offset in part by an increase in franchise expenses, as discussed above.

  General and Administrative

     General and administrative expenses increased 2.4% to $3,096,811 in the year ended December 31, 1996 compared to $3,023,540 in the year ended December 31, 1995. The increase is primarily attributable to an increase in payroll and related benefits, recruitment and moving of new employees and increased travel as a result of establishing the necessary organizational infrastructure to allow the Company to build the Company-owned store base. General and administrative expenses for 1995 included a one time severance expense of $275,000 and a litigation settlement expense of $200,000. As a percentage of revenue, general and administrative expenses were 6.4% and 13.1% for the years ended December 31, 1996 and 1995, respectively. This decrease as a percentage of revenue resulted from increased leverage of general and administrative expenses over a larger sales base.

  Net Income

     Net income increased 189% to $3,755,525, or $0.56 per share, in the year ended December 31, 1996 as compared to net income of $1,299,965, or $0.24 per share in the year ended December 31, 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

  Company-owned Stores

     Net sales from Company-owned stores were $16,118,163 for the year ended December 31, 1995 compared to $3,991,589 for the year ended December 31, 1994. The 1995 results include seven stores which were open at the beginning of that year plus nine stores opened during the year, five of which were opened in September and two in October. The 1994 amount represents sales from one store opened in January, one in August, four in September and one in October of that year. Of the total sales increase, 46% is attributable to new store openings in 1995. Same store sales increased 26.6% in 1995. Gross profit for the year ended

December 31, 1995 was $5,359,954 compared to $1,304,708 for the year ended December 31, 1994. The increase in 1995 was due to increased sales volume. Gross margin was 33.3% and 32.7% of sales for the years ended December 31, 1995 and 1994, respectively.

     Store operating and selling expenses were $4,254,475 for the year ended December 31, 1995 compared to $1,239,769 in the comparable 1994 period. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during the year ended December 31, 1995. Company-owned store profit contribution was $1,105,479 for the year ended December 31, 1995 compared to $64,939 for the comparable 1994 period.

  Franchise Operations

     Franchise fees, recognized on the 35 store openings during the year ended December 31, 1995 were $927,500 compared to $1,025,000, representing 42 store openings, during the year ended December 31, 1994. The reduction in franchise fees caused by fewer store openings was partially offset by the increase in such fees to $30,000 from $25,000 per store with respect to franchise agreements signed after January 1, 1995. Royalty fees of $6,074,679 in the year ended December 31, 1995 represented an increase of 58.4% over the $3,836,207 royalty fees generated in the year ended December 31, 1994. Approximately 42.3% of the increase was attributable to sales at the 35 stores opened in 1995. The balance of the increase was caused by increases in sales at stores open as of December 31, 1994. Franchise same store sales increases for the years ended December 31, 1995 and 1994 were 10.3% and 19.1%, respectively.

     Expenses directly related to franchise revenue increased $893,920 to $2,943,814 for the year ended December 31, 1995 from $2,049,894 for the year ended December 31, 1994. This increase is primarily attributable to additional franchise personnel required to operate this portion of the Company's business and the necessary infrastructure to support such employees. As a percentage of revenue, franchise expenses were 42.0% and 42.2% for the years ended December 31, 1995 and 1994, respectively.

     Franchise profit contribution increased 44.4% to $4,058,365 for the year ended December 31, 1995 from $2,811,313 for the year ended December 31, 1994. The increase in franchise profit contribution is due to the increase in royalty fees attributable to the opening of 35 new franchises and increases in existing franchise store sales offset in part by a decrease in franchise fees and an increase in franchise expenses, as discussed above.

  General and Administrative

     General and administrative expenses increased 56.7% to $3,023,540 in the year ended December 31, 1995 compared to $1,929,850 in the year ended December 31, 1994. The increase is primarily attributable to an increase in payroll and related benefits of approximately $458,000 as a result of establishing the necessary organizational infrastructure to allow the Company to build the Company-owned store base, professional fee increases of approximately $196,000 due primarily to increases in legal and consulting fees and the accrual of $275,000 related to a severance agreement for a senior executive paid through August 31, 1996. As a percentage of revenue, general and administrative expenses were 13.1% and 21.8% for the years ended December 31, 1995 and 1994, respectively. This decrease as a percentage of revenue resulted from increased leverage of general and administrative expenses over a larger sales base.

  Income Tax

     In April 1994, the Company changed its tax status from an S Corporation to a federally taxable C Corporation. As a result of the change, certain tax losses sustained by the Company through the period it was an S Corporation were not available to offset income earned subsequently as a C Corporation. Therefore, because of these non-deductible losses, the Company's effective tax rate was 46.2% in 1994 compared to 39.9% in 1995. Pro forma income taxes, assuming that the Company was a C Corporation for the entire year ended December 31, 1994, were $410,089 compared to $863,200 for the year ended December 31, 1995.

  Net Income

     Net income increased 139.6% to $1,299,965, or $0.24 per share, in the year ended December 31, 1995 compared to $542,523 in the year ended December 31, 1994. On a pro forma basis, which assumes the Company was always organized as a C Corporation, net income for the year ended December 31, 1994 would have been $598,434 and net income per share for the year ended December 31, 1994 would have been $0.12.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash provided by operating activities was $3,557,529, $1,600,975 and $40,965 in the years ended December 31, 1996, 1995 and 1994, respectively. The increase in cash provided by operating activities in 1996 compared to 1995 was primarily attributable to an increase in net income. The increase in cash provided by operating activities in 1995 compared to 1994 was primarily attributable to increases in net income and accounts payable.

     Cash used in investing activities was $4,872,000, $2,082,158 and $1,396,214 in the years ended December 31, 1996, 1995 and 1994, respectively. The increases in cash used in investing activities in 1996 compared to 1995 and in 1995 compared to 1994 were attributable to increased purchases of property and equipment necessary to support the accelerating growth in Company-owned stores. Such purchases were substantially funded by the Company's available cash.

     Cash provided by financing activities was $15,151,619, $100,138 and $2,299,031 for the years ended December 31, 1996, 1995 and 1994, respectively. Cash provided by financing activities in 1996 was primarily attributable to the proceeds of the Company's initial public offering. Cash provided by financing activities in 1994 was primarily attributable to a private placement of the Company's Common Stock.

     Prior to 1994, the Company financed its business activities primarily with funds generated from operating activities. The Company has a revolving credit/term loan facility in the amount of $5,000,000 expiring June 30, 1998. Advances under the revolving credit/term loan facility bear interest at the bank's prime rate (8.25% at February 28, 1997) plus 1/4 of 1% and are collateralized by all assets of the Company. The Company must pay a quarterly commitment fee of 1/2 of 1% of the unused amount of the available facility. The credit facility contains various covenants including, among others, restrictions on capital expenditures, the maintenance of a defined minimum tangible net worth, interest coverage ratio, total liabilities to tangible net worth ratio and current ratio. At December 31, 1996, the Company was in compliance with such loan agreement covenants. There was no outstanding balance under the facility at December 31, 1996.

     On March 3, 1997, the Company signed a commitment letter (the "Commitment Letter") to refinance and replace its existing loan facility with a $20,000,000 committed revolving line of credit facility maturing on June 30, 2000. Advances under the line will bear interest, at the Company's option, at 1/2 of 1% below the bank's prime rate (8.25% as of February 28, 1997) or LIBOR plus 1.25% (which margin for the LIBOR rate option is subject to reduction to .75% or increase to 1.75% based on the Company's ratio of total liabilities to tangible net worth). The Commitment Letter requires a facility fee of $50,000 and a quarterly commitment fee equal to .125% of the average unused portion of the line and is secured by substantially all of the assets of the Company. The Commitment Letter also provides various covenants including, among others, restrictions on capital expenditures, the maintenance of a defined minimum tangible net worth, interest coverage ratio, total liabilities to tangible net worth ratio and current ratio. The terms of the Commitment Letter are subject to the negotiation and execution of definitive loan documents.

     Over the next several years, the Company intends to devote greater resources to the opening of Company-owned stores and therefore believes that its revenue growth increasingly will be derived from the opening of Company-owned, rather than franchise, Super Stores. Based on its current planning and marketing information, the Company plans to open approximately 45 to 50 Company-owned stores in 1997. Therefore, it is anticipated that approximately $16,875,000 to $18,750,000 of its existing cash and the proceeds of the Offering will be used to open these stores in 1997. In addition, the Company anticipates that new and existing franchisees will open approximately 20 additional stores in 1997. The Company anticipates opening approximately 70 to 75 Company-owned stores during 1998, using a combination of its existing cash and operating cash flow, funds available under the Company's revolving credit facility, and/or any remaining proceeds from the Offering for these openings. In addition, the Company may seek to acquire existing stores from franchises. At present, the Company has no agreement to acquire any franchise store. The Company expects that the average new store cost for Company-owned stores will continue to be approximately $375,000. These expenditures include $163,000 for equipment and fixtures, including point of sale equipment, $52,000 for leasehold improvements and approximately $125,000 for store inventory, net of accounts payable. Pre-opening expenses are estimated to be $35,000 per store. The Company typically leases space ranging from 10,000 to 12,000 square feet and seeks to lease sites rather than own the real estate.

     Out of its planned 45 to 50 Company-owned stores to be opened during 1997, as of February 28, 1997, the Company had opened two stores and had signed leases for 23 locations. In addition, as of February 28, 1997, the Company had signed a lease for a Company-owned store to be opened in 1998. Most of such leases are for ten-year terms, each with two five-year renewal options. One lease has a term of 20 years. The minimum lease obligation for these 26 leases is approximately $51,678,000 over the life of the leases.

     The Company believes the proceeds from the Offering, its cash flows from operations and its borrowing capacity under the proposed credit facility will be adequate to fund its cash requirements for at least the next 24 months.

  Impact of Inflation

     The Company believes that inflation did not have a material impact on its operations for the periods reported. Significant increases in labor, employee benefits and other operating expenses could have a material adverse effect on the Company's performance.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is submitted as a separate section of this Report commencing on page F-1.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                   PART III

      In accordance with general instruction G(3) of Form 10-K, the information called for by items 10, 11, 12 and 13 of Part III is incorporated by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   List of Documents filed as part of this Annual Report on Form 10-K.

      1. The following financial statements of the Company are filed as a separate section of this Report commencing on page F-1.

      Report of Deloitte & Touche LLP, Independent Auditors

      Balance Sheets -- December 31, 1996 and 1995

      Statements of Income for the years ended December 31, 1996, 1995 and 1994

      Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

      Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

      Notes to Financial Statements for the years ended December 31, 1996, 1995 and 1994

      2.    Financial Statement Schedules - Not Applicable.

      3.    List of Exhibits.

      The following exhibits are included as a part of this Annual Report on Form 10-K or incorporated herein by reference.

              3.1/1  - Certificate of Incorporation of the Company.
              3.2/1  - Bylaws of the Company.
              4.1/1  - Specimen stock certificate evidencing the Common Stock.
             10.1/1  - Form of Unit Franchise Agreement entered into by the
                       Company and franchisees.
             10.2/1  - Employment Agreement, dated January 1, 1994 and amended as of January 16, 1996, by and between the Company and Steve Mandell.
             10.3/3  - Amendment to Employment Agreement dated March 5, 1997, by and between the Company and Steven Mandell.
             10.4/1  - Employment Agreement, dated January 1, 1994 and amended as of January 16, 1996, by and between the Company and Perry Kaplan.
             10.5/1  - Employment Agreement of David Lauber, dated June 12,
                       1995, by and between Company and David Lauber.
             10.6/1  - Employment Agreement of Lawrence Fine, dated October 13,
                       1995, by and between the Company and Lawrence Fine.
             10.7/2  - Amended Stock Option Plan of the Registrant.
             10.8/2  - Amended and Restated 1994 Stock Option Plan of the
                       Company
             10.9/1  - Loan and Security Agreement, dated February 15, 1995 and amended as of October 6, 1995, by and between Company and Midlantic Bank, N.A.
             10.10/3 - Commitment letter between PNC Bank and the Company
             23.1    - Consent of Deloitte & Touche LLP.

            24.1 - Power of Attorney (contained on the signature page of this
                   Registration Statement).
            27.1 - Financial Data Schedule.

Notes

1. Incorporated by reference to the Company's Registration Statement as amended on Form S-1 Number 333- 350 as filed with the Commission on January 18, 1996.

2. Incorporated by reference to the Company's Registration Statement on Form S-8 as filed with the Commission on January 9, 1997.

3. Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Commission on March 6, 1997.

-------------------


      (b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Annual Report on Form 10-K.

                              POWER OF ATTORNEYS


      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Steven Mandell and David Lauber, and each of them, each with full power to act without the other, his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person hereby, ratifying and confirming that each of said attorneys-in-fact and agents or his substitutes may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:March __, 1997               PARTY CITY CORPORATION



                                    By:
                                       ----------------------------------------
                                          Steven Mandell, Chairman of the Board
                                              and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signatures                    Title                                           Date
      ----------                    -----                                           ----


-----------------          Chairman of the Board and President,              March __, 1997
Steven Mandell             Director (principal executive officer)



-----------------           Vice President and Chief Financial               March __, 1997
David Lauber                Director (principal financial and
                            accounting officer)


-----------------           Director                                         March __, 1997
John J. Oberdorf



-----------------           Director                                         March __, 1997
Raymond Hemmig



-----------------           Director                                         March __, 1997
Duayne Weinger


                         INDEX TO FINANCIAL STATEMENTS

                             PARTY CITY CORPORATION

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report..........................................................  F-2
Balance Sheets........................................................................  F-3
Statements of Income..................................................................  F-4
Statements of Stockholders' Equity....................................................  F-5
Statements of Cash Flows..............................................................  F-6
Notes to Financial Statements.........................................................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Stockholders of
Party City Corporation
Rockaway, New Jersey

     We have audited the accompanying balance sheets of Party City Corporation as of December 31, 1995 and 1996 and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Party City Corporation as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.
DELOITTE & TOUCHE LLP

February 17, 1997
Parsippany, New Jersey

                             PARTY CITY CORPORATION

                                 BALANCE SHEETS

                                                                    DECEMBER 31,     DECEMBER 31,
                                                                        1995             1996
                                                                    ------------     ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................................  $  1,112,566     $ 14,949,714
  Restricted assets for advertising fund..........................       541,919          101,573
  Receivables from franchisees:
     Royalty fees (net of allowance for doubtful accounts of
      $40,000 at December 31, 1995 and $32,847 at December 31,
      1996).......................................................       652,961        1,015,161
     Other........................................................       108,343          178,571
  Merchandise inventory...........................................     3,840,926        9,305,027
  Due from affiliates.............................................         5,794           35,815
  Deferred income taxes -- current................................       150,631          193,188
  Prepaid expenses and other current assets.......................       315,620        1,015,760
                                                                    ------------     ------------
          TOTAL CURRENT ASSETS....................................     6,728,760       26,794,809
Property and equipment -- net.....................................     3,195,738        7,310,740
Deferred income taxes.............................................       109,176          218,224
Other assets......................................................       273,898          279,334
                                                                    ------------     ------------
          TOTAL ASSETS............................................  $ 10,307,572     $ 34,603,107
                                                                    ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade.......................................  $  1,960,873     $  4,977,430
  Accrued expenses................................................     1,225,635        1,980,696
  Advertising fund................................................       541,919          101,573
  Income taxes payable............................................       514,458        1,904,562
  Current portion -- long term debt...............................        22,725               --
  Due to affiliates...............................................         1,779               --
  Deferred revenue................................................       462,383          412,081
                                                                    ------------     ------------
          TOTAL CURRENT LIABILITIES...............................     4,729,772        9,376,342
                                                                    ------------     ------------
LONG TERM LIABILITIES:
  Long-term debt -- net of current portion........................        49,565               --
  Deferred rent...................................................       464,653        1,170,624
  Deferred revenue................................................       481,875          495,000
                                                                    ------------     ------------
          TOTAL LONG TERM LIABILITIES.............................       996,093        1,665,624
                                                                    ------------     ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value: authorized shares -- 10,000,000 at
     December 31, 1995 and 25,000,000 at December 31, 1996; shares issued and outstanding -- 5,224,000 at December 31, 1995 and
     6,960,667 at December 31, 1996...............................        52,240           69,607
  Additional paid-in capital......................................     2,541,492       17,748,034
  Retained earnings...............................................     1,987,975        5,743,500
                                                                    ------------     ------------
          TOTAL STOCKHOLDERS' EQUITY..............................     4,581,707       23,561,141
                                                                    ------------     ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $ 10,307,572     $ 34,603,107
                                                                    ============     ============

                See accompanying notes to financial statements.

                             PARTY CITY CORPORATION

                              STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1994          1995          1996
                                                          -----------   -----------   -----------
REVENUES:
  Net sales.............................................  $ 3,991,589   $16,118,163   $39,143,625
  Royalty fees..........................................    3,836,207     6,074,679     8,449,760
  Franchise fees........................................    1,025,000       927,500       935,000
                                                          -----------   -----------    ----------
          TOTAL REVENUES................................    8,852,796    23,120,342    48,528,385
EXPENSES:
  Cost of goods sold and occupancy costs................    2,686,881    10,758,209    25,937,444
  Company-owned stores operating and selling expense....    1,239,769     4,254,475    10,116,160
  Franchise expense.....................................    2,049,894     2,943,814     3,729,050
  General and administrative expense....................    1,929,850     3,023,540     3,096,811
                                                          -----------   -----------    ----------
          TOTAL EXPENSES................................    7,906,394    20,980,038    42,879,465
                                                          -----------   -----------    ----------
          INCOME BEFORE INTEREST AND INCOME TAXES.......      946,402     2,140,304     5,648,920
Interest income, net....................................       62,121        22,861       475,805
                                                          -----------   -----------    ----------
INCOME BEFORE INCOME TAXES..............................    1,008,523     2,163,165     6,124,725
Provision for income taxes..............................      466,000       863,200     2,369,200
                                                          -----------   -----------    ----------
NET INCOME..............................................  $   542,523   $ 1,299,965   $ 3,755,525
                                                          ===========   ===========    ==========
NET INCOME PER SHARE....................................                $      0.24   $      0.56
                                                                        ===========    ==========
Weighted average shares outstanding.....................                  5,322,333     6,664,202
Pro Forma:
  Income before income taxes............................  $ 1,008,523
  Provision for income taxes............................      410,089
                                                          -----------
  Net income............................................  $   598,434
                                                          ===========
  Net income per share..................................  $      0.12
                                                          ===========
Weighted average shares outstanding.....................    5,008,333

                 See accompanying notes to financial statements

                             PARTY CITY CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                      COMMON STOCK
                                  ---------------------     ADDITIONAL       RETAINED     NOTE RECEIVABLE-
                                   SHARES       AMOUNT    PAID-IN-CAPITAL    EARNINGS      SALE OF STOCK
                                  ---------     -------   ---------------   ----------   ------------------
Balance -- January 1, 1994......  4,000,000     $40,000     $   137,000     $  245,487       $  (95,828)
Distribution to stockholders....                                              (100,000)
Sale of common shares...........  1,200,000      12,000       2,488,000
Expenses incurred on sale of
  common shares.................                               (133,268)
Sale of common shares...........     24,000         240          49,760
Proceeds from note receivable...                                                                 46,480
Net income......................                                               542,523
                                  ---------     -------     -----------     ----------       ----------
Balance -- December 31, 1994....  5,224,000      52,240       2,541,492        688,010          (49,348)
Proceeds from note receivable...                                                                 49,348
Net income......................                                             1,299,965
                                  ---------     -------     -----------     ----------       ----------
Balance -- December 31, 1995....  5,224,000      52,240       2,541,492      1,987,975
Sale of common shares...........  1,700,000      17,000      16,983,000
Expenses incurred on sale of
  common shares.................                             (1,989,661)
Exercise of stock options.......     36,667         367         174,628
Tax effect of non-qualified
  options.......................                                 38,575
Net income......................                                             3,755,525
                                  ---------     -------     -----------     ----------       ----------
Balance -- December 31, 1996....  6,960,667     $69,607     $17,748,034     $5,743,500       $       --
                                  =========     =======     ===========     ==========       ==========

                See accompanying notes to financial statements.

                             PARTY CITY CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                           YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                       1994          1995          1996
                                                                    -----------   -----------   -----------
Cash Flow from Operating Activities:
Net income........................................................  $   542,523   $ 1,299,965   $ 3,755,525
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization.................................       99,158       321,936       745,889
    Loss on abandonment/sale of property and equipment............       64,918            --        11,109
    Deferred tax benefit..........................................      (96,000)     (160,499)     (151,605)
  Changes in assets and liabilities:
    Sale of marketable securities.................................      223,552        20,558            --
    Royalty fees receivable.......................................     (201,904)     (256,118)     (362,200)
    Other receivable..............................................      (24,593)      (83,750)      (70,228)
    Merchandise inventory.........................................   (1,486,399)   (2,354,527)   (5,464,101)
    Due to/from affiliates........................................       28,689         8,607       (31,800)
    Prepaid expenses and other current assets.....................     (138,032)     (103,333)     (700,140)
    Other assets..................................................     (125,257)     (131,521)       (5,436)
    Accounts payable..............................................      271,319     1,689,554     3,016,557
    Accrued expenses..............................................      702,318       347,814       755,061
    Income taxes payable..........................................       89,333       397,218     1,390,104
    Deferred revenue..............................................      (47,767)      279,525       (37,177)
    Deferred rent.................................................      139,107       325,546       705,971
                                                                    -----------   -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES.........................       40,965     1,600,975     3,557,529
                                                                    -----------   -----------   -----------
Cash Flow from Investment Activities:
  Purchases of property and equipment.............................   (1,396,214)   (2,082,158)   (4,875,877)
  Proceeds from sale of property and equipment....................           --            --         3,877
                                                                    -----------   -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES.............................   (1,396,214)   (2,082,158)   (4,872,000)
                                                                    -----------   -----------   -----------
Cash Flow from Financing Activities:
  Net proceeds from sale of stock.................................    2,463,212        49,348    15,010,339
  Proceeds from exercise of stock options.........................           --            --       174,995
  Tax effect of non-qualified stock options.......................           --            --        38,575
  Proceeds from long term debt....................................           --       288,127            --
  Repayments of long term debt....................................      (27,834)     (237,337)      (72,290)
  Repayment of note payable-officer...............................      (36,347)           --            --
  Distribution to stockholders....................................     (100,000)           --            --
                                                                    -----------   -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES.........................    2,299,031       100,138    15,151,619
                                                                    -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............      943,782      (381,045)   13,837,148
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................      549,829     1,493,611     1,112,566
                                                                    -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........................  $ 1,493,611   $ 1,112,566   $14,949,714
                                                                    ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income Taxes Paid.................................................  $   555,893   $   375,850   $ 1,147,812
Interest Paid.....................................................  $     3,284   $     8,956   $    41,009

                See accompanying notes to financial statements.

                             PARTY CITY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Party City Corporation (the "Company"), which is incorporated in the State of Delaware, operates retail party goods stores within the continental United States and sells franchises on an individual store and area franchise basis throughout the United States, Puerto Rico, Spain and Canada. In April, 1994, the Shareholders approved an increase in the authorized Common Stock from 2,500 to 10,000,000 shares and a 26,667-for-1 common stock split. All share information has been restated to give retroactive effect to the stock split. On January 16, 1996, the Company increased its authorized Common Stock from 10,000,000 to 25,000,000 shares. On March 27, 1996, the Company completed an initial public offering of 1,700,000 shares of common stock, $.01 par value, issued by the Company, at an initial offering price of $10 per share. Proceeds to the Company, net of offering expenses of $1,989,661 were $15,010,339.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Franchising Revenue Recognition -- The Company is obligated in accordance with the terms of each franchisee's respective agreement to provide the following initial services: advice on site location, store design and layout, training and pre-opening assistance. Revenue from individual franchise sales, recorded as franchise fees, is recognized by the Company upon completion of the aforementioned initial services, which normally coincide with the opening of the franchisee's store. On an ongoing basis, the Company provides assistance regarding sources of supply, pricing, advertising and promotion programs and other defined assistance. Royalty fees are recorded on a monthly basis as a percentage of the franchisee's net sales.

     Area franchise sales represent agreements with franchisees to open a specified number of franchises within defined geographic areas and development periods. The Company's policy is to receive in advance, a deposit for each of the potential stores, based on its standard initial franchise fee at the time the contract is signed. Upon receipt, the deposit is recorded as deferred revenue. When the Company satisfies its initial obligations to the franchisee and the store is opened, the Company recognizes the deposit as revenue. Information regarding franchise activity follows:

                                                                                YEAR ENDED
                                                                               DECEMBER 31,
                                                                          ----------------------
                                                                          1994     1995     1996
                                                                          ----     ----     ----
Number of franchises in operation at beginning of the period............   58       99      132
Number of franchises opened in the period...............................   42       35       32
Number of franchises closed during the period...........................   (1)      (2)      --
                                                                          ---      ---      ---
Number of franchises in operation at end of the period..................   99      132      164
                                                                          ===      ===      ===

     Cash and Cash Equivalents -- The Company considers all highly liquid investments with initial maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of an investment in a certificate of deposit and money market funds.

     Marketable Securities -- The Company classifies its investments as trading securities, carries the securities at fair market value and recognizes unrealized gains and losses in earnings. Realized gains and losses are determined on the first-in, first-out method. There were no marketable securities held at December 31, 1995 and 1996.

     Fair Value of Financial Instruments -- Financial instruments consist primarily of investments in cash, trade account receivables, accounts payable and debt obligations. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market

                             PARTY CITY CORPORATION

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) prices. At December 31, 1995 and 1996, the fair value of the Company's financial instruments approximated the carrying value.

     Inventory -- The Company values its inventory at the lower of average cost or market.

     Advertising Fund -- Pursuant to its franchise agreements, the Company collects 1% of the net sales of its franchise stores, which is restricted to use for advertising on their behalf. Receipts and disbursements are not recorded as income or expense since the Company does not have complete discretion over the use of the funds. The Company also contributes 1% of net sales of its owned stores into the Advertising Fund. To cover the expenses of administering the Advertising Fund, the Company charges the fund a management fee equal to 5% of the funds contributed by franchisees. During 1995 and 1996, $90,715 and $133,542, respectively, of Advertising Fund management fees were collected by the Company and credited to general and administrative expense.

     Property and Equipment -- Property and equipment are carried at cost less accumulated depreciation. The Company uses the straight-line method of depreciation for property and equipment placed in service on or after January 1, 1993. Property and equipment placed in service prior to January 1, 1993 are depreciated using an accelerated method. The difference between the two methods is not material. Property and equipment are depreciated over their estimated useful lives as follows: automobiles, five years; furniture and equipment, 5-7 years. Leasehold improvements are amortized over the remaining period of the lease or the estimated useful life of the asset, whichever is less.

     Intangibles -- Trademarks, which are included in other assets, consist primarily of capitalized legal costs and are being amortized using the straight-line method over the estimated useful lives of the assets.

     Income Taxes -- Prior to April 27, 1994 the Company had elected to be taxed under the S corporation regulations of the Internal Revenue Code, thereby exempting it from federal income taxes. Effective April 27, 1994, the Company's election was terminated and the Company commenced paying tax as a C Corporation.

     The Company provides for the tax effects of transactions reported in the financial statements which and consist of taxes currently due plus deferred taxes as a result of temporary differences. Temporary differences in the basis of assets and liabilities for financial statements and income tax reporting arise from using different methods and lives to calculate depreciation, certain costs related to the start up of store operations, inventory capitalization, deferred rent, accrued expenses and the recognition of vacation pay.

     Net Income Per Share -- Net income per share is computed using the weighted average common and common equivalent shares outstanding during each period.

     Pro forma Data -- Pro forma net income reflects the income tax expense the Company would have incurred assuming it was taxed as a C corporation for all periods presented.

     Pre-opening Store Costs -- The costs associated with opening a store are expensed as incurred.

     Advertising Costs -- The costs associated with store advertising are expensed in the period in which the related promotion and sales occur. Advertising expense was approximately $327,700, $1,034,800 and $2,342,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     Accounting and Reporting Changes -- Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards for the recognition of an impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed. The

                             PARTY CITY CORPORATION

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations.

     Reclassifications -- Certain reclassifications have been made to the prior period financial statements, the most significant of which is the reclassification of store occupancy costs from Company-owned store operating and selling expenses to cost of sales and occupancy costs, to be consistent with the prevailing practice in the retail industry and to conform the current period presentation.

NOTE 2 -- RESTRICTED ASSETS FOR ADVERTISING FUND

     Amounts restricted for advertising include:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                         1995       1996
                                                                       --------   --------
    Cash and cash equivalents........................................  $ 99,042   $101,573
    Marketable securities............................................   442,877         --
                                                                       --------   --------
                                                                       $541,919   $101,573
                                                                       ========   ========

NOTE 3 -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1995           1996
                                                                  ----------     ----------
    Equipment.................................................    $1,298,646     $2,974,980
    Furniture.................................................     1,102,979      2,773,322
    Leasehold improvements....................................     1,175,817      2,687,462
    Automobiles...............................................        94,793         94,793
                                                                  ----------     ----------
                                                                   3,672,235      8,530,557
    Less: Accumulated depreciation and amortization...........       476,497      1,219,817
                                                                  ----------     ----------
                                                                  $3,195,738     $7,310,740
                                                                  ==========     ==========

NOTE 4 -- DEBT

     Long-term debt consisted of four installment notes with an outstanding balance of $72,290 at December 31, 1995. The notes were collateralized by equipment and have interest rates ranging from 1.00% to 1.25% above the bank's base rate (8.50% at December 31, 1995) and were repaid in full during March 1996. At December 31, 1996 there was no long-term debt outstanding.

     During February 1995, the Company obtained a revolving credit/term loan facility in the amount of $2,500,000, which was amended in September 1995 and again in December 1996. Under the second amendment, the Company has available borrowings of $5,000,000 as of December 31, 1996 until June 30, 1998. The amended facility expires June 30, 1998. The Company has the option to convert its outstanding borrowings at June 30, 1996, 1997 and 1998 to a four-year term loan with a corresponding reduction in the amount available under the credit facility. Both the revolving credit facility and term loans bear interest at the bank's prime rate minus 1/2 of 1% and are collateralized by all assets of the Company. The Company must pay a quarterly commitment fee of 1/4 of 1% of the unused amount of the available facility. The credit facility contains various covenants including, among others, restriction on capital expenditures, the maintenance of a

                             PARTY CITY CORPORATION

NOTE 4 -- DEBT -- (CONTINUED)
defined minimum tangible net worth, interest coverage ratio, total liabilities to tangible net worth ratio and current ratio. At December 31, 1996, the Company was in compliance with such loan agreement covenants. There was no outstanding balance under the facility at December 31, 1996.

NOTE 5 -- STOCK OPTIONS

     In September 1994, the Company adopted the Party City Corporation 1994 Stock Option Plan (the "Plan") pursuant to which options may be granted to employees for the purchase of common stock. The Plan, which was amended and restated in December 1996, permits the Company to grant incentive and non-qualified stock options to purchase an aggregate of 600,000 shares of the Company's common stock. Such options may be incentive stock options or non-qualified options. The term of an option is determined by the Stock Option Committee. The exercise price of the shares covered by an incentive stock option may not be less than the fair value of the shares at the time of grant. The exercise price of the shares covered by a non-qualified option need not be equal to the fair value of the stock at the date of grant, but may be granted with an exercise price as determined by the Stock Option Committee. The options granted generally vest one-third each year, over a period of three years.

     A summary of the Plan's status and changes during the years then ended, is presented below:

                                                                     DECEMBER 31,
                                                -------------------------------------------------------
                                                           1995                         1996
                                                --------------------------   --------------------------
                                                          WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
                                                SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                                -------   ----------------   -------   ----------------
Outstanding at January 1......................  102,240        $ 2.50        180,000        $ 4.08
Granted.......................................   79,760          6.10        281,500         14.31
Exercised.....................................        0             0        (36,666)         4.77
Cancelled.....................................   (2,000)         3.50        (66,501)         8.69
                                                -------         -----        -------        ------
Outstanding December 31.......................  180,000        $ 4.08        358,333        $11.19
                                                =======         =====        =======        ======
Options exercisable at December 31............        0                       31,666
Weighted average fair value of options granted
  during the year ended December 31, (per
  option).....................................  $  1.84                      $  7.32

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1995           1996
                                                              ----------     ----------
        Expected volatility.................................           0            35%
        Expected lives......................................     6 years        6 years
        Risk-free interest rate.............................       6.40%          6.50%
        Expected dividend yield.............................          0%             0%

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1995           1996
                                                              ----------     ----------
        Net Income:
          As reported.......................................  $1,299,965     $3,755,525
          Pro-forma.........................................  $1,294,791     $3,345,385

        Net income per share:
          As reported.......................................        0.24           0.56
          Pro-forma.........................................        0.24           0.52

                             PARTY CITY CORPORATION

NOTE 5 -- STOCK OPTIONS (CONTINUED)
     The pro forma effect of applying FAS 123 is not necessarily indicative of the effect on reported net income for future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the periods ended December 31, 1995 and 1996.

     The following table summarizes information about options outstanding under the Plan as follows:

                                                 OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                    ---------------------------------------------   --------------------------
                                        NUMBER                           WEIGHTED       NUMBER        WEIGHTED
                                      OUTSTANDING     WEIGHTED AVERAGE   AVERAGE      EXERCISABLE     AVERAGE
                                    AT DECEMBER 31,      REMAINING       EXERCISE   AT DECEMBER 31,   EXERCISE
     RANGE OF EXERCISE PRICES            1996         CONTRACTUAL LIFE    PRICE          1996          PRICE
                                    ---------------   ----------------   --------   ---------------   --------
$2.50 to $5.00....................       98,333           8.3 years       $ 2.58         31,666        $ 2.55
$10.00 to $15.00..................      126,500           9.3 years        11.42             --            --
$15.25 to $20.00..................      113,500           9.6 years        16.74             --            --
$21.00 to $22.00..................       20,000           9.6 years        21.11             --            --
                                        -------                           ------         ------         -----
$2.50 to $22.00...................      358,333                           $11.19         31,666        $ 2.55
                                        =======                           ======         ======         =====

NOTE 6 -- PROVISION FOR TAXES

     The provision for taxes consisted of the following:

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                          ----------------------------------
                                                            1994        1995         1996
                                                          --------   ----------   ----------
    Current:
      Federal...........................................  $416,000   $  751,427   $1,962,511
      State.............................................   146,000      272,272      558,294
                                                          ---------- ----------   ----------
                                                           562,000    1,023,699    2,520,805
                                                          ---------- ----------   ----------
    Deferred:
      Federal...........................................   (76,000)    (120,967)    (127,311)
      State.............................................   (20,000)     (39,532)     (24,294)
                                                          ---------- ----------   ----------
                                                           (96,000)    (160,499)    (151,605)
                                                          ---------- ----------   ----------
                                                          $466,000   $  863,200   $2,369,200
                                                          ========== ==========   ==========

     The deferred income tax provision results from temporary differences between amounts of assets and liabilities for financial reporting purposes and amounts as measured by tax laws.

                             PARTY CITY CORPORATION

NOTE 6 -- PROVISION FOR TAXES -- (CONTINUED)

     The components of the net deferred tax assets at December 31, 1995 and 1996 are as follows:

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1995          1996
                                                                   ---------     ---------
    Current Assets:
      Inventory..................................................  $      --     $ 123,751
      Severance pay accrual......................................     79,847            --
      Vacation pay accrual.......................................     30,282        35,104
      Start-up costs.............................................     14,582        14,958
      Reserve for doubtful accounts..............................     16,240        30,085
      Advertising accrual........................................      9,680            --
                                                                   ---------     ---------
    Current Liabilities:
      Advertising accrual........................................         --       (10,710)
                                                                   ---------     ---------
      Current Deferred Tax Asset.................................  $ 150,631     $ 193,188
                                                                   =========     =========
    Non-current Assets:
      Deferred rent..............................................  $ 188,650     $ 471,240
      Start-up costs.............................................     45,249        28,008
    Non-current Liabilities:
      Property and equipment.....................................   (124,723)     (281,024)
                                                                   ---------     ---------
      Non-current Deferred Tax Asset.............................  $ 109,176     $ 218,224
                                                                   =========     =========

     The Company's effective income tax rate differs from the statutory federal rate as follows:

                                                                          DECEMBER 31,
                                                                     ----------------------
                                                                     1994     1995     1996
                                                                     ----     ----     ----
    Federal statutory rate.........................................  34.0%    34.0%    34.0%
    State income taxes net of federal benefit......................   8.2      7.1      5.6
    Other..........................................................   2.0     (1.2)     (.9)
    Nondeductible S-corporation losses.............................   2.0        0        0
                                                                     ----     ----     ----
    Effective tax rate.............................................  46.2%    39.9%    38.7%
                                                                     ====     ====     ====

NOTE 7 -- RELATED PARTY TRANSACTIONS

     The President, a major stockholder of the Company, owns all of the outstanding shares of two party supplies stores for which no royalty fees are charged. This individual is also the majority owner of two additional franchise stores and was a 50% owner of one franchise through 1995. The Company receives royalty fees based on 3.0% of net sales from the majority owned stores. In addition, a Director of the Company owns two franchises and was a 50% owner of one franchise through 1995, for which he pays royalty fees of 2.0% on net sales.

                             PARTY CITY CORPORATION

NOTE 7 -- RELATED PARTY TRANSACTIONS -- (CONTINUED)
     Furthermore, an individual who was a Senior Vice President of the Company through August 1995 owns two franchises. The amounts included in the accompanying financial statements relating to the above are:

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1994         1995         1996
                                                         --------     --------     --------
    Royalty fees.......................................  $259,130     $260,818     $208,227
    Royalty fees receivable (at end of period).........  $ 27,581     $ 16,572     $ 18,551

     The Company shared office space with an affiliate until July 1, 1995. The affiliate charged the Company for rent and real estate taxes, utilities, insurance and telephone. The Company was charged approximately $63,000 and $30,400 for the years ended December 31, 1994 and 1995, respectively, of which, approximately $12,300 and $27,000, respectively, was for rent. Beginning January 1, 1996, the Company shared warehouse space with an affiliate. The Company charged the affiliate approximately $19,200 for rent for the year end December 31, 1996. In addition, the Company and its affiliates employ common bookkeeping personnel, for which the Company charged its affiliates approximately $70,500, $74,200 and $94,500 for the years ended December 31, 1994, 1995 and 1996, respectively. Office expenses allocated from the affiliate to the Company are based upon the square footage occupied by the Company. Personnel costs allocated to the affiliate are based upon an analysis of the percentage of time individuals devote to services for the affiliate stores. Management believes that both allocation methods are reasonable to determine the appropriate expenses to be allocated.

     Amounts receivable and payable from related companies represent non-interest bearing advances between affiliates with no specific repayment terms. Amounts outstanding at December 31, 1995 and 1996 were paid in January 1996 and 1997, respectively.

     In August 1992, the Company sold shares of its Common Stock for $172,000 to the Company's Executive Vice President. The Company received a cash payment of $32,391 and a promissory note for $139,609 for such shares. This note which bore interest at 6.0%, was paid in three annual installments of $52,391 and was collateralized by the shares sold. The final payment was made in October 1995.

NOTE 8 -- COMMITMENTS

     Employment Agreements -- The Company has entered into various employment agreements with two of its senior executives for periods of up to three years expiring no later than June 12, 1998. Under the agreements, the covered individuals are entitled to specified salaries over the contract periods; bonuses are provided contingent upon certain Company and individual performance criteria devised by the Company for each period. The commitments relating to future services from such executives under the contracts as of December 31, 1996 are approximately $1,196,800.

OPERATING LEASES

     Real Estate -- The Company leases real estate in connection with the operation of corporate retail stores as well as its corporate office. The store leases are for properties ranging in size from 6,750 to 13,320 square feet. The terms range from ten years to twenty years, and expire by 2016. The leases contain escalation clauses, renewal options from five years to ten years and obligations for reimbursement of common area maintenance and real estate taxes. Certain leases contain contingent rent based upon specified sales volume. For the years ended December 31, 1994, 1995 and 1996, no such contingent rent was paid.

     Other -- The Company leases a motor vehicle, expiring July 1999 and a telephone system for the corporate office, expiring December 1997.

                             PARTY CITY CORPORATION

NOTE 8 -- COMMITMENTS -- (CONTINUED)
     Rent expense for all operating leases was $384,825, $1,554,015 and $3,779,292 for the years ended December 31, 1994, 1995 and 1996, respectively. Future minimum payments under operating leases at December 31, 1996 are as follows:

        1997............................................................  $ 5,473,737
        1998............................................................    5,585,650
        1999............................................................    5,637,546
        2000............................................................    5,780,208
        2001............................................................    5,990,092
        Thereafter......................................................   28,930,546
                                                                          -----------
                                                                          $57,397,779
                                                                          ===========

     The Company has guaranteed a lease obligation of three of its franchises. One lease, expiring in 2001, has future minimum payments of $687,225, the second lease, expiring in 2007, has future minimum payments of $2,686,667 and the remaining lease, expiring in 2007, has future minimum payments of $1,646,957.

NOTE 9 -- SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                 QUARTER ENDED
                                          ------------------------------------------------------------
                  1995                    MARCH 31,       JUNE 30,      SEPTEMBER 30,     DECEMBER 31,
----------------------------------------  ----------     ----------     -------------     ------------
Net sales of Company-owned stores.......  $1,782,905     $2,659,151      $ 3,051,342      $  8,624,755
Total franchise revenues................   1,068,518      1,506,191        1,673,851         2,753,619
Cost of goods sold and occupancy
  costs.................................   1,257,446      1,822,532        2,228,843         5,449,388
Net Income/(Loss).......................      17,125        207,921         (101,861)        1,176,780
Net Income/(Loss) per share.............  $     0.00     $     0.04      $     (0.02)     $       0.22

                                                                 QUARTER ENDED
                                          ------------------------------------------------------------
                  1996                    MARCH 31,       JUNE 30,      SEPTEMBER 30,     DECEMBER 31,
----------------------------------------  ----------     ----------     -------------     ------------
Net sales of Company-owned stores.......  $4,562,271     $6,338,685      $ 7,507,165      $ 20,735,504
Total franchise revenues................   1,418,741      1,947,733        2,400,601         3,617,685
Cost of goods sold and occupancy
  costs.................................   3,334,320      4,362,640        5,339,627        12,900,857
Net Income/(Loss).......................    (166,506)       499,168          345,660         3,077,203
Net Income/(Loss) per share.............  $     (.03)    $      .07      $       .05      $        .43

--------------------------------------------------------------------------------

SUBSEQUENT EVENTS (UNAUDITED)

     On February 28, 1997, the Company acquired six franchise stores. Four of the stores acquired, having total sales of $9,100,000 in 1996, were owned by Steven Mandell, the Company's Chairman and President for an aggregate purchase price of $4,750,000, subject to post-closing adjustments for inventory and payables. The remaining two stores, having total sales of $3,700,000 in 1996, were owned by Perry Kaplan, a former executive officer and a Director of the Company for an aggregate purchase price of $1,150,000, subject to similar post-closing adjustments.

     On March 3, 1997, the Company signed a commitment letter to refinance and replace the Company's existing $5,000,000 credit facility with a $20,000,000 revolving line of credit maturing June 30, 2000. The terms of the commitment letter are subject to the negotiation and execution of definitive loan documents.

     On March 5, 1997, the Company and Steven Mandell, the Chairman and President of the Company, executed an amendment to Mr. Mandell's employment agreement. The amendment extends the term of Mr. Mandell's employment agreement one year to December 31, 1998 and provides for an annual salary of $300,000 for 1998.

                                 EXHIBIT INDEX

                                                                                       SEQUENTIALLY
EXHIBIT                                                                                  NUMBERED
NUMBER                                      DESCRIPTION                                    PAGE
------         ----------------------------------------------------------------------  ------------
  3.1/1     --   Certificate of Incorporation of the Registrant.
  3.2/1     --   Bylaws of the Registrant.
  4.1/1     --   Specimen stock certificate evidencing the Common Stock.
 10.1/1     --   Form of Unit Franchise Agreement entered into by the Registrant and franchisees.
 10.2/1     --   Employment Agreement, dated January 1, 1994 and amended as of January
                 16, 1996, by and between the Registrant and Steve Mandell.
 10.3/3     --   Amendment to Employment Agreement dated March 5, 1997, by and between the Registrant and Steven Mandell.
 10.4/1     --   Employment Agreement, dated January 1, 1994 and amended as of January
                 16, 1996, by and between the Registrant and Perry Kaplan.
 10.5/1     --   Employment Agreement of David Lauber, dated June 12, 1995, by and between Registrant and David Lauber.
 10.6/1     --   Employment Agreement of Lawrence Fine, dated October 13, 1995, by and between Registrant and Lawrence Fine.
 10.7/2     --   Amended Stock Option Plan of the Registrant.
 10.8/2     --   Amended and Restated 1994 Stock Option Plan of the Registrant.
 10.9/1     --   Loan and Security Agreement, dated February 15, 1995 and amended as of
                 October 6, 1995, by and between Registrant and Midlantic Bank, N.A.
 10.10/3    --   Commitment letter between PNC Bank and the Registrant.
 23.1       --   Consent of Deloitte & Touche LLP.
 24.1       --   Power of Attorney (contained on the signature page of this
                 Annual Report on Form 10-K).
 27.1       --   Financial Data Schedule.

---------------

1 Incorporated by reference to the Company Registration Statement as amended on Form S-1, File Number 333-350 as declared effective by the Commission on March 26, 1996.

2 Incorporated by reference to the Company's Registration Statement on Form S-8 as filed with the Commission on January 9, 1997.

3 Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Commission on March 6, 1997.