Form 10-Q
period 1997-03-31
PARTY CITY CORP
filed 1997-05-14
CIK 1005972

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                -----------------

  FOR THE QUARTERLY PERIOD ENDED                      COMMISSION FILE NUMBER
          MARCH 31, 1997                                      0-27826
                                -----------------

                             PARTY CITY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                      22--3033692
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

         400 COMMONS WAY                                       07866
       ROCKAWAY, NEW JERSEY                                  (Zip Code)
(Address of Principal Executive Offices)

                                  201-983-0888
              (Registrant's telephone number, including area code)
                                -----------------


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes __X__        No:  __ __


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


         As of May 12, 1997, there were outstanding 8,175,500 shares of Common Stock, $.01 par value.

                             PARTY CITY CORPORATION
                                     INDEX

                                                                            Page No.
                                                                            --------
Part I            Financial Information

                  Item 1.  Financial Statements:

                  Balance Sheets - March 31, 1997
                    and December 31, 1996                                      3

                  Statements of Operations - For the
                    Three Months Ended March 31, 1997 and 1996                 4

                  Statements of Stockholders' Equity                           5

                  Statements of Cash Flows - For the
                    Three Months Ended March 31, 1997 and 1996                 6

                  Notes to Financial Statements                                7

                  Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results
                    of Operations                                              8

Part II           Other Information

                  Item 6.  Exhibits and Reports on Form 8-K                   11

                             PARTY CITY CORPORATION
                                 BALANCE SHEETS

                                                                       ------------------------------
                                                                         MARCH 31,       DECEMBER 31,
                                                                           1997              1996
                                                                       ------------------------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                               $ 5,738,349     $14,949,714
Restricted assets for advertising fund                                      224,984         101,573
Receivables from franchisees:
 Royalty fees (net of allowance for doubtful accounts of $43,416 at
   March 31, 1997 and $32,847 at December 31, 1996)                         863,726       1,015,161
 Other                                                                      246,122         178,571
Merchandise Inventory                                                    13,997,610       9,305,027
Due from affiliates                                                            --            35,815
Prepaid income taxes                                                         89,478            --
Deferred income taxes - current                                             193,188         193,188
Prepaid expenses and other current assets                                 2,003,799       1,015,760
                                                                        ---------------------------

        TOTAL CURRENT ASSETS                                             23,357,256      26,794,809

Propety and equipment - net                                               9,278,535       7,310,740
Deferred income taxes                                                       218,224         218,224
Goodwill, net of amortization                                             4,310,419            --
Other assets                                                                478,442         279,334
                                                                        ---------------------------

        TOTAL  ASSETS                                                   $37,642,876     $34,603,107
                                                                        ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY


 CURRENT LIABILITIES:
     Accounts payable - trade                                           $ 7,111,230     $ 4,977,430
     Accrued expenses                                                     3,092,024       1,980,696
     Advertising fund                                                       224,984         101,573
     Income taxes payable                                                      --         1,904,562
     Due to affiliates                                                    1,553,457            --
     Deferred revenue                                                       400,241         412,081
                                                                        ---------------------------

        TOTAL CURRENT LIABILITIES                                        12,381,936       9,376,342
                                                                        ---------------------------

    LONG TERM LIABILITIES:
     Deferred rent                                                        1,465,276       1,170,624
     Deferred revenue                                                       486,139         495,000
                                                                        ---------------------------

        TOTAL LONG TERM LIABILITIES                                       1,951,415       1,665,624
                                                                        ---------------------------

 COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value: authorized shares -
   25,000,000 at March 31, 1997 and December 31, 1996;
   shares issued and outstanding - 6,974,000 at
   March 31, 1997 and 6,960,667 at December 31, 1996                         69,740          69,607
   Additional paid-in capital                                            17,784,567      17,748,034
    Retained earnings                                                     5,455,218       5,743,500
                                                                        ---------------------------

        TOTAL STOCKHOLDERS' EQUITY                                       23,309,525      23,561,141
                                                                        ---------------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $37,642,876     $34,603,107
                                                                        ===========================

                See accompanying notes to financial statements.

                             PARTY CITY CORPORATION
                            STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED
                                                 -------------------------------
                                                           MARCH 31,
                                                     1997             1996
                                                 -------------------------------
REVENUES:
  Net sales                                      $ 12,628,763      $ 4,562,271
  Royalty fees                                      1,893,262        1,328,741
  Franchise fees                                       90,000           90,000
                                                 -----------------------------

      TOTAL REVENUES                               14,612,025        5,981,012

EXPENSES:

  Cost of goods sold and Occupancy Costs            9,382,493        3,334,320
  Company-owned stores operating and selling        3,513,804        1,301,699
     expense
  Franchise expense                                   884,327          852,364
  General and administrative expense                1,432,630          759,514
                                                 -----------------------------

      TOTAL EXPENSES                               15,213,254        6,247,897
                                                 -----------------------------

      LOSS BEFORE INTEREST AND INCOME TAXES          (601,229)        (266,885)

  Interest income(expense), Net                       121,247          (10,321)
                                                 -----------------------------

LOSS BEFORE INCOME TAXES                             (479,982)        (277,206)

Benefit from Income Taxes                            (191,700)        (110,700)
                                                 -----------------------------

NET LOSS                                         $   (288,282)     $  (166,506)
                                                 =============================

NET LOSS PER SHARE                               $      (0.04)     $     (0.03)
                                                 =============================

Weighted average shares outstanding                 6,966,556        5,322,333
                                                 =============================

                See accompanying notes to financial statements.

                             PARTY CITY CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                   COMMON STOCK
                              -------------------------    ADDITIONAL         RETAINED
                                 SHARES       AMOUNT     PAID-IN-CAPITAL      EARNINGS
                              ------------------------------------------------------------
  Balance-January 1,1996        5,224,000     $52,240     $  2,541,492      $ 1,987,975

  Sale of common shares         1,700,000      17,000       16,983,000

  Expenses incurred on sale
    of common shares                                        (1,888,524)

  Net loss                                                                     (166,506)

                              ---------------------------------------------------------
  Balance-March 31,1996         6,924,000      69,240       17,635,968        1,821,469

  Expenses incurred on sale
    of common shares                                          (101,137)

  Exercise of stock options        36,667         367          174,628

  Tax effect of non-qualified
    options                                                     38,575

  Net income                                                                  3,922,031

                              ---------------------------------------------------------
  Balance-December 31,1996      6,960,667     $69,607     $ 17,748,034      $ 5,743,500

  Exercise of stock options        13,333         133           36,533

  Net loss                                                                     (288,282)

                              ---------------------------------------------------------
      Balance-March 31,1997     6,974,000     $69,740     $ 17,784,567      $ 5,455,218
                              =========================================================


                See accompanying notes to financial statements.

                             PARTY CITY CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED
                                                       ----------------------------------
                                                            MARCH 31,         MARCH 31,
                                                              1997              1996
                                                       ----------------------------------
Cash Flow from Operating Activities:

Net loss                                                 $   (288,282)     $   (166,506)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                             354,218           130,259
    Deferred rent                                             294,652            56,470

  Changes in assets and liabilities:
     Royalty fees receivable                                  151,435           103,629
     Other receivables                                        (67,551)           38,780
     Merchandise inventory                                 (4,692,583)         (712,368)
     Prepaid income taxes                                     (89,478)         (124,854)
     Prepaid expenses and other current assets               (988,039)           43,496
     Other assets                                            (199,780)           (1,177)
     Accounts payable                                       2,133,800          (231,129)
     Accrued expenses                                       1,111,328           786,123
     Income taxes payable                                  (1,904,562)         (514,458)
     Due to/from affiliates                                 1,589,272            (9,313)
     Deferred revenue                                         (11,840)          151,034
     Long term liabilities                                     (8,861)         (111,875)

                                                         ------------------------------
NET CASH USED IN OPERATING ACTIVITIES                      (2,616,271)         (561,889)
                                                         ------------------------------

Cash Flow from Investment Activities:
  Purchases of property and equipment                      (2,137,260)         (223,690)
  Aquisition of franchise stores                           (4,494,500)             --

                                                         ------------------------------
NET CASH USED IN INVESTING ACTIVITIES                      (6,631,760)         (223,690)
                                                         ------------------------------

Cash Flow from Financing Activities:
  Net proceeds from sale of stock                                --          15,111,476
  Proceeds from exercise of stock options                      36,666              --
  Repayments of long term debt                                   --             (72,290)

                                                         ------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      36,666        15,039,186
                                                         ------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (9,211,365)       14,253,607

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             14,949,714         1,112,566
                                                         ------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  5,738,349      $ 15,366,173
                                                         ==============================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income Taxes Paid                                        $  1,802,341      $    507,545

Interest Paid                                            $     11,176      $     12,414

                See accompanying notes to financial statements.

                             PARTY CITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 1997, and March 31, 1996 have been made. Certain financial information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

         The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2 - ACQUISITION OF FRANCHISE STORES

         On February 28, 1997, the Company acquired six franchise stores. Four of the stores acquired, having aggregate sales of approximately $9,100,000 in 1996, were owned by Steven Mandell, the Company's Chairman and President for an aggregate purchase price of $4,750,000, subject to post-closing adjustments of inventory and payables. The remaining two stores, having aggregate sales of approximately $3,700,000 in 1996, were owned by Perry Kaplan, a former executive officer and Director of the Company for an aggregate purchase price of $1,150,000, subject to similar post-closing adjustments.

         The acquisitions have been accounted for under the purchase accounting method. The results of operations of the acquired stores are included in the financial statements since the acquisition date. Goodwill recorded in connection with the acquisitions is being amortized on a straight-line basis for over fifteen years. Assuming the stores were acquired on January 1, 1996, the pro forma impact would have increased the first quarter net loss and net loss per share by approximately $62,800 and $0.01, and approximately $63,700 and $0.01 for the three months ended March 31, 1997 and 1996, respectively.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings or net income per share will be determined. Adoption of this statement by the Company will not have a material impact on net income per share.

NOTE 4 - SUBSEQUENT EVENT

         The Company closed on its secondary public offering on April 14, 1997. The total offering was for 2,240,000 shares of common stock, of which 1,200,000 shares were offered by the Company and 1,040,000 were offered by certain selling stockholders. The offering price was $13.00 per share. Proceeds to the Company, net of offering expenses were approximately $14,200,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Company-owned Stores

         Net sales from Company-owned stores were $12,628,763 for the three months ended March 31, 1997 compared to $4,562,271 for the three months ended March 31, 1996. The 1997 results include 20 additional stores which opened during the last three quarters of 1996 plus six additional stores which opened during the first quarter of 1997 and six additional stores which were acquired during the first quarter of 1997. The 1996 amount represents sales from 16 stores. Stores open in the first quarter 1996 had a 17.4% same store sales increase for the first quarter 1997. Gross profit reflects the cost of goods sold and store occupany costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the three months ended March 31, 1997 was $3,246,270 compared to $1,227,951 for the three months ended March 31, 1996. The increase in 1997 was due to increased sales volume. Gross margin was 25.7% and 26.9% for the three months ended March 31, 1997 and 1996, respectively. The decrease in gross margin is primarily attributable to pre-opening occupancy expenses during the first quarter of 1997

         Store operating and selling expenses were $3,513,804 for the three months ended March 31, 1997 compared to $1,301,699 in the comparable 1996 period. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during the first quarter of 1997. Store operating and selling expenses were 27.8% and 28.5% of sales for the three months ended March 31, 1997 and 1996, respectively. Pre-opening expenses to open the six stores opened during the first quarter of 1997 were $213,000. No new stores were opened in the first quarter of 1996. Company-owned stores had a loss of $267,534 for the three months ended March 31, 1997, compared to a loss of $73,748 for the comparable 1996 period. This is primarily due to the pre-opening costs expensed in 1997 as well as losses sustained in the new stores opened during the third and fourth quarters of 1996 and the first quarter of 1997. Sales during a store's first calendar quarter do not typically cover such store's expense structure until a store has reached a certain level of maturity, which typically occurs in the store's second year of operation. First calendar quarter losses for the company are expected to continue until the Company has a larger base of mature stores.

Franchise Operations

         Franchise revenue is composed of the initial franchise fees which are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Franchise fees, recognized on three store openings were $90,000 for each of the three months ended March 31, 1997 and March 31, 1996. Royalty fees increased 42.5% to $1,893,262 in the three months ended March 31, 1997 from $1,328,741 in the three months ended March 31, 1996. The increase in royalty fees is attributable to the increase in franchise stores open during the first quarter of 1997 compared to the same period in 1996 as well as franchise same store sales increases for the three months ended March 31, 1996 of 15.6%.

         Expenses directly related to franchise revenue increased $31,963 to $884,327 for the three months ended March 31, 1997 from $852,364 for the three months ended March 31, 1996. As a percentage of franchise revenue, franchise expenses were 44.6% and 60.1% for the quarters ended March 31, 1997 and 1996, respectively. This percentage decrease is primarily attributable to the Company's ability to leverage such expenses across a substantially larger base of franchise revenues.

        Franchise profit contribution increased 94.0% to $1,098,935 for the three months ended March 31, 1997 from $566,377 for the three months ended March 31, 1996. The increase in franchise profit contribution is due to the increase in royalty fees attributable to the opening of new franchises and increases in existing franchise store sales and the leveraging of franchise expenses as discussed above.

General and Administrative

         General and administrative expenses increased to $1,432,630 from $759,514, or 88.6% in the first quarter 1997 from the first quarter 1996. The increase is primarily attributable to an increase in payroll and related benefits, professional and legal fees, recruitment of new employees and increased travel and occupancy costs as a result of establishing the necessary organizational infrastructure to allow the Company to build the Company-owned store base. As a percentage of revenue, general and administrative expenses were 9.8% and 21.8% for the three months ended March 31, 1997 and 1996, respectively. This decrease as a percentage of revenue resulted from the Company's ability to leverage such expenses across a substantially larger base of revenues.

Net Loss

         For the first quarter 1997, the Company reported a net loss of $288,282 and a net loss per share of $0.04 as compared to a net loss of $166,506 and a net loss per share of $0.03 for the first quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities for the three months ended March 31, 1997 was $2,616,271, compared to $561,889 for the comparable 1996 period. The increase in cash used in operating activities was primarily attribuable to a net loss of $288,282, increases in merchandise inventory of $4,692,583 and prepaid expenses and other current assets of $988,039 and a reduction in income taxes payable of $1,904,562, partially offset by depreciation and amortization of $354,218, increases in accounts payable of $2,133,800, accrued expenses of $1,111,328 and due to affiliates of $1,589,272 as well as other net changes in operating assets and liabilities.

         Cash used in investing activities during the first quarter of 1997 was $6,631,760 compared to $223,690 in the first quarter of 1996. The increase in cash used in investing activities was primarily attributable to property and equipment additions necessary to support the growth in Company-owned stores and $4,494,500 for the acquisition of six franchise stores. Both were substantially funded by the Company's existing available cash.

         Cash provided by the financing activities was $36,666 during the first quarter of 1997, all of which constituted proceeds from the exercise of employee stock options granted under the Company's Amended and Restated 1994 Stock Option Plan. The Company has a revolving credit/term loan facility in the amount of $5,000,000 expiring June 30, 1998. Advances under the revolving credit/term loan facility bear interest at the bank's prime rate (8.5% at March 31, 1997) minus 1/2 of 1% and are collateralized by all assets of the Company. The Company must pay a quarterly commitment fee of 1/4 of 1% of the unused amount of the available facility. The credit facility contains various covenants including, among others, restriction on capital expenditures, the maintenance of a defined minimum tangible net worth, interest coverage ratio, total compliance with such loan agreement covenants. At March 31, 1997, the Company was in compliance with such loan agreement covenants. There was no outstanding balance of the facility at March 31,1997.

         On March 3, 1997, the Company signed a commitment letter (the "Commitment Letter") to refinance and replace its existing loan facility with a $20,000,000 committed revolving line of credit facility maturing on June 30, 2000. Advances under the line will bear interest, at the Company's option, at 1/2 of 1% below the bank's prime rate (8.5% as of March 31, 1997) or LIBOR plus 1.25% (which margin for the LIBOR rate option is subject to reduction to .75% or increase to 1.75% based on the Company's ratio of total liabilities to tangible net worth). The Commitment Letter requires a facility fee of $50,000 and a quarterly commitment fee equal to .125% of the average unused portion of the line and is secured by substantially all of the assets of the Company. The Commitment Letter also provides various covenants including, among others, restrictions on capital expenditures, and maintenance of a defined minimum tangible net worth, interest coverage ratio, total liabilities to tangible net worth ratio and current ratio. The terms of the Commitment Letter are subject to the negotiation and execution of definitive loan documents.

         The Company closed on its secondary public offering on April 14, 1997. The total offering was for 2,240,000 shares of common stock, of which 1,200,000 shares were offered by the Company and 1,040,000 were offered by certain selling stockholders. Proceeds to the Company, net of offering expenses were approximately $14,200,000. The Company believes the proceeds from the offering, its cash flows from operations and its borrowing capaciy under the proposed credit facility will be adequate to fund its cash requirements for at least the next 24 months.

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


                                    PARTY CITY CORPORATION

                                    By   /s/ STEVEN MANDELL
                                        --------------------------------------
                                         (Steven Mandell)
                                         President & Chief Executive Officer



                                    By   /s/ DAVID LAUBER
                                        --------------------------------------
                                         (David Lauber)
                                         Chief Financial &
                                         Principal Accounting Officer




Date:  May 12, 1997