Form 10-Q
period 1997-06-30
PARTY CITY CORP
filed 1997-08-14
CIK 1005972

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------

         For the Quarterly Period Ended              Commission File Number
                  June 30, 1997                             0-27826

                                -----------------

                             Party City Corporation
             (Exact name of registrant as specified in its charter)

              Delaware                                  22--3033692
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

           400 Commons Way                                 07866
         Rockaway, New Jersey                            (Zip Code)
(Address of Principal Executive Offices)

                                  973-983-0888
              (Registrant's telephone number, including area code)

                                -----------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No: |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

      As of August 11, 1997, there were outstanding 8,176,667 shares of Common Stock, $.01 par value.

                             PARTY CITY CORPORATION
                                      INDEX

                                                                        Page No.
                                                                        --------

Part I      Financial Information

            Item 1.  Financial Statements:

            Balance Sheets - June 30, 1997
              and December 31, 1996                                        3

            Statements of Operations - For the
              Three Months Ended June 30, 1997 and 1996
              and the Six Months Ended June 30, 1997 and 1996              4

            Statements of Stockholders' Equity                             5

            Statements of Cash Flows - For the
              Six Months Ended June 30, 1997 and 1996                      6

            Notes to Financial Statements                                  7-8

            Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                                9-12

Part II     Other Information

            Item 2.  Changes in Securities                                13

            Item 6.  Exhibits and Reports on Form 8-K                     13

            Exhibit Index                                                 14

                             PARTY CITY CORPORATION
                                 BALANCE SHEETS

                                                        ------------------------
                                                          June 30,  December 31,
                                                           1997        1996
                                                        ------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $13,667,403  $14,949,714
  Restricted assets for advertising fund                    148,327      101,573
  Receivables from franchisees:
    Royalty fees (net of allowance for
       doubtful accounts of $85,729 at June
       30, 1997 and $32,847 at December 31, 1996)           823,707    1,015,161
    Other                                                   409,008      178,571
  Merchandise Inventory                                  16,666,358    9,305,027
  Due from affiliates                                          --         35,815
  Prepaid income taxes                                      247,838         --
  Deferred income taxes - current                           193,188      193,188
  Prepaid expenses and other current assets               2,658,854    1,015,760
                                                        ------------------------

          TOTAL CURRENT ASSETS                           34,814,683   26,794,809

Propety and equipment - net                              12,164,842    7,310,740
Deferred income taxes                                       218,224      218,224
Goodwill, net of amortization                             4,238,177         --
Other assets                                              1,498,329      279,334
                                                        ------------------------

          TOTAL ASSETS                                  $52,934,255  $34,603,107
                                                        ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                              $ 7,424,854  $ 4,977,430
  Accrued expenses                                        4,347,214    1,980,696
  Advertising fund                                          148,327      101,573
  Income taxes payable                                         --      1,904,562
  Deferred revenue                                          285,607      412,081
                                                        ------------------------

          TOTAL CURRENT LIABILITIES                      12,206,002    9,376,342
                                                        ------------------------

LONG TERM LIABILITIES:
  Deferred rent                                           1,676,322    1,170,624
  Deferred revenue                                          646,103      495,000
                                                        ------------------------

          TOTAL LONG TERM LIABILITIES                     2,322,425    1,665,624
                                                        ------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value: authorized shares
   - 25,000,000 at June 30, 1997 and December 31,
   1996; shares issued and outstanding - 8,176,167
   at June 30, 1997 and 6,960,667 at December 31, 1996       81,762       69,607
  Additional paid-in capital                             31,971,705   17,748,034
  Retained earnings                                       6,352,361    5,743,500
                                                        ------------------------

          TOTAL STOCKHOLDERS' EQUITY                     38,405,828   23,561,141
                                                        ------------------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                                     $52,934,255  $34,603,107
                                                        ========================


                 See accompanying notes to financial statements

                             PARTY CITY CORPORATION
                            STATEMENTS OF OPERATIONS

                                                  Three Months Ended        Six Months Ended
                                               -----------------------  ------------------------
                                                 June 30,    June 30,    June 30,      June 30,
                                                   1997        1996         1997         1996
                                               -----------------------  ------------------------
REVENUES:
  Net sales                                    $20,021,947  $6,338,685  $32,650,710  $10,900,956
  Royalty fees                                   2,305,512   1,772,733    4,198,774    3,101,474
  Franchise fees                                   127,500     175,000      217,500      265,000
                                               -----------------------  ------------------------

      TOTAL REVENUES                            22,454,959   8,286,418   37,066,984   14,267,430

EXPENSES:

  Cost of goods sold and Occupancy Costs        13,755,624   4,362,640   23,138,117    7,696,960
  Company-owned stores operating and selling
    expense                                      4,921,307   1,581,277    8,435,111    2,882,976
  Franchise expense                                910,347     919,586    1,794,674    1,771,950
  General and administrative expense             1,494,318     761,968    2,926,948    1,521,482
                                               -----------------------  ------------------------

      TOTAL EXPENSES                            21,081,596   7,625,471   36,294,850   13,873,368
                                               -----------------------  ------------------------

      INCOME BEFORE INTEREST AND INCOME TAXES    1,373,363     660,947      772,134      394,062

  Interest income, Net                             120,280     170,021      241,527      159,700
                                               -----------------------  ------------------------

INCOME BEFORE INCOME TAXES                       1,493,643     830,968    1,013,661      553,762

Provision for Income Taxes                         596,500     331,800      404,800      221,100
                                               -----------------------  ------------------------

NET INCOME                                     $   897,143  $  499,168  $   608,861  $   332,662
                                               =======================  ========================

NET INCOME PER SHARE                           $      0.11  $     0.07  $      0.08         0.05
                                               =======================  ========================

Weighted average shares outstanding              8,044,792   7,109,160    7,507,896    6,280,210
                                               =======================  ========================


                 See accompanying notes to financial statements

                             PARTY CITY CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Common Stock
                               --------------------    Additional    Retained
                                 Shares     Amount  Paid-In-Capital  Earnings
                               -----------------------------------------------
Balance-January 1,1996         5,224,000   $52,240  $ 2,541,492     $1,987,975

Sale of common shares          1,700,000    17,000   16,983,000

Expenses incurred on sale
  of common shares                                   (1,990,551)

Exercise of stock options         20,000       200       49,800

Net income                                                             332,662

                               -----------------------------------------------
Balance-June 30,1996           6,944,000    69,440   17,583,741      2,320,637

Expenses incurred on sale
  of common shares                                          890

Exercise of stock options         16,667       167      124,828

 Tax effect of non-qualified
   options                                               38,575

Net income                                                           3,422,863

                               -----------------------------------------------
Balance-December 31,1996       6,960,667   $69,607  $17,748,034     $5,743,500

Sale of common shares          1,200,000   $12,000  $15,588,000

Expenses incurred on sale
  of common shares                                   (1,422,510)

Exercise of stock options         15,500       155       58,181

Net income                                                             608,861

                               -----------------------------------------------
Balance-June 30,1997           8,176,167   $81,762  $31,971,705     $6,352,361
                               ===============================================


                 See accompanying notes to financial statements

                             PARTY CITY CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                               Six Months Ended
                                                        -----------------------------
                                                            June 30,       June 30,
                                                              1997           1996
                                                        -----------------------------
Cash Flow from Operating Activities:

Net income                                              $    608,861   $    332,662
Adjustments to reconcile net income to net cash
  (used in)/provided by operating activities:
    Depreciation and amortization                            839,996        277,764
    Deferred rent                                            505,698       (464,653)

  Changes in assets and liabilities:
     Royalty fees receivable                                 191,454        (13,398)
     Other receivables                                      (230,437)      (135,339)
     Merchandise inventory                                (7,361,331)    (1,175,446)
     Prepaid income taxes                                   (247,838)          --
     Prepaid expenses and other current assets            (1,643,094)      (176,011)
     Other assets                                         (1,223,414)       (14,344)
     Accounts payable                                      2,447,424        205,128
     Accrued expenses                                      2,366,518      1,128,774
     Income taxes payable                                 (1,904,562)      (502,377)
     Due to/from affiliates                                   35,815        (15,815)
     Deferred revenue                                       (126,474)       213,219
     Long term liabilities                                   151,103        785,288

                                                        ---------------------------
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES     (5,590,281)       445,452
                                                        ---------------------------

Cash Flow from Investment Activities:
  Purchases of property and equipment                     (5,433,356)    (1,061,737)
  Aquisition of franchise stores                          (4,494,500)          --

                                                        ---------------------------
NET CASH USED IN INVESTING ACTIVITIES                     (9,927,856)    (1,061,737)
                                                        ---------------------------

Cash Flow from Financing Activities:
  Net proceeds from sale of stock                         14,177,490     15,009,449
  Proceeds from exercise of stock options                     58,336         50,000
  Repayments of long term debt                                  --          (72,290)

                                                        ---------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 14,235,826     14,987,159
                                                        ---------------------------

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS    (1,282,311)    14,370,874

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            14,949,714      1,112,566
                                                        ---------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 13,667,403   $ 15,483,440
                                                        ===========================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income Taxes Paid                                       $  2,557,257   $    767,217

Interest Paid                                           $     24,926   $     12,414


                 See accompanying notes to financial statements

                             PARTY CITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

      The financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1997 and 1996 have been made. Certain financial information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

      The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

Note 2 - Secondary Public Offering

      The Company completed its secondary public offering on May 8, 1997. The total offering was for 2,240,000 shares of common stock, of which 1,200,000 shares were offered by the Company and 1,040,000 were offered by certain selling stockholders. The offering price was $13.00 per share. Proceeds to the Company, net of offering expenses were approximately $14,177,490.

Note 3 - Acquisition of Franchise Stores

      On February 28, 1997, the Company acquired six franchise stores. Four of the stores acquired were owned by Steven Mandell, the Company's Chairman and President. Such stores had aggregate sales of approximately $9,100,000 in 1996 and were acquired for an aggregate purchase price of $4,750,000, subject to post-closing adjustments of inventory and payables. The remaining two stores were owned by Perry Kaplan, a former executive officer and Director of the Company. Such stores had aggregate sales of approximately $3,700,000 and were acquired for an aggregate purchase price of $1,150,000, subject to similar post-closing adjustments.

     The acquisitions have been accounted for under the purchase accounting method. The results of operations of the acquired stores are included in the financial statements since the acquisition date. Goodwill recorded in connection with the acquisitions are being amortized on a straight-line basis over fifteen years. Assuming the stores were acquired on January 1, 1996, the pro forma impact would have increased the six month earnings and earnings per share by approximately $62,800 and $0.01, and approximately $40,589 and $0.01 for the six months ended June 30, 1997 and 1996, respectively.

Note 4 - Recent Accounting Pronouncements

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

Note 5 - Subsequent Events

      On August 1, 1997, the Company acquired three franchise stores; two stores in the Southern California market and one store in Staten Island, New York. Through these transactions, the Company acquired certain development rights to the Southern California and Staten Island, New York markets. The aggregate purchase price of these transactions was approximately $3.5 million, subject to adjustments for actual inventories and trade payables. The acquisitions will be accounted for under the purchase accounting method. Total sales of the three franchise stores in 1996 were $6.2 million.

      In addition, the Company has recently signed letters of intent to acquire 11 franchise stores in the Dallas/Fort Worth market. The purchase price of the transaction is approximately $8.3 million, subject to an adjustment for actual inventories and trade payables at the time of closing. The letters of intent provide that Party City will acquire the rights for any future development in the Dallas/Fort Worth market. Seven of the 11 stores were open for all of 1996 and averaged $1.8 million in sales, with the remaining four stores open less than a year. The closing of the sale is anticipated to be in August.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months June 30, 1997 Compared to Three Months June 30, 1996

Company-owned Stores

      Net sales from Company-owned stores were $20,021,947 for the three months ended June 30, 1997 compared to $6,338,685 for the three months ended June 30, 1996. The 1997 results include 16 additional stores which opened during the last two quarters of 1996 plus six additional stores which opened during the first quarter of 1997, six additional stores which were acquired during the first quarter of 1997 and nine additional stores which opened during the second quarter of 1997. The 1996 amount represents sales from 20 stores, including four stores which opened during the second quarter of 1996. Stores open in the second quarter 1996 had a 10.3% same store sales increase for the second quarter 1997. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the three months ended June 30, 1997 was $6,266,323 compared to $1,976,045 for the three months ended June 30, 1996. The increase in 1997 was due to increased sales volume. Gross margin was 31.3% and 31.2% for the three months ended June 30, 1997 and 1996, respectively.

      Store operating and selling expenses were $4,921,307 for the three months ended June 30, 1997 compared to $1,581,277 in the comparable 1996 period. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during the second quarter of 1997. Store operating and selling expenses were 24.6% and 24.9% of sales for the three months ended June 30, 1997 and 1996, respectively. Pre-opening expenses for company-owned stores for the 1997 second quarter were $340,000 compared to $147,000 in the second quarter of 1996. The increase is due to the increased number of stores opened during the second quarter of 1997 compared to the second quarter of 1996. Company-owned stores recorded a profit contribution of $1,345,016 for the three months ended June 30, 1997, compared to a profit contribution of $394,768 for the comparable 1996 period. The increase is due to the increased number of stores as well as the greater profitability of older stores.

Franchise Operations

      Franchise revenue is composed of the initial franchise fees which are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Franchise fees, recognized on five store openings were $127,500 for the three months ended June 30, 1997 as compared to $175,000 for the same period in 1996, which represents six store openings. No franchise fee was recognized on the Dallas market store opened this quarter as this store is expected to be acquired and become a corporate store during the third quarter of 1997. Royalty fees increased 30.1% to $2,305,512 in the three months ended June 30, 1997 from $1,772,733 in the three months ended June 30, 1996. The increase in royalty fees is attributable to the increase in franchise stores open during the second quarter of 1997 compared to the same period in 1996 as well as franchise same store sales increases for the three months ended June 30, 1996 of 9.9%.

      Expenses directly related to franchise revenue decreased $9,239 to $910,347 for the three months ended June 30, 1997 from $919,586 for the three months ended June 30, 1996. As a percentage of franchise revenue, franchise expenses were 37.4% and 47.2% for the quarters ended June 30, 1997 and 1996, respectively. This percentage decrease is primarily attributable to the Company's ability to leverage such expenses across a substantially larger base of franchise revenues.

      Franchise profit contribution increased 48.1% to $1,522,665 for the three months ended June 30, 1997 from $1,028,147 for the three months ended June 30, 1996. The increase in franchise profit contribution is due to the increase in royalty fees attributable to the opening of new franchises and increases in existing franchise store sales and the leveraging of franchise expenses as discussed above.

General and Administrative

      General and administrative expenses increased to $1,494,318 from $761,968, or 96.1% in the second quarter 1997 from the second quarter 1996. The increase is primarily attributable to an increase in payroll and related benefits, professional and legal fees, recruitment of new employees and increased travel and occupancy costs as a result of establishing the necessary organizational infrastructure to allow the Company to build the Company-owned store base. As a percentage of revenue, general and administrative expenses were 6.7% and 9.2% for the three months ended June 30, 1997 and 1996, respectively. This decrease as a percentage of revenue resulted from the Company's ability to leverage such expenses across a substantially larger base of revenues.

Net Income

      For the second quarter 1997, the Company reported net income of $897,143 and earnings per share of $0.11 as compared to net income of $499,168 and earnings per share of $0.07 for the second quarter 1996.

Six Months June 30, 1997 Compared to Six Months June 30, 1996

Company-owned Stores

     Net sales from Company-owned stores increased to $32,650,710 in the six months ended June 30, 1997 from $10,900,956 in the six months ended June 30, 1996. Same store sales for the six months ended June 30, 1997 increased 13.2% over the same six month period last year. Gross profit for the six months ended June 30, 1997 was $9,512,593 compared to $3,203,996 for the comparable period in 1996. The increase in 1997 was due to increased sales volume. Gross margin was 29.1% and 29.4% for the six months ended June 30, 1997 and 1996, respectively.

      Store operating and selling expenses were $8,435,111 for the six months ended June 30, 1997 compared to $2,882,976 in the comparable 1996 period. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during the first six months of 1997. Store operating expenses were 25.8% and 26.4% of sales for the six months ended June 30, 1997 and 1996, respectively. Pre-opening expenses for company-owned stores for the first and second quarters of 1997 were $553,000 compared to $147,000 for the same period last year. The increase is due to the increased number of stores opened during the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Company-owned stores' profit contribution was $1,077,482 for the six months ended June 30, 1997 compared to a profit contribution of $321,020 for the comparable 1996 period. The increase is due to the increased number of stores as well as the greater profitability of older stores.

Franchise Operations

      Franchise fees, recognized on eight store openings during the six months ended June 30, 1997 were $217,500 compared to $265,000 during the same period in 1996, which represents nine store openings. Royalty fees increased to $4,198,774 in the six months ended June 30, 1997 from $3,101,474 in the six months ended June 30, 1996. The increase in royalty fees is attributable to the increase in franchise stores open during the first six months of 1997 compared to the same period in 1996 as well as franchise same store sales increases for the six months ended June 30, 1997 of 12.3%.

      Expenses directly related to franchise revenue increased to $1,794,624 for the six months ended June 30, 1997 from $1,771,950 for the six months ended June 30, 1996. Franchise expenses as a percentage of franchise revenue was 40.6% and 52.6% for the six months ended June 30, 1997 and 1996, respectively. The percentage decrease is primarily attributable to the Company's ability to leverage such expenses across a substantially larger base of franchise revenues.

      Franchise profit contribution was $2,621,600 for the six months ended June 30, 1997 compared to $1,594,524 for the six months ended June 30, 1996. The 64.4% increase in franchise contribution is due to the increase in royalty fees, a decrease in franchise expenses, offset in part by a decrease in franchise fees, as discussed above.

General and Administrative

      General and administrative expenses increased to $2,926,948 from $1,521,482 or 92.4% in the first six months 1997 from the same period in 1996. As a percentage of revenue, general and administrative expenses were 7.9% and 10.7% for the six months ended June 30, 1997 and 1996, respectively. The increase is primarily attributable to an increase in payroll and related benefits, professional and legal fees, recruitment and moving of new employees and increased travel as a result of establishing the necessary organizational infrastructure to allow the Company to build the Company-owned store base.

Net Income

      For the first six months of 1997, the Company reported net income of $608,861 and earnings per share of $0.08 as compared to net income of $332,662 and earnings per share of $0.05 for the same period of 1996.

Liquidity and Capital Resources

      For the six months ended June 30, 1997, cash used in operating activities was $5,590,210, compared to cash provided by operating activities of $445,452 for the comparable 1996 period. The increase in cash used in operating activities was primarily attributable to increases in merchandise inventory of $7,361,331 and prepaid expenses and other current assets of $2,554,906 and a reduction in income taxes payable of $1,904,562, partially offset by net income of $608,801, depreciation and amortization of $839,996, increases in accounts payable of $2,447,424 and accrued expenses of $2,366,518 as well as other net changes in operating assets and liabilities.

      Cash used in investing activities for the six months ended June 30, 1997 was $9,927,856 compared to $1,061,737 in the same period of 1996. The increase in cash used in investing activities was primarily attributable to property and equipment additions necessary to support the growth in Company-owned stores in the amount of $5,433,356 and $4,494,500 for the acquisition of six franchise stores. Both were substantially funded by the Company's existing available cash.

      Cash provided by financing activities was $14,235,826 for the six months ended June 30, 1997 compared to $14,987,159 in the same period of 1996. Cash provided by financing activities consisted of the net proceeds of the public sale of the Company's stock of $14,177,490 and proceeds from the exercise of employee stock options granted under the Company's Amended and Restated 1994 Stock Option Plan in the amount of $58,336. On June 16, 1997, the Company refinanced and replaced its existing loan facility with a $20,000,000 revolving line of credit facility maturing on June 30, 2000. Advances under the line bear interest, at the Company's option, at 1/2 of 1% below the bank's prime rate (8.5% as of June 30, 1997) or

LIBOR plus 1.25% (which margin for the LIBOR rate option is subject to reduction to .75% or increase to 1.75% based on the Company's ratio of total liabilities to tangible net worth). The Company paid a facility fee of $50,000 and a quarterly commitment fee equal to .125% of the average unused portion of the line, which is secured by substantially all of the assets of the Company. The credit facility provides various covenants including, among others, restrictions on capital expenditures, and maintenance of a defined minimum tangible net worth, interest coverage ratio, total liabilities to tangible net worth ratio and current ratio. At June 30, 1997, the Company was in compliance with such loan agreement covenants. There was no outstanding balance on the facility at June 30, 1997.

      The Company completed its secondary public offering on May 8, 1997. The total offering was for 2,240,000 shares of common stock, of which 1,200,000 shares were offered by the Company and 1,040,000 were offered by certain selling stockholders. Proceeds to the Company, net of offering expenses were approximately $14,177,490. The Company believes the proceeds from the offering, its cash flows from operations and its borrowing capacity under the proposed credit facility will be adequate to fund its cash requirements for at least the next 24 months.

                            PART II OTHER INFORMATION

Item 2. Changes in Securities

        Within the past three years, the Company has sold the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act")

        In 1994, the Company issued options to purchase 102,240 shares of the Company's common stock, $.01 par value per share ("Common Stock") to various employees, officers and directors of the Company pursuant to the Company's Amended and Restated 1994 Stock Option Plan (the "Plan"), in consideration for the recipients' services to the Company. Such options were issued based upon an exemption from registration under Section 4(2) of the Securities Act.

        In 1995, the Company issued options to purchase 79,760 shares of Common Stock to various employees, officers and directors of the Company pursuant to the Plan, in consideration for the recipients' services to the Company. Such options were issued based upon an exemption from registration under Section 4(2) of the Securities Act.

        In 1996, the Company issued options to purchase 281,500 shares of Common Stock to various employees, officers and directors of the Company pursuant to the Plan, in consideration for the recipients' services to the Company. Such options were issued based upon an exemption from registration under Section 4(2) of the Securities Act.

        In 1996, the Company sold 36,667 shares of Common Stock pursuant to the exercise of stock options for an aggregate purchase price of $174,995, based upon an exemption from registration under Section 4(2) of the Securities Act.

        In 1997, the Company issued options to purchase 198,750 shares of Common Stock to various employees, officers and directors of the Company pursuant to the Plan, in consideration for the recipients' services to the Company. Such options were issued based upon an exemption from registration under Section 4(2) of the Securities Act.

        In 1997, the Company sold 16,000 shares of Common Stock pursuant to the exercise of stock options for an aggregate purchase price of $63,335.50, based upon an exemption from registration under Section 4(2) of the Securities Act.


Item 6. Exhibits and Reports on Form 8-K

      (a) The exhibits required to be filed as part of this report on Form 10-Q are listed in the attached Exhibit Index.

      (b) No reports on Form 8-K have been filed during the quarter for which this report has been filed.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

                             PARTY CITY CORPORATION


                             By /s/ STEVEN MANDELL
                               --------------------------------------------
                                (Steven Mandell)
                                President & Chief Executive Officer


                             By /s/ DAVID LAUBER
                               --------------------------------------------
                                (David Lauber)
                                Chief Financial &
                                Principal Accounting Officer

Date:  August 11, 1997

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION                                          PAGE
------            -----------                                          ----

  27              Financial Data Schedule