Form 10-Q
period 1997-09-30
PARTY CITY CORP
filed 1997-11-14
CIK 1005972

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              -----------------

      FOR THE QUARTERLY PERIOD ENDED            COMMISSION FILE NUMBER
             SEPTEMBER 30, 1997                          0-27826
                                -----------------

                             PARTY CITY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                     22--3033692
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

         400 COMMONS WAY                                   07866
       ROCKAWAY, NEW JERSEY                              (Zip Code)
(Address of Principal Executive Offices)

                                  973-983-0888
              (Registrant's telephone number, including area code)
                                -----------------


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes /X/   No:  / /


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


      As of November 12, 1997, there were outstanding 8,191,164 shares of Common Stock, $.01 par value.

                             PARTY CITY CORPORATION
                                      INDEX


                                                                        Page No.
                                                                        --------

Part I      Financial Information

            Item 1.  Financial Statements:

            Balance Sheets - September 30, 1997
              and December 31, 1996                                          3

            Statements of Operations - For the
              Three Months Ended September 30, 1997 and 1996
               and the Nine Months Ended September 30, 1997 and 1996         4

            Statements of Cash Flows - For the
              Nine Months Ended September 30, 1997 and 1996                  5

            Notes to Financial Statements                                  6-8

            Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                               9-12

Part II     Other Information

            Item 2.  Changes in Securities                                  13

            Item 6.  Exhibits and Reports on Form 8-K                       13

            Exhibit Index                                                   15

                             PARTY CITY CORPORATION
                                 BALANCE SHEETS

                                                                               SEPTEMBER 30,          DECEMBER 31,
                                                                                   1997                  1996
                                                                               ------------           -----------
ASSETS
----------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $ 4,113,374           $14,949,714
  Restricted assets for advertising fund                                             21,595               101,573
  Receivables from franchisees:
    Royalty fees (net of allowance for doubtful accounts of $34,181 at
       September 30, 1997 and $32,847 at December 31, 1996)                         991,767             1,015,161
    Other                                                                           458,220               178,571
  Merchandise Inventory                                                          42,492,067             9,305,027
  Due from affiliates                                                                     -                35,815
  Prepaid income taxes                                                              734,584                     -
  Deferred income taxes - current                                                   193,188               193,188
  Prepaid expenses and other current assets                                       4,250,080             1,015,760
                                                                                -----------           -----------

          TOTAL CURRENT ASSETS                                                   53,254,875            26,794,809

Propety and equipment - net                                                      22,477,471             7,310,740
Deferred income taxes                                                               218,224               218,224
Goodwill, net of amortization                                                    14,361,683                     -
Other assets                                                                        844,390               279,334
                                                                                -----------           -----------

          TOTAL  ASSETS                                                         $91,156,643           $34,603,107
                                                                                ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                                      $24,884,704           $ 4,977,430
  Accrued expenses                                                                8,440,222             1,980,696
  Advertising fund                                                                   21,595               101,573
  Income taxes payable                                                              881,026             1,904,562
  Current portion - long term debt                                                4,568,635                     -
  Deferred revenue                                                                  334,631               412,081
                                                                                -----------           -----------

          TOTAL CURRENT LIABILITIES                                              39,130,813             9,376,342
                                                                                -----------           -----------

LONG TERM LIABILITIES:
  Long-term debt - net of current portion                                         8,471,434                     -
  Deferred rent                                                                   5,114,634             1,170,624
  Deferred revenue                                                                  226,150               495,000
                                                                                -----------           -----------

          TOTAL LONG TERM LIABILITIES                                            13,812,218             1,665,624
                                                                                -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value: authorized shares -
  25,000,000 at September 30, 1997 and December 31, 1996;
  shares issued and outstanding - 8,180,664 at
   September 30, 1997 and 6,960,667 at December 31, 1996                             81,807                69,607
  Additional paid-in capital                                                     32,023,486            17,748,034
  Retained earnings                                                               6,108,319             5,743,500
                                                                                -----------           -----------


          TOTAL STOCKHOLDERS' EQUITY                                             38,213,612            23,561,141
                                                                                -----------           -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $91,156,643           $34,603,107
                                                                                ===========           ===========

                See accompanying notes to financial statements.

                             PARTY CITY CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 --------------------------------    -------------------------------
                                                                 SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                                      1997              1996             1997              1996
                                                                 -------------      ------------     -------------     -------------
REVENUES:
  Net sales                                                       $ 25,701,615        $7,507,165       $58,352,325       $18,408,121
  Royalty fees                                                       2,141,943         1,785,601         6,340,717         4,887,075
  Franchise fees                                                       172,500           615,000           390,000           880,000
                                                                  ------------        ----------       -----------       -----------

      TOTAL REVENUES                                                28,016,058         9,907,766        65,083,042        24,175,196

EXPENSES:

  Cost of goods sold and Occupancy Costs                            18,152,377         5,339,627        41,290,494        13,036,587
  Company-owned stores operating and selling expense                 7,875,490         2,427,442        16,310,601         5,310,418
  Franchise expense                                                    925,867           969,621         2,720,541         2,741,571
  General and administrative expense                                 1,495,017           767,246         4,421,965         2,288,728
                                                                  ------------        ----------       -----------       -----------

      TOTAL EXPENSES                                                28,448,751         9,503,936        64,743,601        23,377,304
                                                                  ------------        ----------       -----------       -----------

      INCOME/(LOSS) BEFORE INTEREST AND INCOME TAXES                  (432,693)          403,830           339,441           797,892

  Interest income, Net                                                  26,549           171,830           268,076           331,530
                                                                  ------------        ----------       -----------       -----------

INCOME/(LOSS) BEFORE INCOME TAXES                                     (406,144)          575,660           607,517         1,129,422

Provision for/(Benefit from) Income Taxes                             (162,100)          230,000           242,700           451,100
                                                                  ------------        ----------       -----------       -----------

NET INCOME/(LOSS)                                                 $   (244,044)       $  345,660       $   364,817       $   678,322
                                                                  ============        ==========       ===========       ===========

NET INCOME/(LOSS) PER SHARE                                       $      (0.03)       $     0.05       $      0.05       $      0.10
                                                                  ============        ==========       ===========       ===========

Weighted average shares outstanding                               $  8,177,521        $7,132,980       $ 7,800,606       $ 6,561,348
                                                                  ============        ==========       ===========       ===========

                See accompanying notes to financial statements.

                             PARTY CITY CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                    Nine Months Ended
                                                            --------------------------------
                                                             September 30,     September 30,
                                                                 1997              1996
                                                            ------------       ------------

Cash Flow from Operating Activities:

Net income                                                  $    364,817       $    678,322
Adjustments to reconcile net income to net cash
  (used in)/provided by operating activities:
    Depreciation and amortization                              1,648,319            468,381
    Deferred rent                                              3,944,010            473,129

  Changes in assets and liabilities:
     Royalty fees receivable                                      23,394           (131,148)
     Other receivables                                          (279,649)          (580,844)
     Merchandise inventory                                   (33,187,040)        (8,467,156)
     Prepaid income taxes                                       (734,584)           (58,865)
     Prepaid expenses and other current assets                (3,234,320)          (504,950)
     Other assets                                               (580,422)           (38,032)
     Accounts payable                                         19,907,274          6,381,691
     Accrued expenses                                          6,459,526          1,715,072
     Income taxes payable                                     (1,023,536)          (514,458)
     Due to/from affiliates                                       35,815             (7,701)
     Deferred revenue - current                                  (77,450)           (64,583)
     Deferred revenue - long term                               (268,850)           688,015

                                                            ------------       ------------
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES         (7,002,696)            36,873
                                                            ------------       ------------

Cash Flow From Investment Activities:
  Purchases of property and equipment                        (15,614,969)        (3,784,718)
  Acquisition of franchise stores                             (15,546,398)               --

                                                            ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                        (31,161,367)        (3,784,718)
                                                            ------------       ------------

Cash Flow from Financing Activities:
  Net proceeds from sale of stock                             14,184,346         15,010,340
  Proceeds from exercise of stock options                        103,306             50,000
  Proceeds from long term debt                                13,093,175
  Repayments of long term debt                                   (53,106)           (72,290)

                                                            ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     27,327,721         14,988,050
                                                            ------------       ------------

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS       (10,836,342)        11,240,205

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                14,949,714          1,112,566
                                                            ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  4,113,372       $ 12,352,771
                                                            ============       ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income Taxes Paid                                           $  2,881,902       $  1,080,051

Interest Paid                                               $    115,405       $     23,349

                See accompanying notes to financial statements.

                             PARTY CITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1997 and 1996 have been made. Certain financial information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

      The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SECONDARY PUBLIC OFFERING

      The Company completed its secondary public offering on May 8, 1997. The total offering was for 2,240,000 shares of common stock, of which 1,200,000 shares were offered by the Company and 1,040,000 were offered by certain selling stockholders. The offering price was $13.00 per share. Proceeds to the Company, net of offering expenses were $14,184,346.

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

      On August 1, 1997, the Company acquired three franchise stores; two stores in the Southern California market and one store in Staten Island, New York. Through these transactions, the Company acquired certain development rights to the Southern California and Staten Island, New York markets. The aggregate purchase price of these transactions was approximately $3.5 million, subject to adjustments for actual inventories and trade payables. Total sales of the three franchise stores in 1996 were $6.2 million.

      On August 27, 1997 the Company acquired two franchise stores in the Chicago market and on September 12, 1997 the Company acquired two franchise stores in Virginia. The aggregate purchase price of these transactions was approximately $3.4 million, subject to adjustments for actual inventories and trade payables. Three of the four stores were open all of 1996 and averaged $1.8 million in sales, with the remaining store open less than a year.

      On September 2, 1997, the Company acquired 11 franchise stores in the Dallas/Fort Worth market. The purchase price of the transaction was approximately $8.3 million, subject to an adjustment for actual inventories and trade payables at the time of closing. As part of this acquisition, Party City acquired the rights for any future development in the Dallas/Fort Worth market. Seven of the 11 stores were open for all of 1996 and averaged $1.8 million in sales, with the remaining four stores open less than a year.

      The acquisitions have been accounted for under the purchase accounting method. The results of operations of the acquired stores are included in the financial statements since the acquisition date. Goodwill recorded in connection with the acquisitions are being amortized on a straight-line basis over fifteen years.

      The proforma results are not necessarily indicative of the results of operations that would have occurred had the transactions been consumated as indicated nor are they intended to indicate results that may occur in the future.

      Assuming the stores were acquired on January 1, 1996, the proforma results would have been as follows:

                                                      NINE MONTHS ENDED
                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                 1997                   1996
                                            -------------          -------------

Total Revenues                                $86,128,200            $47,600,700

Net Income                                        695,300                880,500

Net Income Per Share                                 0.09                   0.13


NOTE 4 - LONG TERM DEBT

      On June 16, 1997, the Company refinanced and replaced its existing loan facility with a $20,000,000 revolving line of credit facility maturing on June 30, 2000. Advances under the line bear interest, at the Company's option, at 1/2 of 1% below the bank's prime rate (8.5% as of September 30, 1997) or LIBOR plus 1.25% (which margin for the LIBOR rate option is subject to reduction to .75% or increase to 1.75% based on the Company's ratio of total liabilities to tangible net worth). The Company paid a facility fee of $50,000 and a quarterly commitment fee equal to .125% of the average unused portion of the line, which is secured by substantially all of the assets of the Company. The credit facility provides various covenants including, among others, restrictions on capital expenditures, and maintenance of a defined minimum tangible net worth, interest coverage ratio, total liabilities to tangible net worth ratio and current ratio. At September 30, 1997, the Company was in compliance with such loan agreement covenants.

      In August 1997, the Company incurred a five year capital lease obligation of $1,593,175 for computer hardware and software.

                                              SEPTEMBER 30,
                                                  1997
                                              -----------
              Revolving credit facility        $11,500,000

              Capital lease                      1,540,069
                                               -----------
                    Total Debt                  13,040,069

              Less Current Maturities            4,568,635
                                               -----------
                    Long term Debt             $ 8,471,434
                                               ===========

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

      Recent pronouncements of the Financial Accounting Standards Board ("FASB"), which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable segments on the same basis that it uses internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 128 specifies guidelines as to the method of computation as well as presentation and disclosure requirements for earnings per share ("EPS"). The objective of SFAS No. 128 is to simplify the calculation and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. SFAS No. 131 and SFAS No. 130 are effective for fiscal year ending December 31, 1998. SFAS No. 128 is effective for fiscal year ending December 31, 1997. The adoption of these statements will not have a material effect on the Company's consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS SEPTEMBER 30, 1996

Company-owned Stores

      Net sales from Company-owned stores were $25,701,615 for the three months ended September 30, 1997 compared to $7,507,165 for the three months ended September 30, 1996. The 1997 results include 16 additional stores which opened during the last two quarters of 1996 plus 15 additional stores which opened during the first two quarters of 1997, 29 additional stores which opened during the third quarter of 1997 and 24 additional stores which were acquired during 1997. The 1996 amount represents sales from 30 stores, including 10 stores which opened during the third quarter of 1996. Stores open in the third quarter 1996 had a 10.1% same store sales increase for the third quarter 1997. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the three months ended September 30, 1997 was $7,549,238 compared to $2,167,538 for the three months ended September 30, 1996. The increase in 1997 was due to increased sales volume. Gross margin was 29.4% and 28.9% for the three months ended September 30, 1997 and 1996, respectively.

      Store operating and selling expenses were $7,875,490 for the three months ended September 30, 1997 compared to $2,427,442 in the comparable 1996 period. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during the third quarter of 1997. Store operating and selling expenses were 30.6% and 32.3% of sales for the three months ended September 30, 1997 and 1996, respectively. Pre-opening expenses in the third quarter were $1,006,000 relating to 29 company-owned stores opened in the third quarter and an additional 10 opened in early October compared to pre-opening expenses of $493,000 incurred in last year's third quarter. Company-owned stores recorded a loss of $326,252 for the three months ended September 30, 1997, compared to a loss of $259,905 for the comparable 1996 period. The increased loss was attributable to the increase in pre-opening expenses, partially offset by the greater profitability of older stores.

Franchise Operations

      Franchise revenue is composed of the initial franchise fees which are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Franchise fees, recognized on six store openings were $172,500 for the three months ended September 30, 1997 as compared to $615,000 for the same period in 1996, which represents 21 store openings. Royalty fees increased 20.0% to $2,141,943 in the three months ended September 30, 1997 from $1,785,601 in the three months ended September 30, 1996. The increase in royalty fees is primarily attributable to the increase in franchise same store sales for the three months ended September 30, 1996 of 9.1%.

      Expenses directly related to franchise revenue decreased $43,754 to $925,867 for the three months ended September 30, 1997 from $969,621 for the three months ended September 30, 1996. As a percentage of franchise revenue, franchise expenses were 40.0% and 40.4% for the quarters ended September 30, 1997 and 1996, respectively.

      Franchise profit contribution decreased slightly to $1,388,576 for the three months ended September 30, 1997 from $1,430,980 for the three months ended September 30, 1996. The decrease in franchise profit contribution is due to the decreased number of franchise stores due to 24 acquisitions, offset by increases in existing franchise store sales and the leveraging of franchise expenses as discussed above.

General and Administrative

      General and administrative expenses increased to $1,495,017 from $767,246, or 94.9% in the third quarter 1997 from the third quarter 1996. The increase is primarily attributable to an increase in payroll and related benefits, recruitment of new employees and increased travel and occupancy costs as a result of establishing the necessary organizational infrastructure to allow the Company to build the Company-owned store base. As a percentage of revenue, general and administrative expenses were 5.3% and 7.7% for the three months ended September 30, 1997 and 1996, respectively. This decrease as a percentage of revenue resulted from the Company's ability to leverage such expenses across a substantially larger base of revenues.

Net Income/(Loss)

      For the third quarter 1997, the Company reported a net loss of $244,044 or $0.03 per share, compared to net income of $345,660 or $0.05 per share a year ago. The loss was primarily attributable to the increase in pre-opening expenses as discussed above.

NINE MONTHS SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS SEPTEMBER 30, 1996

Company-owned Stores

      Net sales from Company-owned stores increased to $58,352,325 in the nine months ended September 30, 1997 from $18,408,121 in the nine months ended September 30, 1996. Same store sales for the nine months ended September 30, 1997 increased 12.0% over the same nine month period last year. Gross profit for the nine months ended September 30, 1997 was $17,061,831 compared to $5,371,534 for the comparable period in 1996. The increase in 1997 was due to increased sales volume. Gross margin was 29.2% for both the nine months ended September 30, 1997 and 1996.

      Store operating and selling expenses were $16,310,601 for the nine months ended September 30, 1997 compared to $5,310,418 in the comparable 1996 period. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during the first nine months of 1997. Store operating expenses were 28.0% and 28.8% of sales for the nine months ended September 30, 1997 and 1996, respectively. Pre-opening expenses for company-owned stores for the first three quarters of 1997 were $1,559,000 compared to $640,000 for the same period last year. The increase is due to the increased number of stores opened during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Company-owned stores' profit contribution was $751,230 for the nine months ended September 30, 1997 compared to a profit contribution of $61,116 for the comparable 1996 period. The increase is due to the increased number of stores as well as the greater profitability of older stores.

Franchise Operations

      Franchise fees, recognized on 15 store openings during the nine months ended September 30, 1997 were $390,000 compared to $880,000 during the same period in 1996, which represents 30 store openings. Royalty fees increased to $6,340,717 in the nine months ended September 30, 1997 from $4,887,075 in the nine months ended September 30, 1996. The increase in royalty fees is primarily attributable to franchise same store sales increases for the nine months ended September 30, 1997 of 10.7%.

      Expenses directly related to franchise revenue decreased to $2,720,541 for the nine months ended September 30, 1997 from $2,741,571 for the nine months ended September 30, 1996. Franchise expenses as a percentage of franchise revenue was 40.4% and 47.5% for the nine months ended September 30, 1997 and 1996, respectively. The percentage decrease is primarily attributable to the Company's ability to leverage such expenses across a substantially larger base of franchise revenues.

      Franchise profit contribution was $4,010,176 for the nine months ended September 30, 1997 compared to $3,025,504 for the nine months ended September 30, 1996. The 32.5% increase in franchise contribution is due to the increase in royalty fees due to same store sales increases and a decrease in franchise expenses as a percentage of revenue, offset in part by a decrease in franchise fees, as discussed above.

General and Administrative

      General and administrative expenses increased to $4,421,965 from $2,288,728 or 93.2% in the first nine months 1997 from the same period in 1996. As a percentage of revenue, general and administrative expenses were 6.8% and 9.5% for the nine months ended September 30, 1997 and 1996, respectively. The decrease as a percentage of revenues resulted from the Company's ability to leverage such expenses across a substantially larger base of revenues.

Net Income

      For the first nine months of 1997, the Company reported net income of $364,817 and earnings per share of $0.05 as compared to net income of $678,322 and earnings per share of $0.10 for the same period of 1996. The nine month results include an increase in year-to-date pre-opening expenses of $919,000 as compared to 1996, as well as additional operating losses of $813,000 sustained by new stores opened in 1997, compared to operating losses of $537,000 sustained by new stores opened in 1996.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine months ended September 30, 1997, cash used in operating activities was $7,002,696, compared to cash provided by operating activities of $36,873 for the comparable 1996 period. The increase in cash used in operating activities was primarily attributable to increases in merchandise inventory of $33,187,040 and prepaid expenses and other current assets of $3,234,320 and a reduction in income taxes payable of $1,023,536, partially offset by net income of $364,817, depreciation and amortization of $1,648,319, deferred rent of $3,944,010, increases in accounts payable of $19,907,274 and accrued expenses of $6,459,526 as well as other net changes in operating assets and liabilities.

      Cash used in investing activities for the nine months ended September 30, 1997 was $31,161,365 compared to $3,784,718 in the same period of 1996. The increase in cash used in investing activities was primarily attributable to property and equipment additions necessary to support the growth in Company-owned stores in the amount of $15,614,967 and $15,546,398 for the acquisition of 24 franchise stores. Both were primarily funded by the Company's existing available cash as well as borrowings of $11,500,000 on the credit facility and a new capital lease for computer hardware and software.

      Cash provided by financing activities was $27,327,721 for the nine months ended September 30, 1997 compared to $14,988,050 in the same period of 1996. Cash provided by financing activities consisted of the net proceeds of the public sale of the Company's stock of $14,184,346, proceeds from the exercise of employee stock options granted under the Company's Amended and Restated 1994 Stock Option Plan in the amount of $103,306, borrowings under the credit facility of $11,500,000 and a new capital lease for computer hardware and software in the amount of $1,593,175. On June 16, 1997, the Company refinanced and replaced its existing loan facility with a $20,000,000 revolving line of credit facility maturing on June 30, 2000. Advances under the line bear interest, at the Company's option, at 1/2 of 1% below the bank's prime rate (8.5% as of September 30, 1997) or LIBOR plus 1.25% (which margin for the LIBOR rate option is subject to reduction to .75% or increase to 1.75% based on the Company's ratio of total liabilities to tangible net worth). The Company paid a facility fee of $50,000 and a quarterly commitment fee equal to .125% of the average unused portion of the line, which is secured by substantially all of the assets of the Company. The credit facility provides various covenants including, among others, restrictions on capital expenditures, and maintenance of a defined minimum tangible net worth, interest coverage ratio, total liabilities to tangible net worth ratio and current ratio. At September 30, 1997, the Company was in compliance with such loan agreement covenants. The outstanding balance on the facility at September 30, 1997 was $11,500,000.

      The Company completed its secondary public offering on May 8, 1997. The total offering was for 2,240,000 shares of common stock, of which 1,200,000 shares were offered by the Company and 1,040,000 were offered by certain selling stockholders. Proceeds to the Company, net of offering expenses were $14,184,346.

                            PART II OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

      Within the past three years, the Company has sold the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

      In 1994, the Company issued options to purchase 102,240 shares of the Company's common stock, $.01 par value per share ("Common Stock") to various employees, officers and directors of the Company pursuant to the Company's Amended and Restated 1994 Stock Option Plan ("the Plan"), in consideration for the recipients' services to the Company. Such options were issued based upon the exemption from registration under Section 4(2) of the Securities Act.

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

      In 1997, the Company issued options to purchase 294,250 shares of Common Stock to various employees, officers and directors of the Company pursuant to the Plan, in consideration for the recipients' services to the Company. Such options were issued based upon an exemption from registration under Section 4(2) of the Securities Act.

      In 1997, the Company sold 19,997 shares of Common Stock pursuant to the exercise of stock options for an aggregate purchase price of $103,305.50, based upon an exemption from registration under Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The exhibits required to be filed as part of this report on Form 10-Q are listed in the attached Exhibit Index.

      (b) On September 12, 1997 the Company filed a Current Report on Form
8-K dated September 2, 1997 reporting under "Item 2. Acquisition or Disposition of Assets," the Company's September 2, 1997 acquisition of 11 franchise stores in the Dallas/Forth Worth market. On November 10, 1997 the Company filed an amendment to the above-referenced Current Report on Form 8-K/A, including therein the following financial statements.

      (i) Consolidated Financial Statements for Hammond Enterprises Limited Partnership and owned companies, including:

             Consolidated Balance Sheet as at December 31, 1996

             Consolidated Statement of Income and Members' Equity for the year ended December 31, 1996

             Consolidated Statement of Cash Flows for the year ended December 31 1996

             Notes to Consolidated Financial Statements

             Consolidated Balance Sheet as at June 30, 1997

             Consolidated Statement of Income and Members' Equity for the six months ended June 30, 1997

             Consolidated Statement of Cash Flows for the six months ended June 30, 1997

             Notes to Consolidated Financial Statements


      (ii)    Pro Forma financial information, as follows:

             Condensed Consolidated Pro Forma Balance Sheet as at June 30, 1997

             Condensed Consolidated Pro Foma Income Statement for the six months ended June 30, 1997

             Condensed Consolidated Pro Forma Income Statement for the year ended December 31, 1996

             Notes to Condensed Consolidated Pro Forma Balance Sheet and Income Statements

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


                                    PARTY CITY CORPORATION

                                    By    /s/ STEVEN MANDELL
                                          ------------------------------
                                          (Steven Mandell)
                                          President & Chief Executive Officer


                                    By     /s/ DAVID LAUBER
                                          ------------------------------
                                          (David Lauber)
                                          Chief Financial &
                                          Principal Accounting Officer




Date:  November 14, 1997

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION                         PAGE
------            -----------                         ----


  27              Financial Data Schedule