Form 10-K
period 1997-12-31
PARTY CITY CORP
filed 1998-03-31
CIK 1005972

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year end December 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (973) 983-0888

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
            Title of Each Class                   on which registered
            -------------------                  ---------------------
                  NONE                                    NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $310,250,848 based upon the closing price for the Company's Common Stock, $.01 par value, as reported by the National Association of Securities Dealers Automated Quotation System on March 27, 1998 of $32 per share.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding at March 27, 1998
                  -----                     -----------------------------

 Common Stock, $.01 par value per share               12,372,839

                       DOCUMENTS INCORPORATED BY REFERENCE

      PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III. SUCH PROXY STATEMENT WILL BE FILED WITHIN 120 DAYS AFTER THE END OF THE FISCAL YEAR COVERED BY THIS ANNUAL REPORT ON FORM 10-K.

                         1997 Annual Report on Form 10-K

                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
                                               PART I
Item 1   Business..............................................................................1
Item 2   Properties...........................................................................16
Item 3   Legal Proceedings....................................................................16
Item 4   Submission of Matters to a Vote of Security Holders..................................17

                                               PART II

Item 5   Market for the Registrant's Common Stock and Related Security Holder Matters.........17
Item 6   Selected Financial Data..............................................................18
Item 7   Management's Discussion and Analysis of Financial Condition and Results of
         Operations...........................................................................20
Item 8   Financial Statements and Supplementary Data..........................................25
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure...........................................................................25

                                               PART III

Item 10  Directors and Executive Officers of the Registrant...................................26
Item 11  Executive Compensation...............................................................26
Item 12  Security Ownership of Certain Beneficial Owners and Management.......................26
Item 13  Certain Relationships and Related Transactions.......................................26

                                               PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K......................26

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: changes in general economic and business conditions; loss of market share through competition; introduction of competing services by other companies; changes in industry capacity; pressure on prices from competition or from purchasers of the Company's products; difficulties in finding new site locations; availability of qualified personnel; and other factors both referenced and not referenced in this Annual Report on Form 10-K. When used in this Annual Report on Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify forward-looking statements.

                                     PART I

Item 1.  Business

General

      The Company is a rapidly growing specialty retailer of party supplies through its network of discount Super Stores. At February 28, 1998, the Company owned and operated 124 Party City Super Stores in the United States and its franchisees operated an additional 157 stores in the United States, Puerto Rico, Canada, Portugal and Spain. The Company, based in Rockaway, New Jersey, believes it is one of the largest party supplies specialty superstore chains. The Company authorized the first franchise store in 1989 and opened its first Company-owned store in January 1994. System-wide sales (including net sales at Company-owned and franchised stores) for the year ended December 31, 1997 totaled approximately $399.5 million, an increase of 48.7% over the year ended December 31, 1996. During the year ended December 31, 1997, the Company significantly accelerated its Company-owned Super Store expansion program and opened 57 Company-owned Super Stores. In addition to these new Store openings, the Company purchased 24 Super Stores from franchisees or affiliates during the year ended December 31, 1997. The Company's total revenue increased from approximately $48.6 million in 1996 to approximately $141.7 million in 1997, an increase of 191.6%. During this same period, income from operations increased 119.8% from approximately $5.6 million in 1996 to approximately $12.4 million in 1997. The Company expects to open approximately 70 to 75 Company-owned Super Stores in 1998 and approximately 90 to 100 Company-owned Super Stores in 1999. The Company anticipates to continue to selectively purchase additional franchise Super Stores in 1998.

      The Company believes that, under its "Party City, The Discount Party Super Store" trademark, it has transformed the party supplies business by introducing increased product and marketing focus and greater mass merchandising sophistication. Pursuant to its merchandising concept, the Company operates and franchises party supplies Super Stores that generally range in size from 10,000 square feet to 12,000 square feet. These Super Stores offer a broad selection of merchandise (branded as well as private label) for a wide variety of celebratory occasions, including birthday parties, weddings, and baby showers as well as seasonal events such as Halloween, Christmas, New Year's Eve, graduation, Easter, Valentine's Day, Thanksgiving, St. Patrick's Day, the Super Bowl and the Fourth of July. Party City seeks to offer customers a "one-stop" party store that provides a wide selection of merchandise at everyday low prices. A key element of delivering customer satisfaction is stocking inventory in sufficient quantities to satisfy customer needs for parties of virtually all sizes and types.

Industry Overview

      The retail party supplies business has traditionally been a fragmented one, with consumers purchasing party-related products from single owner-operated party supplies stores and designated departments in drug stores, general mass merchandisers, supermarkets, and department stores of local, regional and national chains. According to Party and Paper Retailer, a retail trade publication, the market for party and special occasion merchandise, comprised of party supplies, greeting cards, gift wrap and related items had estimated retail sales of $9.4 billion in 1997.

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

      Pursue Super Store Expansion. The Company believes that opportunities for substantial expansion exist by opening additional Super Stores in both new and existing markets and believes that numerous sites are available for such expansion. The Company's expansion strategy is to rapidly increase its Company-owned store base while continuing to add franchise stores on a limited basis. In addition, during 1997 the Company purchased 24 franchise stores and anticipates selectively acquiring additional franchise stores in the future. Based on its expansion plan, the Company anticipates opening approximately 70 to 75 new Company-owned stores and 12 franchise stores in 1998 and approximately 90 to 100 new Company-owned stores and 12 franchise stores in 1999, bringing the total stores in operation to approximately 187 to 192 Company-owned Super Stores and approximately 169 franchise Super Stores by the end of 1998 and approximately 277 to 292 Company-owned Super Stores and approximately 181 franchise Super Stores by the end of 1999.

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

      Maintain Everyday Low Pricing. The Company, using the buying power of its 281 Company-owned and franchise Super Stores at February 28, 1998, obtains volume discounts from its vendors on most products, allowing the Super Stores to offer a broad line of high quality merchandise at competitive prices. The Company reinforces customers' expectations of savings by prominently displaying signs announcing its everyday low prices. The Company also maintains a lowest price guaranty policy, to which it suggests its franchisees adhere; this policy guarantees that Party City will meet and discount the advertised prices of a competitor's products. The Company believes that this policy has helped foster the Company's image of offering consumers exceptional value for their money.

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

      Capitalize on Direct Marketing and Advertising. The Company believes that its advertising and marketing strategy allows it to open stores in any area of the country without the need to cluster stores. Direct mailings to potential customers are the principal form of advertising. The Company accomplishes this by soliciting zip code information from customers at the time of their purchases. This information is input into the MIS system and is used to determine the geographical area where the most likely potential customers live. With this information, in conjunction with major seasonal events, each store effects approximately 11 to 13 direct mailings per year to residents in those targeted areas,

      Investment in Infrastructure to Support Growth. As the Company has increased its base of Company-owned Super Stores, it has made additions to its management team. During 1997, the Company added key people and additional support in the Company's MIS, real estate, merchandising, franchise, human resources, administrative support and construction departments. The Company continues to make additions to its management team in an effort to realize its expansion plans for Company-owned stores.

Expansion Plans

      The Company's expansion strategy is to increase its market share in existing markets and to penetrate new markets with a goal of maintaining a leading position as a category-dominant retailer of party supplies merchandise. Over the next few years, the Company intends to continue to devote greater resources to the opening of Company-owned stores and therefore believes that for the next several years its revenue growth increasingly will be derived from the opening of Company-owned, rather than franchise Super Stores. The Company is experienced in overseeing a large number of stores that are geographically disbursed. The Company believes that there is an extensive number of suitable locations available for future sites. As of February 28, 1998, the Company has opened 7 Company-owned stores in 1998. In 1997, the Company opened 57 Company-owned stores and acquired 24 franchise stores, and its franchises opened an additional 19 stores. In 1996, the Company opened 20 Company-owned stores and its franchisees opened an additional 32 stores. Based on its current planning and market information, the Company plans to open approximately 70 to 75 additional Company-owned stores in 1998, and believes that new and existing franchisees will open approximately 12 stores. As of February 28, 1998, the Company has signed leases for 36 of its planned Company-owned locations to be opened in 1998.

                Franchise Stores Acquired by the Company in 1997

Locations                                                         Square Footage
---------                                                         --------------
Randolph, NJ.....................................................      8,500
Livingston, NJ...................................................      8,426
Wayne, NJ........................................................     14,500
Woodbridge, NJ ..................................................      8,700
East Brunswick, NJ...............................................      7,700

Locations                                                         Square Footage
---------                                                         --------------
Parsippany, NJ...................................................     11,400
Virginia Beach, VA ..............................................      7,500
Skokie, IL.......................................................      8,300
Mesquite, TX.....................................................      7,500
West Plano, TX...................................................      7,900
Torrance, CA ....................................................      8,000
Santa Ana, CA....................................................      8,400
Richardson, TX...................................................     10,000
Carrollton, TX...................................................      9,000
Arlington, TX ...................................................      8,400
Staten Island (Hylan), NY........................................      8,000
Chesapeake, VA...................................................      9,600
Irving, TX.......................................................     10,009
Medallion, TX....................................................     11,250
Redbird, TX .....................................................     11,621
Lincoln Park, IL ................................................     10,500
Vista Ridge, TX..................................................      8,885
White Rock, TX...................................................     11,008
Pleasant Grove, TX ..............................................     12,500

      The Company anticipates that approximately 12 new franchise Super Stores will be opened in 1998. As of February 28, 1998, 5 leases for new stores had been signed by franchisees in Florida, Oregon, North Carolina and two in New Jersey.

Store Economics

      The Company believes that the Party City Super Store concept offers attractive unit economics and is conducive to the Company's planned expansion of its store base. The Company's 36 Company-owned stores that were in operation for all of 1997 generated average sales revenue of approximately $1,740,000 and an average store contribution of $177,000, or 10.2% of net sales. The stores included in such average are comprised of seven, nine and twenty stores opened in 1994, 1995 and 1996, respectively.

      The Company expects that the average cost for new Company-owned stores to be approximately $387,000 for a typical 10,000 to 12,000 square feet leased store. The Company's cost of leasehold improvements in its present stores has ranged from $0 to $250,000, with an average cost of $47,000. The average cost of the investment in equipment and fixtures in Company-owned stores has been $180,000. Pre-opening costs, which are expensed as incurred, have averaged $35,000 per Company-owned store. These pre-opening expenses primarily consist of labor, supplies, and occupancy charges. Each new store spends approximately $125,000 for inventory, net of accounts payable.

Store Locations

      As of February 28, 1998, there were 281 Party City Discount Super Stores open in the United States, Canada, Puerto Rico, Portugal and Spain. Of these, 124 were Company-owned and 157 were operated by the Company's independent franchisees.

      Since the opening of its first franchise store, the Company has grown rapidly. The following table shows the growth in the Company's network of stores during the last seven years.

                                                                                   Year Ended December 31,
                                                           -----------------------------------------------------------------
                                                           1991       1992      1993      1994      1995      1996      1997
                                                           ----       ----      ----      ----      ----      ----      ----
Company-owned:
Number of stores opened during period................         -          -         -         7         9        20        57
Number of stores closed during period................         -          -         -         0         0         0         0
Number of franchise stores acquired
during the period....................................         -          -         -         0         0         0        24
Number of stores open at end of period...............         -          -         -         7        16        36       117
Franchise:
Number of stores opened during period................         5         16        26        42        35        32        19
Number of stores closed during period................         0          0         0         1         2         0         1
Number of stores purchased by the                             0          0         0         0         0         0        24
Company during the period............................
Number of stores open at end of period...............        16         32        58        99       132       164       158
                                                             --         --        --        --       ---       ---       ---
Total stores open at end of period...................        16         32        58       106       148       200       275

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

      Party City Super Stores range in size from 6,750 to 15,876 square feet with a typical store size between 10,000 and 12,000 square feet. A typical store stocks over 20,000 SKUs on its shelves. The stores are divided into various sections of different categories of party supplies, displayed to emphasize the everyday low prices and breadth of merchandise available. The floor plan is designed to impress the customer with the breadth of selection in each product category.

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

      Birthdays. The birthday product category includes a wide assortment of merchandise to fulfill customer needs for celebrating birthdays, including special ones such as "first," "sweet sixteen" and other milestone birthdays such as 40th and 50th birthdays. Some of the products in this category include invitations, thank you cards, tableware, hats, horns, banners, cascades, balloons, novelty gifts, pinatas and candies.

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

      Each Super Store typically purchases inventory from approximately 325 suppliers. Two of Company's suppliers accounted for 15.8% and 12.9%, respectively, of the Company inventory purchased in 1997. The loss of either one or both of these suppliers would adversely affect the Company's operations.

The Company does not have long-term purchase commitments or exclusive contracts with any particular manufacturer or supplier. The Company considers numerous factors in supplier selection, including price, credit terms, product offerings and quality. The Company negotiates pricing with suppliers on behalf of all stores in the system (both Company-owned and franchise) and believes that such buying power enables it to not only receive the most favorable pricing terms, but, as importantly, to more readily obtain high demand merchandise, especially popular Halloween costumes. As the Company continues to add new stores, the Company believes it will increase the volume of its inventory purchases and thereby may benefit further from increased discounts and more favorable trade credit terms from its suppliers.

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

      Each Super Store uploads transaction information into the Company's corporate headquarters' MIS system on a daily basis. The headquarters' system has all of the functionality of the individual store's system and can consolidate information into multiple store groupings. All file information (i.e., vendor, item price, etc.) is maintained and downloaded nightly to each store location. The Company's MIS system allows it to monitor daily sales and gross profit across its entire store base,

      Training. In Company-owned stores, corporate store managers are trained for a minimum of two weeks prior to the opening of a store. During the store set-up, a manager receives additional training from the Company's store set-up team. During the first few days after the initial opening of a store, corporate headquarters' personnel spend concentrated time in the store overseeing the operations.

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

Company-Owned Stores

      The Company believes that an increasing amount of the growth in its operations in the future will continue to come from Company-owned Super Stores. At February 28, 1998 there were 124 Company-owned Party City Super Stores, including 57 Super Stores opened in 1997 and 24 franchised Super Stores purchased by the Company in 1997. The Company plans to open approximately 70 to 75 additional stores in 1998 and approximately 90 to 100 stores in 1999.

      The Company's 124 Company-owned Super Stores are located in the following
States:

State                                                           Number of Stores
-----                                                           ----------------
California ...................................................         22
Connecticut...................................................          3
Florida.......................................................         11
Illinois......................................................          8
Indiana.......................................................          5
Maryland......................................................          4
Michigan......................................................          7
Minnesota.....................................................          3
Missouri......................................................          3
Nevada........................................................          2
New Jersey....................................................         12
New York......................................................         17
Ohio..........................................................          3
Pennsylvania..................................................          5
Texas.........................................................         15
Virginia......................................................          3
Wisconsin.....................................................          1

      Of the leases for the 124 stores listed above, one expires in 1999, four expire in 2001, five in 2002 and the balance in 2003 or thereafter. As of February 28, 1998, the Company had signed leases for an additional 36 Company-owned locations to be opened during 1998.

Franchise Operations

      Until opening its first Company-owned store in January 1994, the Company operated exclusively as a franchisor. As of February 28, 1998, the Company was the franchisor for 157 Super Stores throughout the United States, Puerto Rico, Canada, Portugal and Spain. A Party City Super Store run by a franchisee utilizes the Company's format, design specifications, methods, standards, operating procedures, systems and trademarks.

      The Company's 157 franchise stores are located in the following states and foreign countries:

State                                                          Number of Stores
-----                                                          ----------------
Alabama......................................................          4
Arizona......................................................          5
Arkansas.....................................................          1
California...................................................          9
Colorado.....................................................          1
Connecticut..................................................          4
Delaware.....................................................          1
Florida......................................................         13
Georgia......................................................         12
Hawaii.......................................................          1
Illinois.....................................................          5
Kansas.......................................................          2
Louisiana....................................................          4
Maryland.....................................................          4
Mississippi..................................................          1
Missouri.....................................................          1
New Jersey...................................................         16
New Mexico...................................................          2
New York.....................................................         11
North Carolina...............................................         10
Ohio.........................................................          3

State                                                          Number of Stores
-----                                                          ----------------
Oregon.......................................................          2
Pennsylvania.................................................          9
South Carolina...............................................          2
Tennessee....................................................          7
Texas........................................................          8
Virginia.....................................................          5
Canada.......................................................          5
Puerto Rico..................................................          4
Portugal.....................................................          1
Spain........................................................          4

      The following table summarizes the Company's franchise operations history through December 31, 1997:

                                                                    Year Ended December 31,
                                                  -------------------------------------------------------
                                                  1991    1992    1993    1994     1995     1996     1997
                                                  ----    ----    ----    ----     ----     ----     ----
Number of stores open at end of period ....         16      32      58      99      132      164      158
Total sales of franchise stores ($ millions)   $  14.8 $  28.1 $  56.9 $ 109.0  $ 166.7  $ 230.6  $ 268.6

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

      Although such locations are generally obtained and secured by the franchisee, pursuant to the franchise agreement entered into with franchisees, all site locations must be approved by the Company.

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

      As of February 28, 1998 the Company had 7 territory agreements with certain franchisees. These agreements permit the holder of the territory rights to open a minimum of two and in some cases three or more stores within a stated time period. If stores are not opened pursuant to the schedule, the territory agreement may be terminated. The following areas are governed by territory agreements: North Carolina; Louisiana/Alabama; Phoenix, AZ and Santa Fe/Albuquerque, NM; Atlanta, GA; Canada; Spain/Portugal; Puerto Rico.

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

Trademarks

      The Company has licensed from a wholly-owned subsidiary a number of trademarks and service marks registered with the United States Patent and Trademark Office, including the marks Party City,(R) The Discount Party Super Store(R) and Halloween Costume Warehouse.(R)

Government Regulation

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

Employees

      As of March 24, 1998, the Company employed approximately 921 full-time and 1,775 part-time employees. The Company considers its relationships with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

Item 2. Properties

      As of February 28, 1998, the Company leased 124 stores and had signed leases for 36 additional stores in the locations mentioned under Item 1. The Company maintains its headquarters at 400 Commons Way, Rockaway, New Jersey 07866. The Company occupies approximately 12,201 square feet of office space for its headquarters under a lease expiring in 2005.

Item 3. Legal Proceedings

      Party City of Greenbrook, Inc., et al., v. Party City Corporation

      The Company has been named as the defendant in a complaint filed with the Supreme Court of the State of New York, County of New York, on January 16, 1998 (the "Complaint"), by each of Party City of Greenbrook, Inc., Party City of Watchung, Inc., Party City of 22, Inc., Party City of Ralph Avenue and Party City of Jersey City, Inc., each a franchisee of the Company. Four of the plaintiffs in the suit have existing Party City franchise stores, with the remaining plaintiff possessing a right of first refusal to develop a Party City store in Watchung, New Jersey.

      The Complaint states various causes of action, including unjust enrichment, unfair competition, fraud and misrepresentation, breach of contract, misappropriation of information and violations of the New Jersey Franchise Practices Act and the New York State Franchise Sales Act. The crux of the Complaint is that the Company undertook a course of conduct intentionally designed to adversely impact the value of the Plaintiffs' franchise stores in order to permit the Company to purchase such stores at a substantially reduced value.

      Specifically, the Complaint alleges, among other things, that the Company failed to disclose to its existing franchisees its intention to grow its business through the opening of company-owned stores rather than continuing to focus on franchise store openings. In this regard, the Complaint alleges that the Company misappropriated the zip code and inventory information collected at the point of purchase at the plaintiffs' franchise stores to determine the most desirable markets and locations to open additional company-owned stores. The Complaint further alleges that the Company purposely situated company-owned stores within established markets already served by existing franchisees to diminish the value of existing franchise stores so as to enable the Company to purchase such franchises at a significantly reduced cost. The allegations further provide that the Company's repurchase of franchise stores from Company officers in 1996 served to set a low benchmark for the value of franchise stores that it would thereafter purchase. Finally, the Complaint alleges the Company's diversion of most favorable seasonal merchandise to the company-owned stores rather than franchise stores, misuse of advertising royalties paid by franchisees and failure to account for and timely distribute vendor rebates.

      The Complaint seeks monetary damages for each of the causes of action, with the amount sought ranging from $2 million to $7.5 million.

      The Company believes that the allegations contained in the Complaint are without basis in fact, and that it has meritorious defenses to each of the allegations. The Company has retained Kaufmann, Feiner, Yamin, Gildin & Robbins LLP as special counsel and intends to vigorously defend this action.

      In addition to the foregoing, the Company is from time to time involved in routine litigation incidental to the conduct of its business. As of the date of this Report, the Company is aware of no material existing or threatened litigation to which it is or may be a party.

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's Common Stock has traded on the Nasdaq National Market under the symbol "PCTY" since the Company's initial public offering. The following table sets forth the high and low closing sale prices of the Company's Common Stock as reported on the Nasdaq National Market for the periods indicated. All stock price information has been retroactively adjusted for the three-for-two common stock split, declared December 18, 1997 and paid January 16, 1998, and is rounded to the lowest 1/16.

                                              High                 Low
                                              ----                 ---
1996 YEAR

First Quarter (beginning March 27, 1996)....   9 13/16              7 5/8

Second Quarter..............................  12 13/16              9

Third Quarter...............................  14 13/16             10 13/16

Fourth Quarter..............................  13 1/8                9 5/16

1997 YEAR

First Quarter ..............................  11 1/8               10

Second Quarter .............................  11 1/8                8 7/8

Third Quarter ..............................  20 1/16              10 3/4

Fourth Quarter .............................  21 1/2               15 15/16

1998 YEAR

First Quarter (through March 24, 1998) .....  34                   16 3/4

      On March 27, 1998, the last sale price of the Common Stock reported on the Nasdaq National Market was $32 per share. At March 27, 1998, the approximate number of holders of record of the Common Stock was 56.

Dividends

      Except for the S Corporation distribution of a portion of previously undistributed earnings to the Company's stockholders in 1994 upon the Company's election to be taxed as a C Corporation, the Company has never paid cash dividends on its capital stock and does not intend to pay cash dividends for the foreseeable future. The Company expects that earnings will be retained for the continued growth and development of the Company's business. Future dividends, if any, will depend upon the Company's earnings, financial condition, working capital requirements, compliance with covenants in agreements to which the Company is or may be Subject, future prospects and other factors deemed relevant by the Company's Board of Directors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

Unregistered Securities

      During 1997, the Company sold 59,094 shares of Common Stock pursuant to the exercise of stock options for an aggregate purchase price of $267,071 based upon an exemption from registration under Section 4(2) of the Securities Act.

Item 6. Selected Financial Data

      The following selected financial data for each of the years ended December 31, 1993 and 1994 are derived from financial statements of the Company not included herein. The selected Statements of Income and Balance Sheets for each of the three years in the period ended December 31, 1997 are derived from the financial statements of the Company, included elsewhere in this Annual Report on Form 10-K, which have been audited by Deloitte & Touche LLP, independent auditors, as stated in their report appearing elsewhere herein. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements, including the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

      On December 18, 1997, the Board of Directors declared a three-for-two common stock split effective January 16, 1998. The common stock data has been retroactively adjusted for the stock split.

                                                                             Year Ended December 31,
                                                    ---------------------------------------------------------------------
                                                        1997          1996           1995          1994          1993
                                                    ------------  -------------  -----------   ------------  ------------
Income Statement Data:
Total revenue...................................    $141,714,062   $48,590,978   $23,120,342    $8,852,796     $2,408,828
                                                    ============   ===========   ===========    ==========    ===========
Company-owned stores:
  Net sales.....................................    $131,027,688   $39,143,625  $16,118,163     $3,991,589
  Cost of goods sold and occupancy costs........      86,371,700    25,937,445   10,758,209      2,686,881
                                                    ------------   -----------  -----------    -----------
  Gross profit..................................      44,655,988    13,206,180    5,359,954      1,304,708
  Store operating and selling expense...........      31,879,466    10,116,159    4,254,475      1,239,769
                                                    ------------   -----------  -----------    -----------
  Company-owned stores profit contribution......      12,776,522     3,090,021    1,105,479         64,939
                                                    ------------   -----------  -----------    -----------

Franchise stores:
  Royalty fees..................................    $ 10,224,374   $ 8,512,353  $ 6,074,679    $ 3,836,207     $3,836,207
  Franchise fees................................         462,000       935,000      927,500      1,025,000        615,000
                                                    ------------   -----------  -----------    -----------    -----------
  Total franchise revenue.......................      10,686,374     9,447,353    7,002,179      4,861,207      2,408,828
  Total franchise expense.......................       3,997,860     3,729,050    2,943,814      2,049,894      1,580,644
                                                    ------------   -----------  -----------    -----------    -----------
  Franchise profit contribution.................       6,688,514     5,718,303    4,058,365      2,811,313        828,184
                                                    ------------   -----------  -----------    -----------    -----------
General and administrative expense..............       7,049,352     3,159,404    3,023,540      1,929,850        570,075
                                                    ------------   -----------  -----------    -----------    -----------
Income before interest and income taxes.........      12,415,684     5,648,920    2,140,304        946,402        258,109
Interest income (expense), net..................         211,611       475,805       22,861         62,121          4,128
                                                    ------------   -----------  -----------    -----------    -----------
Income before income taxes......................      12,627,295     6,124,725    2,163,165      1,008,523        262,237
Provision for income taxes......................       4,957,153     2,369,200      863,200        466,000         27,500
                                                    ------------   -----------  -----------    -----------    -----------
Net income......................................     $ 7,670,142   $ 3,755,525  $ 1,299,965    $   542,523     $  234,737
                                                    ============   ===========  ===========    ===========   ============
Basic EPS ......................................            0.65         $0.38        $0.16
                                                            ====   ===========  ===========
Diluted EPS.....................................            0.64         $0.38        $0.16
                                                            ====         =====        =====

Pro forma(1):
  Income before income taxes....................                                               $ 1,008,523     $  262,237
  Income taxes..................................                                                   410,089        130,019
                                                                                               -----------    -----------
  Net income....................................                                               $   598,434     $  132,218
                                                                                               ===========    ===========
  Basic and diluted EPS ........................                                               $      0.08     $     0.02
                                                                                               ===========    ===========
Weighted average shares outstanding(2) - Basic..      11,748,610     9,802,044    7,983,500      7,512,500     6,147,500
Weighted average shares outstanding (2) - Diluted     12,038,895     9,996,303    7,983,500      7,512,500     6,147,500

Store Data:
Number of Company-owned stores
  (end of period)...............................             117            36           16              7
Increase in Company-owned                                  15.5%         17.9%        26.6%
  same store sales(3)...........................
Number of franchise stores (end of period)......             158           164          132             99             58
Increase in franchise same store sales(3).......           14.8%         19.5%        10.3%          13.1%           8.1%
Average sales per Company-owned store(4)........    $  1,740,000     1,662,000    1,510,000

Balance Sheet Data (at end of periods):
  Working capital...............................    $ 13,930,084   $17,418,467  $ 1,998,988    $ 2,087,769     $  381,759
  Total assets..................................      89,614,534    34,603,107   10,307,572      6,009,133      1,459,643
  Long-term obligations.........................       7,636,032     1,665,624      996,093        489,176        276,506
  Stockholders' equity..........................      45,783,049    23,561,141    4,581,707      3,232,394        326,659

----------
(1) Until April 27, 1994, the Company elected to be taxed as an S Corporation under the Internal Revenue Code. As a result, the pro forma income statement data for years ended December 31, 1994 and 1993 included adjustments to the historical income statement data assuming the Company had not elected S Corporation status.

(2) In April 1994, the stockholders of the Company approved a 26,667-for-1 Common Stock split. All share information has been restated to give retroactive effect to the stock split.

(3) Increases in Company-owned and franchise same store sales have been calculated for stores that were open for at least 13 months as of the end of such applicable period.

(4) For stores open at least one full calendar year. Includes seven stores, 16 stores and 36 stores in 1994, 1995 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Net income per share is computed using the weighted average common stock equivalent shares outstanding during each period. All common stock data, including earnings per store, has been retroactively adjusted for the three-for-two common stock split that occurred on January 16, 1998.

      Same store sales increases or decreases are calculated for stores open at least thirteen full months. Company-owned same store sales increased 17.9% in 1996 and 15.5% in 1997. The Company's 36 stores that were in operation for all of 1997 generated average net sales of approximately $1,740,000 and average store-level profit contribution of approximately $177,000, or 10.2% of average net sales.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

      Company-owned Stores

      Net sales from Company-owned stores increased to $131,027,688 in the year ended December 31, 1997 up from $39,143,625 in the year ended December 31, 1996. The 1997 results include 36 stores that were open at the beginning of that year plus 57 stores opened during the year (of which 19 were opened in September, 10 in October, and three in December) and 24 stores acquired during the year. The 1996 amount represents sales from 16 stores that were open at the beginning of the year plus 20 stores opened during the year (five of which were opened in September and two in October). Of the total sales increase, 74.4% is attributable to new store openings in 1997. Same store sales increased 15.5% in 1997. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, repair and maintenance, depreciation and utilities. Gross profit for the year ended December 31, 1997 was $44,655,988 compared to $13,206,180 for the year ended December 31,1996. The increase in 1997 was due to increased sales volume. Gross margin was 34.1% and 33.7% of sales for the years ended December 31, 1997 and December 31, 1996, respectively.

      Store operating and selling expenses were $31,879,466 for the year ended December 31, 1997 compared to $10,116,159 for 1996. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during 1997. Store operating expenses were 24.3% and 25.8% of sales for the years ended December 31, 1997 and December 31, 1996, respectively. Company-owned store profit contribution was $12,776,522 for the years ended December 31, 1997, compared to a profit contribution of $3,090,021 for the comparable 1996 period.

      Franchise Operations

      Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Franchise fees, recognized on 19 store openings during the year ended December 31, 1997 were $462,000 compared to $935,000 representing 32 store openings during 1996. The reduction in franchise fees attributed to fewer store openings was partially offset by the increase in such fees from $30,000 to $35,000 per store with respect to franchise agreements signed after January 1, 1996. Royalty fees increased 20.3% to $10,244,374 in the year ended December 31, 1997, up from $8,512,353 in the comparable 1996 period. The increase was attributable primarily to sales increases in stores opened as of December 31, 1996. Franchise same store sales increases for the years ended December 31, 1997 and December 31, 1996 were 14.8% and 13.5%, respectively.

      Expenses directly related to franchise revenue increased by $268,810 to $3,997,860 for the year ended December 31, 1997 from $3,729,050 for the year ended December 31, 1996. As a percentage of franchise revenue, franchise expenses were 37.4% and 39.5% for the years ended December 31, 1997 and 1996, respectively.

      Franchise profit contribution was $6,688,514 for the year ended December 31, 1997 compared to $5,718,303 for the year ended December 31, 1996. The 17% increase in franchise profit contribution is due to the increase in royalty fees offset by a decrease in franchise fees and increase in franchise expenses as discussed above.

      General and Administrative

      General and administrative expenses increased 123.1% to $7,049,352 in the year ended December 31, 1997 compared with $3,159,404 in the year ended December 31, 1996. The increase is primarily attributable to an increase in payroll and related benefits of approximately $1,751,000 as a consequence of establishing the necessary organizational infrastructure to allow the Company to build its Company-owned store base, professional fee increases of approximately $226,000 due primarily to increases in legal and accounting fees, travel expense increases of $730,000 which increased primarily due to the increase in the number of stores. In addition, the Company had other increases in general and administrative expenses related to insurance, investor relations expenditures and general corporate expenses. As a percentage of revenue, general and administrative expenses were 5.0% and 6.5% for the years ended December 31, 1997 and December 31, 1996, respectively. This decrease as a percentage of revenue resulted from increased leverage of general and administrative expenses over a larger sales base.

      Net Income

      Net income increased 104.2% to $7,670,142, or $0.65 per basic share and $0.64 per diluted share, in the year ended December 31, 1997 compared with $3,755,525, or $0.38 per basic and diluted share in the year ended
December 31, 1996. All earnings per share data has been retroactively adjusted for the three-for-two stock split that occurred on January 16, 1998.

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

      Store operating and selling expenses were $10,116,159 for the year ended December 31, 1996 compared to $4,254,475 in 1995. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during 1996. Store operating expenses were 25.8% and 26.4% of sales for December 31, 1996 and 1995, respectively. Company-owned store profit contribution was $3,090,021 for the year ended December 31, 1996, compared to a profit contribution of $1,105.479 for 1995.

      Franchise Operations

      Franchise revenue is composed of the initial franchise fees which are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Franchise fees, recognized on 32 store openings during the year ended December 31, 1996 were $935,000 compared to $927,500 during 1995, which represents 35 store openings. Royalty fees increased 40. 1 % to $8,512,353 in the year ended December 31, 1996 from $6,074,679 in 1995.
Franchise same store sales increases for the years ended December 31, 1996 and 1995 were 13.5% and 10.3%, respectively.

      Expenses directly related to franchise revenue increased to $3,729,050 for the year ended December 31, 1996 from $2,943,814 for the year ended December 31, 1995. This increase is primarily attributable to additional franchise personnel required to operate this portion of the Company's business and the necessary infrastructure to support such employees. As a percentage of franchise revenue, franchise expenses were 39.5% and 42.0% for the years ended December 31, 1996 and 1995, respectively.

      Franchise profit contribution was $5,718,303 for the year ended December 31, 1996 compared to $4,058,365 for the year ended December 31, 1995. The 40.9% increase in franchise profit contribution is due to the increase in royalty fees and franchise fees offset in part by an increase in franchise expenses, as discussed above.

      General and Administrative

      General and administrative expenses increased 4.5% to $3,159,404 in the year ended December 31, 1996 compared to $3,023,540 in the year ended December 31, 1995. The increase is primarily attributable to an increase in payroll and related benefits, recruitment and moving of new employees and increased travel as a result of establishing the necessary organizational infrastructure to allow the Company to build the Company owned store base. General and administrative expenses for 1995 included a one time severance expense of $275,000 and a litigation settlement expense of $200,000. As a percentage of revenue, general and administrative expenses were 6.5% and 13.1% for the years ended December 31, 1996 and 1995, respectively. This decrease as a percentage of revenue resulted from increased leverage of general and administrative expenses over a larger sales base.

      Net Income

      Net income increased 188.9% to $3,755,525, or $0.38 per basic and diluted share, in the year ended December 31, 1996 as compared to net income of $1,299,965, or $0.16 per share in the year ended December 31, 1995. All earnings per share data has been retroactively adjusted for the three-for-two stock split that occurred on January 16, 1998.

      Accounting and Reporting Changes

      The Company is required to adopt SFAS No. 130, "Reporting Comprehensive Income," during the year ending December 31, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise
(a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. Adoption of this statement will have no effect on the Company as the Company currently has no items of comprehensive income included in the equity section of the financial statements.

      The Company is required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during the year ending December 31, 1998. The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. The Company has not yet determined the effect of adopting this statement.

      Liquidity and Capital Resources

      The Company's cash provided by operating activities was $9,048,444, $3,557,529, and $1,600,975 in the years ended December 31, 1997, 1996 and 1995 respectively. The decrease in cash provided by operating activities in 1997 in comparison with 1996 was primarily attributable to increases merchandise inventories and prepaid expenses and other current assets offset by increases in net income, accounts payable and accrued expenses. The increase in cash provided by operating activities in 1996 compared to 1995 was primarily attributable to an increase in net income.

      Cash used in investing activities was $39,925,808, $4,872,000, and $2,082,158 in the years ended December 31, 1997, 1996 and 1995, respectively. The increase in cash used in investing activities in 1997 compared to 1996 was attributable to increased purchases of property and equipment necessary to support the accelerated growth in Company-owned stores and the acquisition of 24 franchise stores. Both were substantially funded by the Company's available cash as well as borrowings of $3,150,000 on the Company credit facility with its Bank and a new capital lease for computer $1,593,000. The increase in cash used in investing activities in 1996 compared to 1995 was attributable to increased purchases of property and equipment.

      Cash provided by financing activities was $19,162,176, $15,151,619, $100,138 for the years ended December 31, 1997, 1996 and 1995 respectively. The cash provided by financing activities in 1997 was primarily attributable to the proceeds of the Company's Secondary Public Offering as well as to borrowings on the credit facility and the new capital lease discussed above. Cash provided by financing activities in 1996 was primarily attributable to the proceeds of the Company's initial public offering.

      On June 16, 1997, the Company amended its existing $5,000,000 loan facility to increase such facility to a $20,000,000 committed revolving line of credit maturing on June 30, 2000. Advances under the line bear interest, at the Company's option, at 1/2 of 1% below the bank's prime rate (8.5% as of February 28, 1998) or LIBOR plus 1.25% (which margin for the LIBOR rate option is subject to reduction to .75% or increase to 1.75% based on the Company's ratio of total liabilities to tangible net worth). The loan facility required a one-time facility fee of $50,000 and a quarterly commitment fee equal to .125% of the average unused portion of the line and is secured by substantially all of the assets of the Company. The loan facility also provides various covenants including, among others, restrictions on capital expenditures, the maintenance of a defined minimum tangible net worth, interest coverage ratio, total liabilities to tangible net worth ratio and current ratio. The Company classifies the revolving credit facility as long term, as it does not intend to repay the long term portion for at least one year. The future minimum payment of $3,150,000 is due in the year 2000. The terms of the loan facility were amended further on March 10, 1998 to temporarily increase the facility to $25,000,000 until April 30, 1998.

      On March 9, 1998, the Company signed a commitment letter (the "Commitment Letter") to refinance and replace its existing loan facility with a $60,000,000 committed revolving line of credit facility maturing three years after the closing date. Advances under this credit facility will bear interest, at the Company's option, at the agent bank's base rate (the higher of the bank's prime rate or the federal funds rate plus 1/2 % per annum) or LIBOR plus the applicable margin, which shall be tiered between 0.75% per annum and 1.75% per annum, based on the Company's fixed charge coverage ratio (EBITR to fixed charges) measured on a quarterly basis. The Commitment Letter requires the Company to maintain an interest rate hedge equal to a minimum of 25% of the outstanding amount of the credit facility. The Commitment Letter also requires the Company to pay at closing an underwriting fee of $450,000 (less any deposits and fees already paid prior to closing), a commitment fee which shall be between
 .175% and .35% of the average unused portion of the credit facility, based on the fixed charge coverage ratio, and an agent's fee of $15,000 per annum (increased by $5,000 per annum for each additional bank which becomes a lender in the bank syndicate). This credit facility will be secured by substantially all of the assets of the Company. The Commitment Letter also provides various covenants including, among others, restrictions on capital expenditures and acquisition expenditures, the maintenance of a defined minimum tangible net worth, a minimum net worth and/or maximum debt to net worth ratio, fixed charge coverage ratio, leverage ratio and liquidity ratio. The terms of the Commitment Letter are subject to the negotiation and execution of definitive loan documents. The closing and effectiveness of this credit facility is conditioned upon the satisfaction of significant conditions precedent.

      Over the next several years, the Company intends to devote greater resources to the opening of Company-owned stores and therefore believes that its revenue growth increasingly will be derived from the opening of Company-owned, rather than franchise, Super Stores. The Company anticipates that new and existing franchisees will open approximately 12 additional stores in 1998. Based on its current planning and marketing information, the Company plans to open approximately 70 to 75 Company-owned stores in 1998, using a combination of its existing cash and operating cash flow and funds available under the Company's proposed credit facility. In addition, the Company may seek to acquire existing stores from franchises on a selective basis. At present, the Company has no agreement to acquire any franchise store. The Company expects that the average new store cost for Company-owned stores will to be approximately $387,000. These expenditures include $180,000 for equipment and fixtures, including point of sale equipment, $47,000 for leasehold improvements and approximately $125,000 for store inventory, net of accounts payable. Pre-opening expenses are estimated to be $35,000 per store. The Company typically leases space ranging from 10,000 to 12,000 square feet and seeks to lease sites rather than own the real estate.

      Out of its planned 70 to 75 Company-owned stores to be opened during 1998, as of February 28, 1998, the Company had opened 7 stores and had signed leases for 36 locations. Most of such leases are for ten-year terms, each with two five-year renewal options. The minimum lease obligation for these 43 leases is approximately $78,687,261 over the life of the leases.

      The Company believes that the proceeds from its cash flows from operations and its borrowing capacity under the proposed credit facility will be adequate to fund its cash requirements for at least the next 12 months.

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

Item 9. Disagreements on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

      In accordance with general instruction G (3) of Form 10-K, the information called for by Items 10, 11, 12 and 13 of Part III is incorporated by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) List of Documents filed as part of this Annual Report on Form 10-K.

1. The following financial statements of the Company are filed as a separate section of this Report commencing on page F-1.

      Report of Deloitte & Touche LLP, Independent Auditors

      Balance Sheets - December 31, 1997 and 1996

      Statements of Income for the years ended December 31, 1997, 1996 and 1995

      Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

      Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

      Notes to Financial Statements for the years ended December 31, 1997, 1996 and 1995

2.    Financial Statement Schedules -- Not Applicable.

3.    List of Exhibits.

      The following exhibits are included as a part of this Annual Report on Form 10-K or incorporated herein by reference.

         3.1(1)     --      Certificate of Incorporation of the Company.
         3.2(1)     --      Bylaws of the Company.
         4.1(1)     --      Specimen stock certificate evidencing the Common
                            Stock.
         10.1(1)    --      Form of Unit Franchise Agreement entered into by the
                            Company and franchisees.
         10.2(1)    --      Employment Agreement, dated January 1, 1994 and
                            amended as of January 16, 1996, by and between the
                            Company and Steve Mandell.
         10.3(3)    --      Amendment to Employment Agreement dated March 5,
                            1997, by and between the Company and Steven Mandell.
         10.4(1)    --      Employment Agreement, dated January 1, 1994 and
                            amended as of January 16, 1996, by and between the
                            Company and Perry Kaplan.
         10.5(1)    --      Employment Agreement of David Lauber, dated June
                            12, 1995, by and between Company and David Lauber.
         10.6(1)    --      Employment Agreement of Lawrence Fine, dated
                            October 13, 1995, by and between the Company and
                            Lawrence Fine.
         10.7(2)    --      Amended Stock Option Plan of the Registrant.

         10.8(2)    --      Amended and Restated 1994 Stock Option Plan of the
                            Company
         10.9(1)    --      Loan and Security Agreement, dated February 15, 1995
                            and amended as of October 6, 1995, by and between
                            Company and Midlantic Bank, N.A.
         10.10(3)   --      Commitment Letter between PNC Bank and Company.
         10.11(4)   --      Asset Purchase Agreement dated as of September 2,
                            1997 by and among the Registrant and Hammond
                            Retailing of Mesquite, L.C., Hammond Retailing of
                            West Plano, L.C., Hammond Retailing of Richardson,
                            L.C., Hammond Retailing of Arlington, L.C., Hammond
                            Retailing of Carrollton, L.C., Hammond Retailing of
                            Irving, L.C., Hammond Retailing of Medallion, L.C.,
                            Hammond Retailing of Red Bird LLC, Hammond Retailing
                            of Vista Ridge, LLC, Hammond Retailing of Pleasant
                            Grove, LLC, Hammond Retailing of White Rock, LLC,
                            Hammond Communications, Inc. and Mr. Geoffrey
                            Hammond (without exhibits or schedules).
         10.12(4)   --      Letter Agreement by and between the Registrant and
                            Hammond Retailing of Plano East, LLC dated July 7,
                            1997.
         10.13(4)   --      Third Amendment to Loan and Security Agreement dated
                            as of June 16, 1997, between the Registrant and PNC
                            Bank, National Association.
         10.14      --      Fourth Amendment to the Loan and Security Agreement
                            dated as of March 10, 1998 between the Company and
                            PNC Bank, National Association.
         10.15      --      $60,000,000 credit facility Commitment Letter dated
                            March 9, 1998 by and between the Company and PNC
                            Bank N.A., as agent, for a syndicate of banks.
         10.16      --      Employment Agreement of David Lauber dated September
                            23, 1997 by and between the Company and David
                            Lauber.
         21.1       --      The wholly owned subsidiary of the Company is Party
                            City Michigan, Inc., incorporated October 23, 1997
                            in the State of Delaware. This subsidiary does
                            business under the name Party City Michigan, Inc.
         23.1       --      Consent of Deloitte & Touche LLP.
         24.1       --      Power of Attorney (contained on the signature page
                            of this Report).
         27.1       --      Financial Data Schedule.

----------
Notes

(1) Incorporated by reference to the Company's Registration Statement as amended on Form S-1 Number 333- 350 as filed with the Commission on January 18, 1996.

(2) Incorporated by reference to the Company's Registration Statement on Form S-8 as filed with the Commission on January 9, 1997.

(3) Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Commission on March 6, 1997.

(4) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission on September 12, 1997, as amended November 10, 1997.

      (b)   Reports on Form 8-K.

            None

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1998.

                                  PARTY CITY CORPORATION


                                  By: /s/ Steven Mandell
                                     -------------------------------------------
                                       Steven Mandell, President


                                  By: /s/ David E. Lauber
                                     -------------------------------------------
                                       David E. Lauber, Executive Vice President

                               POWER OF ATTORNEYS

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven Mandell and David Lauber, or either of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all Exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and deed requisite and necessary to be done in connection with the above premises, and fully for all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said attorney-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                                  Date
     ---------                         -----                                  ----


/s/ Steven Mandell         Chairman of the Board, President, Chief       March 30, 1998
----------------------     Executive Officer and Director (Principal
Steven Mandell             Executive Officer)


/s/ David E. Lauber        Executive Vice President, Chief Financial     March 30, 1998
----------------------     Officer and Director (Principal Financial
David E. Lauber            and Accounting Officer)


/s/ John J. Oberdorf       Director                                      March 30, 1998
----------------------
John J. Oberdorf


/s/ Raymond Hemmig         Director                                      March 30, 1998
----------------------
Raymond Hemmig


/s/ Duayne Weinger         Director                                      March 28, 1998
----------------------
Duayne Weinger


/s/ Jack Futterman         Director                                      March 328, 1998
----------------------
Jack Futterman

                         INDEX TO FINANCIAL STATEMENTS
                             PARTY CITY CORPORATION


                                                     Page
                                                     -----

Independent Auditor's Report                         F-2
Balance Sheets                                       F-3
Statements of Income                                 F-4
Statements of Stockholders' Equity                   F-5
Statements of Cash Flows                             F-6
Notes to Financial Statements                        F-7



                          INDEPENDENT AUDITORS' REPORT

The Stockholders of
Party City Corporation
Rockaway, New Jersey

     We have audited the accompanying balance sheets of Party City Corporation as of December 31, 1997 and 1996 and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Party City Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                   DELOITTE & TOUCHE LLP

February 24, 1998
(March 10, 1998 as to Note 12)
Parsippany, New Jersey

                             PARTY CITY CORPORATION
                                 BALANCE SHEETS

                                                         --------------------------
                                                         December 31,  December 31,
                                                             1997         1996
                                                         --------------------------
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                              $ 3,234,526  $ 14,949,714
  Restricted assets for advertising fund                     289,894       101,573
  Receivables from franchisees:
    Royalty fees (net of allowance for doubtful
       accounts of $38,688 at December 31, 1997
       and $32,847 at December 31, 1996)                   1,069,080     1,015,161
    Other                                                    385,724       178,571
  Merchandise Inventory                                   39,041,254     9,305,027
  Due from affiliates                                              -        35,815
  Deferred income taxes - current                            382,416       193,188
  Prepaid expenses and other current assets                5,712,643     1,015,760
                                                         -------------------------

          TOTAL CURRENT ASSETS                            50,115,537    26,794,809

Propety and equipment - net                               24,198,840     7,310,740
Deferred income taxes                                        571,802       218,224
Goodwill, net of amortization                             14,129,906             -
Other assets                                                 598,449       279,334
                                                         -------------------------

          TOTAL  ASSETS                                  $89,614,534  $ 34,603,107
                                                         =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable - trade                               $24,927,362   $ 4,977,430
  Accrued expenses                                         6,994,364     1,980,696
  Advertising fund                                           289,894       101,573
  Income taxes payable                                     3,080,082     1,904,562
  Current portion - long-term debt                           318,635             -
  Deferred revenue                                           575,116       412,081
                                                         -------------------------

          TOTAL CURRENT LIABILITIES                       36,185,453     9,376,342
                                                         -------------------------

LONG-TERM LIABILITIES:

  Long-term debt - net of current portion                  4,291,775             -
  Deferred rent                                            2,985,886     1,170,624
  Deferred revenue                                           368,371       495,000
                                                         -------------------------

          TOTAL LONG TERM LIABILITIES                      7,646,032     1,665,624
                                                         -------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value: authorized shares
   - 37,500,000 at December 31, 1997 and December 31,
   1996; shares issued and outstanding - 12,300,095 at
  December 31, 1997 and 10,441,001 at December 31, 1996      123,001       104,410
  Additional paid-in capital                              32,246,406    17,713,231
  Retained earnings                                       13,413,642     5,743,500
                                                         -------------------------

          TOTAL STOCKHOLDERS' EQUITY                      45,783,049    23,561,141
                                                         -------------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $89,614,534  $ 34,603,107
                                                         =========================

                 See accompanying notes to financial statements

                             PARTY CITY CORPORATION
                              STATEMENTS OF INCOME

                                                                       Year Ended
                                                       ------------------------------------------
                                                                      December 31,
                                                          1997            1996           1995
                                                       ------------------------------------------
REVENUES:
  Net sales                                            $131,027,688   $ 39,143,625   $ 16,118,163
  Royalty fees                                           10,224,374      8,512,353      6,074,679
  Franchise fees                                            462,000        935,000        927,500
                                                       ------------------------------------------

      TOTAL REVENUES                                    141,714,062     48,590,978     23,120,342

EXPENSES:

  Cost of goods sold and occupancy costs                 86,371,700     25,937,445     10,758,209
  Company-owned stores operating and selling expense     31,879,466     10,116,159      4,254,475
  Franchise expense                                       3,997,860      3,729,050      2,943,814
  General and administrative expense                      7,049,352      3,159,404      3,023,540
                                                       ------------------------------------------

      TOTAL EXPENSES                                    129,298,378     42,942,058     20,980,038
                                                       ------------------------------------------

      INCOME BEFORE INTEREST AND INCOME TAXES            12,415,684      5,648,920      2,140,304

  Interest income, net                                      211,611        475,805         22,861
                                                       ------------------------------------------

INCOME BEFORE INCOME TAXES                               12,627,295      6,124,725      2,163,165

Provision for income taxes                                4,957,153      2,369,200        863,200
                                                       ------------------------------------------

NET INCOME                                             $  7,670,142   $  3,755,525   $  1,299,965
                                                       ==========================================

BASIC EPS                                              $       0.65   $       0.38   $       0.16
                                                       ==========================================

Weighted average shares outstanding - basic              11,748,610      9,802,044      7,983,500
                                                       ==========================================

DILUTED EPS                                            $       0.64   $       0.38   $       0.16
                                                       ==========================================

Weighted average shares outstanding - diluted            12,038,895      9,996,303      7,983,500
                                                       ==========================================

                 See accompanying notes to financial statements

                             PARTY CITY CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Common Stock                                         Note
                                   ---------------------    Additional       Retained     Receivable
                                     Shares       Amount  Paid-In-Capital    Earnings    Sale of Stock    Total
                                   ---------------------------------------------------------------------------------
 Balance-January 1, 1995            7,836,000    $ 78,360   $ 2,515,372    $   688,010   $   (49,398)     $ 3,232,394

 Proceeds from note receivable                                                                49,348           49,348

 Net income                                                                  1,299,965                      1,299,965

                                   ----------------------------------------------------------------------------------
 Balance-December 31, 1995          7,836,000      78,360     2,515,372      1,987,975             0        4,581,707

 Sale of common shares              2,550,000      25,500    16,974,500                                    17,000,000

 Expenses incurred on sale
   of common shares                                          (1,989,661)                                   (1,989,661)

 Exercise of stock options             55,001         550       174,445                                       174,995

  Tax effect of non-qualified
    options                                                      38,575                                        38,575

 Net income                                                                  3,755,525                      3,755,525

                                   ----------------------------------------------------------------------------------
 Balance-December 31,1996          10,441,001     104,410    17,713,231      5,743,500                     23,561,141

 Sale of common shares              1,800,000      18,000    15,582,000                                    15,600,000

 Expenses incurred on sale
   of common shares                                          (1,415,654)                                   (1,415,654)

 Exercise of stock options             59,094         591       266,481                                       267,071

  Tax effect of non-qualified
    options                                                     100,349                                       100,349

 Net income                                                                  7,670,142                      7,670,142

                                   ----------------------------------------------------------------------------------
 Balance-December 31,1997          12,300,095   $ 123,001  $ 32,246,406   $ 13,413,642   $         0     $ 45,783,049
                                   ==================================================================================

                 See accompanying notes to financial statements

                             PARTY CITY CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                          Years Ended
                                                         --------------------------------------------
                                                          December 31,    December 31,    December 31,
                                                             1997            1996            1995
                                                         --------------------------------------------
Cash Flow from Operating Activities:

Net income                                               $  7,670,142    $  3,755,525    $  1,299,965
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           2,794,333         745,889         321,936
    Loss on abandonment of property and equipment              98,924          11,109              --
    Deferred rent                                           1,812,762         705,971         325,546
    Deferred tax benefit                                     (542,806)       (151,605)       (160,499)

  Changes in assets and liabilities:
    Sale of marketable securities                                  --              --          20,558
     Royalty fees receivable                                  (53,919)       (362,200)       (256,118)
     Other receivables                                       (207,153)        (70,228)        (83,750)
     Merchandise inventory                                (23,853,420)     (5,464,101)     (2,354,527)
     Due from affiliates                                       35,815         (30,021)         45,596
     Prepaid income taxes                                          --              --              --
     Prepaid expenses and other current assets             (4,696,883)       (700,140)       (103,333)
     Other assets                                            (334,877)         (5,436)       (131,521)
     Accounts payable                                      19,949,932       3,016,557       1,689,554
     Accrued expenses                                       5,013,668         755,061         347,814
     Income taxes payable                                   1,175,520       1,390,104         397,218
     Due to affiliates                                             --          (1,779)        (36,989)
     Deferred revenue                                         (10,815)        (37,177)        279,525
     Long-term liabilities                                    197,221              --              --

                                                         --------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   9,048,444       3,557,529       1,600,975
                                                         --------------------------------------------

Cash Flow from Investment Activities:
  Purchases of property and equipment                     (18,272,411)     (4,875,877)     (2,082,158)
  Proceeds from sale of property and equipment                     --           3,877              --
  Aquisition of franchise stores                          (21,653,397)             --              --

                                                         --------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                     (39,925,808)     (4,872,000)     (2,082,158)
                                                         --------------------------------------------

Cash Flow from Financing Activities:
  Net proceeds from sale of stock                          14,184,346      15,010,339          49,348
  Proceeds from exercise of stock options                     267,071         174,995              --
  Tax effect of non-qualified stock options                   100,349          38,575              --
  Net proceeds from long-term debt                          4,610,410         (72,290)         50,790
                                                         --------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  19,162,176      15,151,619         100,138
                                                         --------------------------------------------

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS    (11,715,188)     13,837,148        (381,045)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             14,949,714       1,112,566       1,493,611
                                                         --------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  3,234,526    $ 14,949,714    $  1,112,566
                                                         ============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income Taxes Paid                                        $  4,219,437    $  1,147,812    $    375,850

Interest Paid                                            $    294,432    $     41,009    $      8,956

                 See accompanying notes to financial statements

                             PARTY CITY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Party City Corporation ("the Company"), which is incorporated in the State of Delaware, operates retail party goods stores within the continental United States and sells franchises on an individual store and area franchise basis throughout the United States, Puerto Rico, Spain, Portugal and Canada. On March 27, 1996, the Company completed an initial public offering (IPO) of 2,550,000 shares of common stock, $.01 par value, issued by the Company, at an initial offering price of $6.67 per share. Proceeds to the Company, net of offering expenses of $1,989,661 were $15,010,339. The Company completed its secondary public offering on May 8, 1997. The total offering was for 3,360,000 shares of common stock, of which 1,800,000 shares were offered by the Company and 1,560,000 were offered by certain selling stockholders. The offering price was $8.67 per share. Proceeds to the Company net of offering expenses were $14,184,346. On December 18, 1997, the Board of Directors declared a three-for-two common stock split effective January 16, 1998. All common stock data has been retroactively adjusted for the stock split.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Franchising Revenue Recognition - The Company is obligated in accordance with the terms of each franchisee's respective agreement to provide the following initial services: advice on site location, store design and layout, training and pre-opening assistance. Revenue from individual franchise sales, recorded as franchise fees, is recognized by the Company upon completion of the aforementioned initial services, which normally coincide with the opening of the franchisee's store. On an ongoing basis, the Company provides assistance regarding sources of supply, pricing, advertising and promotion programs and other defined assistance. Royalty fees are recorded on a monthly basis as a percentage of the franchisee's net sales.

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

                                                                  Year Ended
                                                                 December 31,
                                                                 ------------
                                                              1997   1996  1995
                                                              ----   ----  ----
Number of franchises in operation at beginning of the period   164    132    99
Number of franchises opened during the period                   19     32    35
Number of franchises acquired during the period                (24)    --    --
Number of franchises closed during the period                   (1)    --    (2)
                                                              ----   ----  ----

Number of franchises in operation at the end of the period     158    164   132
                                                              ====   ====  ====

                             PARTY CITY CORPORATION

      Cash and Cash Equivalents - The Company considers all highly liquid investments with initial maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of an investment in a certificate of deposit and money market funds.

      Fair Value of Financial Instruments - Financial instruments consist primarily of investments in cash, trade account receivables, accounts payable and debt obligations. The Company estimates the fair value of financial instruments based on interest rates available to the Company and by comparison to quoted market prices. At December 31, 1997 and 1996, the fair value of the Company's financial instruments approximated the carrying value.

     Allowance for Doubtful Accounts - The provision for bad debts, write-offs and recoveries for the years ended December 31, 1997, 1996 and 1995 were not material.

      Inventory - The Company values its inventory at the lower of average cost or market.

      Advertising Fund - Pursuant to its franchise agreements, the Company collects 1% of the net sales of its franchise stores, which is restricted to use for advertising on their behalf. Receipts and disbursements are not recorded as income or expense since the Company does not have complete discretion over the use of the funds. The Company also contributes 1% of net sales of its owned stores into the Advertising Fund. To cover the expenses of administering the Advertising Fund, the Company charges the fund a management fee equal to 5% of the funds contributed by franchisees. During 1997, 1996 and 1995, $210,228, $133,542 and $90,715, respectively, of Advertising Fund management fees were collected by the Company and credited to general and administrative expense.

      Property and Equipment - Property and equipment are carried at cost less accumulated depreciation. The Company uses the straight-line method of depreciation for property and equipment placed in service on or after January 1, 1993. Property and equipment placed in service prior to January 1, 1993 are depreciated using an accelerated method. The difference between the two methods is not material. Property and equipment are depreciated over their estimated useful lives as follows: automobiles, five years; furniture and equipment, 5-7 years. Leasehold improvements are amortized over the remaining period of the lease or the estimated useful life of the asset, whichever is less.

     Intangibles - Trademarks, which are included in other assets, consist primarily of capitalized legal costs and are being amortized using the straight-line method over the estimated useful lives of the assets. Goodwill recorded in connection with the acquisition of 24 franchise stores is being amortized on a straight-line basis over 15 years.

      Costs in excess of fair value of intangibles are assessed for recoverability on a periodic basis. In evaluating the value and future benefits of these intangible assets, their carrying value would be reduced by the excess, if any, of the intangibles over management's best estimate of undiscounted future operating income of the acquired businesses before amortization of the related intangible assets over the remaining amortization period.

      Income Taxes - The Company provides for the tax effects of transactions reported in the financial statements which consist of taxes currently due plus deferred taxes as a result of temporary differences. Temporary differences in the basis of assets and liabilities for financial statements and income tax reporting arise from using different methods and lives to calculate depreciation, certain costs related to the start up of store operations and the recognition of vacation pay.

      Earnings Per Share - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", for the period ended December 31, 1997, which establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS currently found in Accounting Principles Board

                             PARTY CITY CORPORATION

("APB") Opinion No. 15 ("Earnings Per Share"). Common stock equivalents under APB No. 15 are no longer included in the calculation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to primary EPS pursuant to Opinion 15. Diluted EPS reflects the potential dilution that could occur if stock option grants were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All earning per share data has been retroactively adjusted for the three-for-two common stock split that occurred on January 16, 1998.

                             PARTY CITY CORPORATION

      Pre-opening Store Costs - The costs associated with opening a store are expensed as incurred.

      Advertising Costs - The costs associated with store advertising are expensed in the period in which the related promotion and sales occur. Advertising expense was approximately $7,034,000, $2,342,000 and $1,034,800 for the years ended December 31, 1997, 1996 and 1995, respectively.

      Accounting and Reporting Changes -The Company is required to adopt SFAS No. 130, "Reporting Comprehensive Income", during the year ending December 31, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately form retained earnings and additional paid-in-capital in the equity section of a statement of financial position. Adoption of this statement will have no effect on the Company as the Company currently has no items of comprehensive income included in the equity section of the financial statements.

      The Company is required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during the year ending December 31, 1998. The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. The Company has not yet determined the effect of adopting this statement.

      Reclassifications - Certain reclassifications have been made to the prior period financial statements in order to conform with the current period presentation.

Note 2 - ACQUISITION OF FRANCHISE STORES

      On February 28, 1997, the Company acquired six franchise stores. Four of the stores acquired were owned by Steven Mandell, the Company's Chairman and President. Such stores had aggregate sales of approximately $9.1 million in 1996 and were acquired for an aggregate purchase price of $5.2 million. The remaining two stores were owned by Perry Kaplan, a former executive officer and Director of the Company. Such stores had aggregate sales of approximately $3.7 million and were acquired for an aggregate purchase price of $1.3 million.

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

      On August 27, 1997 the Company acquired two franchise stores in the Chicago market and on September 12, 1997 the Company acquired two franchise stores in Virginia. The aggregate purchase price of these transactions was approximately $3.9 million, subject to adjustments for actual inventories and trade payables. Three of the four stores were open all of 1996 and averaged $1.8 million in sales, with the remaining store open less than a year.

                             PARTY CITY CORPORATION

      On September 2, 1997, the Company acquired 11 franchise stores in the Dallas/Fort Worth market. The purchase price of the transaction was approximately $8.3 million, subject to an adjustment for actual inventories and trade payables at the time of closing. The acquisition agreement provides that Party City has acquired the rights for any future development in the Dallas/Fort Worth market. Seven of the 11 stores were open for all of 1996 and averaged $1.8 million in sales, with the remaining four stores open less than a year.

      The acquisitions have been accounted for under the purchase accounting method. The results of operations of the acquired stores are included in the financial statements since the acquisition dates. Goodwill of $14,222,776 recorded in connection with the acquisitions is being amortized on a straight-line basis over 15 years.

      The proforma results are not necessarily indicative of the results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future.

      Assuming the stores were acquired on January 1, 1996, the proforma results would have been as follows:

                                                  Year Months Ended
                                                  -----------------
                                          December 31,         December 31,
                                              1997                 1996
                                              ----                 ----
Total Revenues                            $159,648,615         $87,451,977

Net Income                                   8,000,600           5,131,600

Basic EPS                                         0.68                0.52

Diluted EPS                                       0.66                0.51

Note 3 - PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                                           December 31,
                                                           ------------
                                                       1997            1996
                                                       ----            ----
Equipment                                          $  9,041,029    $  2,974,980
Furniture                                            10,973,760       2,773,322
Leasehold improvements                                7,550,281       2,687,462
Automobiles                                             117,666          94,793
                                                   ------------    ------------

                                                     27,682,736       8,530,557
                                                   ------------    ------------
Less:  Accumulated depreciation and amortization     (3,483,896)     (1,219,817)
                                                   ------------    ------------
                                                   $ 24,198,840    $  7,310,740
                                                   ============    ============

                             PARTY CITY CORPORATION

Note 4 - LONG-TERM DEBT

      On June 16, 1997, the Company refinanced and replaced its existing loan facility with a $20,000,000 revolving line of credit facility maturing on June 30, 2000. Advances under the line bear interest, at the Company's option, at 1/2 of 1% below the bank's prime rate (8.5% as of December 31, 1997) or LIBOR plus 1.25% (which margin for the LIBOR rate option is subject to reduction to .75% or increase to 1.75% based on the Company's ratio of total liabilities to tangible net worth). The Company paid a facility fee of $50,000 and a quarterly commitment fee equal to .125% of the average unused portion of the line, which is secured by substantially all of the assets of the Company. The credit facility provides various covenants including, among others, restrictions on capital expenditures, and maintenance of a defined minimum tangible net worth, interest coverage ratio, total liabilities to tangible net worth ratio and current ratio. At December 31, 1997, the Company was in compliance with such loan agreement covenants. The Company classifies the revolving line of credit facility as long-term as it does not intend to repay the long-term portion for at least one year. The future minimum payment of $3,150,000 is due in the year 2000.

      In August 1997, the Company entered into a five year capital lease with a present value of future lease obligations of $1,593,175 for computer hardware and software. The Company has the option to purchase the equipment for a nominal cost at the termination of the lease. The leased hardware and software is included in property and equipment and is recorded at $1,593,175 less accumulated amortization of $132,765.

                                                 December 31,
                                                     1997
                                                     ----
                Revolving credit facility         $3,150,000

                Capital lease                      1,460,410
                         Total Debt                4,610,410

                Less Current Maturities              318,635
                                                  ----------
                         Long-term Debt           $4,291,775
                                                  ==========

     Future minimum lease payments for assets under the capital lease at December 31, 1997 are as follows:

                  1998              $  387,650
                  1999                 387,650
                  2000                 387,650
                  2001                 387,650
                  2002                 226,129
                                    ----------
      Total minimum lease payments   1,776,729

      Less amount representing
      Interest                         316,319
                                    ----------
      Present value of net
      minimum lease payments         1,460,410

      Less current maturities          318,635
                                    ----------
      Long-term obligation          $1,141,775
                                    ==========

Note 5 - EARNINGS PER SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                             Income         Shares     Per-Share
                                           (Numerator)   (Denominator)  Amount
                                           -----------------------------------
Year Ended December 31, 1997

Basic EPS
  Net income available to
  common shareholders                      $7,670,142      11,748,422    $0.65

Effect of dilutive securities
  common Stock Options                                        290,473
                                           -----------------------------------

Diluted EPS
  Net income available
  to common shareholders
  plus assumed conversions                 $7,670,142      12,038,895    $0.64
                                           ==========      ==========    =====

Year Ended December 31, 1996

Basic EPS
  Net income available
  to common shareholders                   $3,755,525       9,802,044    $0.38

Effect of dilutive securities
  common stock options                                        194,259

                                           -----------------------------------
Diluted EPS
  Net income available
  to common shareholders
  plus assumed conversions                 $3,755,525       9,996,303    $0.38
                                           ==========      ==========    =====

Year Ended December 31, 1995

Basic EPS
  Net income available
  to common shareholders                   $1,299,965       7,983,500    $0.16

Effect of dilutive securities
  common stock options                                             --
                                           -----------------------------------

Diluted EPS
  Net income available
  to common shareholders
  plus assumed conversions                 $1,299,965       7,983,500    $0.16
                                           ==========      ==========    =====

Note 6 - STOCK OPTIONS

      In September 1994, the Company adopted the Party City Corporation 1994 Stock Option Plan (the "Plan") pursuant to which options may be granted to employees for the purchase of common stock. The Plan permits the Company to grant incentive and non-qualified stock options to purchase an aggregate of 900,000 shares of the Company's common stock, as adjusted for the three-for-two stock split that occurred on January 16, 1998. Such options may be incentive stock options or non-qualified options. The Company has increased the amount of shares authorized under the plan to 1,800,000 subject to approval by the shareholders at the 1998 annual meeting. The term of an option is determined by the Stock Option Committee. The exercise price of the shares covered by an incentive stock option may not be less than the fair value of the shares at the time of grant. The exercise price of the shares covered by a non-qualified option need not be equal to the fair value of the stock at the date of grant, but may be granted with an exercise price as determined by the Stock Option Committee. The options granted prior to November 1997 generally vest one-third each year, over a period of three years. Options granted after November 1997 generally vest over a four year period, one-third in each the second, third and fourth years.

                             PARTY CITY CORPORATION

     A summary of the Plan's status, changes during the years then ended, is presented below:

                                                          December 31,
                                                          ------------
                                                1997                        1996                         1995
                                                ----                        ----                         ----
                                                 Weighted-Average           Weighted-Average             Weighted-Average
                                        Shares    Exercise Price   Shares    Exercise Price     Shares    Exercise Price
                                        ------    --------------   ------    --------------     ------    --------------

Outstanding at January 1                537,500      $ 7.46        270,000      $ 2.72          153,360        $ 1.67
Granted                                 602,625      $12.58        422,250      $ 9.54          119,640        $ 4.07
Exercised                               (90,003)     $ 4.52        (54,999)     $ 3.55               --            --
Canceled                                (67,503)     $10.73        (99,752)     $ 5.79           (3,000)       $ 2.33
                                       --------      ------       --------      ------          -------       -------
Outstanding December 31                 991,029      $10.48        537,499      $11.14          270,000        $ 2.72
                                       ========      ======       ========      ======          =======       =======


Options exercisable at December 31      219,627                          -
                                       ========

Weighted average fair value of options
granted during the year ended

December 31 (per option)                  $3.98                      $4.88
                                       ========                   ========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the periods ending December 31, 1997, 1996 and 1995.

                                                           December 31,
                                                           ------------
                                               1997            1996        1995
                                               ----            ----        ----
Expected volatility                            40%              35%            -
Expected lives                                 4.33 years   6 years      6 years
Risk-free interest rate                        5.7%           6.50%        6.40%
Expected dividend yield                        0%                0%           0%

The following represents pro-forma amounts if the Company had elected to recognize compensation costs based on fair value:

                                               December 31,
                                               ------------
                              1997                 1996                 1995
                           -----------          -----------          -----------
Net Income:

As reported                $ 7,670,142          $ 3,755,525          $ 1,299,965
Pro-forma                  $ 6,943,885          $ 3,345,385          $ 1,294,791

Basic EPS:

As reported                       0.65                 0.38                 0.16
Pro-forma                         0.59                 0.34                 0.16

Diluted EPS:

As reported                       0.64                 0.38                 0.16
Pro-forma                         0.58                 0.33                 0.16

     The pro forma effect of applying FAS 123 is not necessarily indicative of the effect on reported net income for future years.

                             PARTY CITY CORPORATION

     The following table summarizes information about options outstanding under the Plan as follows:

                                                     Options Outstanding                             Options Exercisable
                                    ----------------------------------------------------         ------------------------
                                    Number                                      Weighted         Number            Weighted
                                    Outstanding         Weighted Average        Average          Exercisable       Average
                                    at December 31,     Remaining               Exercise         at December 31,   Exercise
Range of Exercise Prices            1997                Contractual Life        Price            1996              Price
-------------------------------------------------------------------------------------------------------------------------
$ 1.67 to $ 2.33                    110,400               7.35 years            $ 1.70             77,900          $ 1.69

$ 6.67 to $10.00                    328,755               8.76 years            $ 8.90             90,232          $ 8.96

$10.17 to $13.33                    362,124               9.06 years            $11.37             41,496          $10.83

$13.42 to $20.83                    189,750               9.63 years            $16.64              9,999          $14.08
                                    -------------------------------------------------------------------------------------
$ 1.67 to $20.83                    991,029               8.88 years            $10.48            219,627          $ 6.97
                                    =====================================================================================

Note 7 - PROVISION FOR TAXES

      The provision for taxes consisted of the following:

                                       Year Ended
                                      December 31,
                        -----------------------------------------
                           1997           1996           1995
                        -----------    -----------    -----------
Current:

  Federal               $ 4,518,566    $ 1,962,511    $   751,427
  State                     981,393        558,294        272,272
                        -----------    -----------    -----------
                          5,499,959      2,520,805      1,023,699
                        -----------    -----------    -----------

Deferred:

  Federal                  (463,700)      (127,311)      (120,967)
  State                     (79,106)       (24,294)       (39,532)
                        -----------    -----------    -----------
                           (542,806)      (151,605)      (160,499)
                        -----------    -----------    -----------
                        $ 4,957,153    $ 2,369,200    $   863,200
                        ===========    ===========    ===========

The deferred income tax provision results from temporary differences between amounts of assets and liabilities for financial reporting purposes and amounts as measured by tax laws.

                             PARTY CITY CORPORATION

      The components of the net deferred tax assets at December 31, 1997 and 1996 are as follows:

                                                          December 31,
                                                          ------------
                                                    1997                 1996
                                                -----------           ---------
Current Assets:

  Inventory                                     $   274,320           $ 123,751
  Vacation pay accrual                               93,614              35,104
  Start-up costs                                     10,643              14,958
  Allowance for doubtful accounts                    26,622              30,085
  Deferred state taxes                              (23,479)                 --
  Deferred franchising                                  696                  --

Current Liabilities:

  Advertising accrual                                    --             (10,710)
                                                -----------           ---------

  Current Deferred Tax Asset                    $   382,416           $ 193,188
                                                ===========           =========

Non-current Assets:

  Deferred rent                                 $ 1,258,636           $ 471,240
  Start-up costs                                     19,781              28,008
  Deferred state taxes                              (73,992)                 --
  Deferred franchising                                  695                  --

Non-current Liabilities:

  Property and equipment                           (672,202)           (281,024)
  Deferred state taxes                               38,884                  --
                                                -----------           ---------

  Non-current Deferred Tax Asset                $   571,802           $ 218,224
                                                ===========           =========

      The Company's effective income tax rate differs from the statutory federal rate as follows:

                                                           December 31,
                                                           ------------
                                                   1997       1996       1995
                                                  ------     ------     ------
Federal statutory rate                              35.0%      34.0%      34.0%
State income taxes net of federal benefit            4.7        5.6        7.1
Other                                                (.4)       (.9)      (1.2)
                                                  ------     ------     ------

Effective tax rate                                  39.3%      38.7%      39.9%
                                                  ======     ======     ======

Note 8 - RELATED PARTY TRANSACTIONS

      The President, a major stockholder of the Company, owned all of the outstanding shares of two party supplies stores for which no royalty fees were charged. This individual was also the majority owner of two additional franchise stores and was a 50% owner of one franchise through 1995. The Company received royalty fees based on 3.0% of net sales from the majority owned stores. In addition, a former Director of the Company owned two franchises and was a 50% owner of one franchise through 1995, for which he paid royalty fees of 2.0% of net sales. On February 28, 1997, the Company acquired these six franchise stores.

                             PARTY CITY CORPORATION

      Furthermore, an individual who was a Senior Vice President of the Company through August 1995 owned two franchises. On August 1, 1997, the Company acquired one of these stores. The amounts included in the accompanying financial statements relating to the above are:

                                                            Year Ended
                                                           December 31,
                                                           ------------
                                                    1997       1996      1995
                                                  ---------  ---------   -------
Royalty fees                                      $  23,669  $ 208,227  $260,818
Royalty fees receivable (at end of period)        $      --  $  18,551  $ 16,572

      The Company shared office space with an affiliate until July 1, 1995. The affiliate charged the Company for rent and real estate taxes, utilities, insurance and telephone. The Company was charged approximately $30,400 for the year ended December 31, 1995, of which approximately $27,000 was for rent. Beginning January 1, 1996, the Company shared warehouse space with an affiliate. The Company charged the affiliate approximately $0 and $19,200 for rent for the years ended December 31, 1997 and 1996, respectively. In addition, the Company and its affiliates employ common bookkeeping personnel, for which the Company charged its affiliates approximately $14,000, $94,500 and $74,200 for the years ended December 31, 1997, 1996 and 1995, respectively. Office expenses allocated from the affiliate to the Company are based upon the square footage occupied by the Company. Personnel costs allocated to the affiliate are based upon an analysis of the percentage of time individuals devote to services for the affiliate stores. Management believes that both allocation methods are reasonable to determine the appropriate expenses to be allocated.

      Amounts receivable and payable from related companies represent non-interest bearing advances between affiliates with no specific repayment terms. Amounts outstanding at December 31, 1996 were paid in January 1997.

     In August 1992, the Company sold shares of its Common Stock for $172,000 to a former Vice President of the Company. The Company received a cash payment of $32,391 and a promissory note for 209,414 shares. This note which bore interest at 6.0%, was paid in three annual installments of $52,391, and was collateralized by the shares sold. The final payment was made in October 1995.

Note 9 - COMMITMENTS

      Employment Agreements - The Company has entered into various employment agreements with two of its senior executives for periods of up to three years expiring no later than September 22, 2001. Under the agreements, the covered individuals are entitled to specified salaries over the contract periods; bonuses are provided contingent upon certain Company and individual performance criteria devised by the Company for each period. The commitments relating to future services from such executives under the contracts as of December 31, 1997 are approximately $1,792,975.

      Real Estate - The Company leases real estate in connection with the operation of corporate retail stores as well as its corporate office. The store leases are for properties ranging in size from 6,750 to 15,900 square feet. The terms range from ten years to twenty years, and expire by 2016. The leases contain escalation clauses, renewal options from five years to ten years and obligations for reimbursement of common area maintenance and real estate taxes. Certain leases contain contingent rent based upon specified sales volume. For the years ended December 31, 1997, 1996 and 1995, no such contingent rent was paid.

      Other - The Company leases 12 motor vehicles. The term ranges from 24 to 36 months, and expire by 2000.

                             PARTY CITY CORPORATION

Note 9 - COMMITMENTS --- (Continued)

      Rent expense for all operating leases was $11,956,204, $3,779,292 and $1,554,015 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum payments under operating leases at December 31, 1997 are as follows:

         1998               $ 17,186,979
         1999                 17,323,290
         2000                 17,529,695
         2001                 17,620,164
         2002                 17,865,729
         Thereafter           74,263,608
                            ------------

                            $161,789,464
                            ============

      The Company has guaranteed a lease obligation for three of its franchises. One lease, expiring in 2001, has future minimum payments of $518,925, and the second lease, expiring in 2007, has future minimum payments of $2,438,667 and the remaining lease, expiring in 2007, has future minimum payments of $1,491,339.

Note 10 - LITIGATION

     The Company has been named a defendant in a complaint filed with the Supreme Court of the State of New York, County of New York, on January 16, 1998 by each of Party City of Greenbrook, Inc., Party City of Watchung, Inc., Party City of 22, Inc., Party City of Ralph Avenue, Inc. and Party City of Jersey City, Inc., each a franchisee of the Company. The complaint alleges various causes of action including, among other things, misappropriation of information, diversion of favorable seasonal merchandise, misuse of advertising royalties and failure to account for, and timely distribute, vendor rebates. The Company believes that the allegations contained in the complaint are without basis in fact, and that it has meritorious defenses to each of the allegations. As this matter is in the very early stages, the Company cannot, at present, assess its potential impact on the Company's operations or financial condition.

     In addition to the foregoing, the Company is involved in various legal proceedings arising out of the conduct of its business. The Company believes that the eventual outcome of these proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

                             PARTY CITY CORPORATION

                       SUPPLEMENTARY FINANCIAL INFORMATION

NOTE 11 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                              Quarter Ended
1997                                      March 31,      June 30,   September 30,  December 31,
-----------------------------------------------------------------------------------------------
Total revenues                          $ 12,628,763   $22,454,959  $ 28,016,058   $76,631,020
Cost of goods sold and occupancy costs     9,382,493    13,755,624     18,152,37    45,081,206
Net Income/(Loss)                           (288,282)      897,143      (244,044)    7,304,978
Basic Earnings/(Loss) per share                 (.03)          .07          (.02)          .59
Diluted Earnings/(Loss) per share               (.03)          .07          (.02)          .57

                                                              Quarter Ended
1996                                      March 31,      June 30,   September 30,  December 31,
-----------------------------------------------------------------------------------------------
Total revenues                          $  5,981,012   $ 8,286,418  $  9,907,766   $24,353,189
Cost of goods sold and occupancy costs     3,334,320     4,362,640     5,339,627    12,900,857
Net Income/(Loss)                           (166,506)      499,168       345,660     3,077,203
Basic Earnings/(Loss) per share                 (.02)          .05           .03           .30
Diluted Earnings/(Loss) per share               (.02)          .05           .03           .29

Earnings per share data has been retroactively adjusted for the three-for-two common stock split that occurred on January 16, 1998.

NOTE 12 - SUBSEQUENT EVENT (UNAUDITED)

     On March 9, 1998, the Company signed a Commitment Letter to refinance and replace the Company's existing loan facility with a $60,000,000 committed revolving line of credit facility maturing three years after the closing date. The terms of the Commitment Letter are subject to the negotiation and execution of definitive loan documents.

                                LIST OF EXHIBITS

         3.1(1)     --      Certificate of Incorporation of the Company.
         3.2(1)     --      Bylaws of the Company.
         4.1(1)     --      Specimen stock certificate evidencing the Common
                            Stock.
         10.1(1)    --      Form of Unit Franchise Agreement entered into by the
                            Company and franchisees.
         10.2(1)    --      Employment Agreement, dated January 1, 1994 and
                            amended as of January 16, 1996, by and between the
                            Company and Steve Mandell.
         10.3(3)    --      Amendment to Employment Agreement dated March 5,
                            1997, by and between the Company and Steven Mandell.
         10.4(1)    --      Employment Agreement, dated January 1, 1994 and
                            amended as of January 16, 1996, by and between the
                            Company and Perry Kaplan.
         10.5(1)    --      Employment Agreement of David Lauber, dated June 12,
                            1995, by and between Company and David Lauber.
         10.6(1)    --      Employment Agreement of Lawrence Fine, dated October
                            13, 1995, by and between the Company and Lawrence
                            Fine.
         10.7(2)    --      Amended Stock Option Plan of the Registrant.
         10.8(1)    --      Amended and Restated 1994 Stock Option Plan of the
                            Company
         10.9(1)    --      Loan and Security Agreement, dated February 15, 1995
                            and amended as of October 6, 1995, by and between
                            Company and Midlantic Bank, N.A.
         10.10(3)   --      Commitment Letter between PNC Bank and Company.
         10.11(4)   --      Asset Purchase Agreement dated as of September 2,
                            1997 by and among the Registrant and Hammond
                            Retailing of Mesquite, L.C., Hammond Retailing of
                            West Plano, L.C., Hammond Retailing of Richardson,
                            L.C., Hammond Retailing of Arlington, L.C., Hammond
                            Retailing of Carrollton, L.C., Hammond Retailing of
                            Irving, L.C., Hammond Retailing of Medallion, L.C.,
                            Hammond Retailing of Red Bird LLC, Hammond Retailing
                            of Vista Ridge, LLC, Hammond Retailing of Pleasant
                            Grove, LLC, Hammond Retailing of White Rock, LLC,
                            Hammond Communications, Inc. and Mr. Geoffrey
                            Hammond (without exhibits or schedules).
         10.12(4)   --      Letter Agreement by and between the Registrant and
                            Hammond Retailing of Plano East, LLC dated July 7,
                            1997.
         10.13(4)   --      Third Amendment to Loan and Security Agreement dated
                            as of June 16, 1997, between the Registrant and PNC
                            Bank, National Association.
         10.14      --      Fourth Amendment to Loan and Security Agreement
                            dated as of March 10, 1998 between the Company and
                            PNC Bank, National Association.
         10.15      --      $60,000,000 credit facility Commitment Letter dated
                            March 9, 1998 by and between the Company and PNC
                            Bank N.A. as agent for a syndicate of banks
         10.16      --      Employment Agreement of David Lauber, dated
                            September 23, 1997 by and between the Company and
                            David Lauber.
         21.1               The wholly owned subsidiary of the Company is Party
                            City Michigan, Inc., incorporated October 23, 1997
                            in the state of Delaware. This subsidiary does
                            business under the name Party City Michigan Inc.
         23.1       --      Consent of Deloitte & Touche LLP.
         24.1       --      Power of Attorney (contained on the signature page
                            of this Report).
         27.1       --      Financial Data Schedule.

----------
Notes

(1) Incorporated by reference to the Company's Registration Statement as amended on Form S-1 Number 333-350 as filed with the Commission on January 18, 1996.

(2) Incorporated by reference to the Company's Registration Statement on Form S-8 as filed with the Commission on January 9, 1997.

(3) Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Commission on March 6, 1997.

(4) Incorporated by reference to the Company's current Report on Form 8-K as filed with the Commission on September 12, 1997, as amended on November 10, 1994.