Form 10-Q
period 1998-03-31
PARTY CITY CORP
filed 1998-05-15
CIK 1005972

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                -----------------

      For the Quarterly Period Ended            Commission File Number
               March 31, 1998                         0-27826

                              -----------------

                             Party City Corporation
             (Exact name of registrant as specified in its charter)

              Delaware                                   22-3033692
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

            400 Commons Way                                07866
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

      As of May 12, 1998, there were outstanding 12,416,260 shares of Common Stock, $.01 par value.

                             PARTY CITY CORPORATION
                                      INDEX

                                                                        Page No.
                                                                        --------

Part I      Financial Information

            Item 1. Financial Statements:

            Balance Sheets - March 31, 1998 (Unaudited)
              and December 31, 1997                                        3

            Unaudited Statements of Operations - For the
              Three Months Ended March 31, 1998 and 1997                   4

            Unaudited Statements of Cash Flows - For the
              Three Months Ended March 31, 1998 and 1997                   5

            Notes to Financial Statements                                  6

            Item 2. Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                                8

Part II     Other Information

            Item 2. Changes in Securities                                  11

            Item 6. Exhibits and Reports on Form 8-K                       11

                                     PART I
                             FINANCIAL INFORMATION

                             PARTY CITY CORPORATION
                                 BALANCE SHEET

                                                           March 31,    December 31,
                                                             1998          1997
                                                          (Unaudited)        *
                                                         ---------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $    464,611   $  3,234,526
  Restricted assets for advertising fund                      120,965        289,894
  Receivables from franchisees:
    Royalty fees (net of allowance for doubtful
      accounts of $41,054 at March 31, 1998 and
      $38,688 at December 31, 1997)                           990,607      1,069,080
    Other                                                     269,874        385,724
  Merchandise Inventory                                    47,158,306     39,041,254
  Prepaid income taxes                                        543,583             --
  Deferred income taxes - current                             382,416        382,416
  Prepaid expenses and other current assets                 7,694,644      5,712,643
                                                         ---------------------------

          TOTAL CURRENT ASSETS                             57,625,006     50,115,537

Property and equipment - net                               27,398,385     24,198,840
Deferred income taxes                                         571,802        571,802
Goodwill, net of amortization                              13,964,158     14,129,906
Other assets                                                  762,525        598,449
                                                         ---------------------------

          TOTAL  ASSETS                                  $100,321,876   $ 89,614,534
                                                         ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                               $ 21,336,981   $ 24,927,362
  Accrued expenses                                          5,241,878      6,994,364
  Advertising fund                                            120,965        289,894
  Income taxes payable                                             --      3,080,082
  Current portion - long-term debt                            318,635        318,635
  Deferred revenue                                            419,803        575,116
                                                         ---------------------------

          TOTAL CURRENT LIABILITIES                        27,438,262     36,185,453
                                                         ---------------------------

LONG-TERM LIABILITIES:
  Long-term debt - net of current portion                  24,062,117      4,291,775
  Deferred rent                                             3,456,928      2,985,886
  Deferred revenue                                            494,464        368,371
                                                         ---------------------------

          TOTAL LONG-TERM LIABILITIES                      28,013,509      7,646,032
                                                         ---------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value: authorized shares -
    37,500,000 at March 31, 1998 and December 31,
    1997 shares issued and outstanding - 12,410,610 at
  March 31, 1998 and 12,300,095 at December 31, 1997           83,106        123,001
  Additional paid-in capital                               32,644,329     32,246,406
  Retained earnings                                        12,142,670     13,413,642
                                                         ---------------------------


          TOTAL STOCKHOLDERS' EQUITY                       44,870,105     45,783,049
                                                         ---------------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $100,321,876   $ 89,614,534
                                                         ===========================

* Derived from the audited financial statements


                 See accompanying notes to financial statements

                             PARTY CITY CORPORATION
                            STATEMENTS OF OPERATIONS

                                                               (Unaudited)
                                                            Three Months Ended
                                                       ----------------------------
                                                         March 31,       March 31,
                                                           1998            1997
                                                       ----------------------------
REVENUES:
  Net sales                                            $ 38,650,739    $ 12,628,763
  Royalty fees                                            2,021,127       1,893,262
  Franchise fees                                             42,500          90,000
                                                       ----------------------------

    TOTAL REVENUES                                       40,714,366      14,612,025

EXPENSES:

  Cost of goods sold and occupancy costs                 28,548,135       9,382,493
  Company-owned stores operating and selling expense     10,752,158       3,513,804
  Franchise expense                                         941,296         884,327
  General and administrative expense                      2,371,217       1,432,630
                                                       ----------------------------

    TOTAL EXPENSES                                       42,612,806      15,213,254
                                                       ----------------------------

    LOSS BEFORE INTEREST AND INCOME TAXES                (1,898,440)       (601,229)

  Interest (expense)/income, net                           (202,333)        121,247
                                                       ----------------------------

LOSS BEFORE INCOME TAXES                                 (2,100,773)       (479,982)

Income Taxes/(Benefit)                                     (829,800)       (191,700)
                                                       ----------------------------

NET LOSS                                               $ (1,270,973)   $   (288,282)
                                                       ============================

BASIC loss per share                                   $      (0.10)   $      (0.03)
                                                       ============================

Weighted average shares outstanding - basic              12,326,747      10,449,834
                                                       ============================

DILUTED loss per share                                 $      (0.10)   $      (0.03)
                                                       ============================

Weighted average shares outstanding - diluted            12,326,747      10,449,834
                                                       ============================

                 See accompanying notes to financial statements

                             PARTY CITY CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                              (Unaudited)
                                                          Three Months Ended
                                                    -----------------------------
                                                        March 31,     March 31,
                                                          1998          1997
                                                    -----------------------------

Cash Flow from Operating Activities:

Net loss                                            $ (1,270,973)   $   (288,282)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                      1,285,516         354,218
    Deferred rent                                        470,417         294,652

  Changes in assets and liabilities:
    Sale of marketable securities
     Royalty fees receivable                              78,473         151,435
     Other receivables                                   115,850         (67,551)
     Merchandise inventory                            (8,037,052)     (4,692,583)
     Prepaid income taxes                               (543,583)        (89,478)
     Prepaid expenses and other current assets        (1,982,001)       (988,039)
     Other assets                                       (164,307)       (199,780)
     Accounts payable                                 (3,590,381)      2,133,800
     Accrued expenses                                 (1,752,486)      1,111,328
     Income taxes payable                             (3,080,082)     (1,904,562)
     Due to affiliates                                        --       1,589,272
     Deferred revenue                                   (172,813)        (11,840)
     Long-term liabilities                               143,593          (8,861)

                                                    -----------------------------
NET CASH USED IN OPERATING ACTIVITIES                (18,499,829)     (2,616,271)
                                                    -----------------------------

Cash Flow from Investment Activities:
  Purchases of property and equipment                 (4,200,169)     (2,137,260)
  Acquisition of franchise stores                       (198,287)     (4,494,500)

                                                    -----------------------------
NET CASH USED IN INVESTING ACTIVITIES                 (4,398,456)     (6,631,760)
                                                    -----------------------------

Cash Flow from Financing Activities:
  Proceeds from exercise of stock options                358,028          36,666
  Net proceeds from long-term debt                    19,770,342              --

                                                    -----------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             20,128,370          36,666
                                                    -----------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (2,769,915)     (9,211,365)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         3,234,526      14,949,714
                                                    -----------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $    464,611    $  5,738,349
                                                    =============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income Taxes Paid                                   $  2,658,865    $  1,802,341

Interest Paid                                       $    214,640    $     11,176

                 See accompanying notes to financial statements

                             PARTY CITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

      The financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for the three months ended March 31, 1998, and March 31, 1997 have been made. Certain financial information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

      The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

Note 2 - Acquisition of Franchise Stores

      On February 28, 1997, the Company acquired six franchise stores. Four of the stores acquired were owned by Steven Mandell, the Company's Chairman and CEO. Such stores had aggregate sales of approximately $9.1 million in 1996 and were acquired for an aggregate purchase price of $5.2 million. The remaining two stores were owned by Perry Kaplan, a former executive officer and Director of the Company. Such stores had aggregate sales of approximately $3.7 million and were acquired for an aggregate purchase price of $1.3 million.

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

      On August 27, 1997, the Company acquired two franchise stores in the Chicago market and on September 12, 1997 the Company acquired two franchise stores in Virginia. The aggregate purchase price of these transactions was approximately $3.9 million, subject to adjustments for actual inventories and trade payables. Three of the four stores were open all of 1996 and averaged $1.8 million in sales, with the remaining store open less than a year.

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

      On March 27, 1998, the Company acquired one franchise store in the Miami, Florida market. The purchase price of this transaction was $.3 million, subject to certain adjustments for actual inventories and trade payables. Sales for this store in 1997 were $1.5 million.

      The acquisitions have been accounted for under the purchase accounting method. The results of operations of the acquired stores are included in the financial statements since the acquisition dates. Goodwill of $14,702,086 recorded in connection with the acquisitions is being amortized on a straight-line basis over 15 years.

      Assuming the stores were acquired on January 1, 1997, the proforma results would have been as follows:

                                                      Three Months Ended
                                                 March 31,         March 31,
                                                   1998              1997
                                                ------------------------------
Total Revenue                                   $40,925,442       $22,508,053
Net loss                                         (1,263,573)         (168,701)
Basic loss per share                                  (0.10)            (0.02)
Diluted loss per share                                (0.10)            (0.02)

      The proforma results are not necessarily indicative of the results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future.

Note 3 - New Credit Facility

      On April 24, 1998, the Company refinanced and replaced its existing loan facility with a $60,000,000 committed revolving line of credit facility maturing April 24, 2001. Advances under this credit facility bear interest, at the Company's option, at the agent bank's base rate (the higher of the bank's prime rate or the federal funds rate plus 1/2% per annum) or LIBOR plus the applicable margin, which shall be tiered between 0.75% per annum and 1.75% per annum, based on the Company's fixed charge coverage ratio (EBITR to fixed charges) measured on a quarterly basis. The credit facility also required the Company to maintain an interest rate hedge equal to a minimum of 25% of the outstanding amount of the credit facility. The Company paid to the agent bank an underwriting fee of $450,000 at closing. The credit facility also required the Company to pay a commitment fee which shall be between .175% and .35% of the average unused portion of the credit facility, based on the Company's fixed charge coverage ratio, and an agent's fee of $15,000 per annum (increased by $5,000 per annum for each additional bank which becomes a lender in the bank syndicate). The credit facility is secured by substantially all of the assets of the Company. The credit facility also provides various covenants including, among others, restrictions on capital expenditures and acquisition expenditures, the maintenance of a defined minimum tangible net worth, a minimum net worth and/or maximum debt to net worth ratio, fixed charge coverage ratio, leverage ratio and liquidity ratio.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Company-owned Stores

      Net sales from Company-owned stores were $38,650,739 for the three months ended March 31, 1998 compared to $12,628,763 for the three months ended March 31, 1997. The 1998 results include 51 additional stores which opened during the last three quarters of 1997, plus 12 additional stores which opened during the first quarter of 1998 and 19 additional stores which were acquired during the last 12 months. The 1997 amount represents sales from 48 stores. Stores open in the first quarter 1997 had a 10.9% same store sales increase for the first quarter 1998. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the three months ended March 31, 1998 was $10,102,604 compared to $3,246,270 for the three months ended March 31, 1997. The increase in 1998 was due to increased sales volume. Gross margin was 26.1% and 25.7% for the three months ended March 31, 1998 and 1997, respectively.

      Store operating and selling expenses were $10,752,158 for the three months ended March 31, 1998 compared to $3,513,804 in the comparable 1997 period. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during the first quarter of 1998. Store operating and selling expenses were 27.8% for both periods. Pre-opening expenses incurred during the first quarter of 1998 and 1997 were approximately $402,000 and $213,000, respectively. Company-owned stores had a loss of $649,555 for the three months ended March 31, 1998, compared to a loss of $267,534 for the comparable 1997 period. This is partially due to the pre-opening costs expensed in 1998 as well as losses sustained in the new stores opened during 1997 and the first quarter of 1998. Sales during a store's first calendar quarter do not typically cover such store's expense structure until a store has reached a certain level of maturity, which typically occurs in the store's second year of operation. First calendar quarter losses for the Company are expected to continue until the Company has a larger base of mature stores.

Franchise Operations

      Franchise revenue is composed of the initial franchise fees which are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Franchise fees, recognized on two store openings were $42,500 for the three months ended March 31, 1998 as compared to $90,000 for the three stores opened during the three months ended March 31, 1997. Royalty fees increased 6.8% to $2,021,127 in the three months ended March 31, 1998 from $1,893,262 in the three months ended March 31, 1997. The increase in royalty fees is primarily attributable to franchise same store sales increases for the three months ended March 31, 1998 of 9.7%, offset in part by a decrease in the total number of franchise stores due to acquisitions.

      Expenses directly related to franchise revenue increased $56,969 to $941,296 for the three months ended March 31, 1998 from $884,327 for the three months ended March 31, 1997. As a percentage of franchise revenue, franchise expenses were 45.6% and 44.6% for the quarters ended March 31, 1998 and 1997, respectively.

      Franchise profit contribution increased to $1,122,331 for the three months ended March 31, 1998 from $1,098,935 for the three months ended March 31, 1997. The 2.1% increase in franchise profit contribution is primarily due to the increase in royalty fees attributable to increases in existing franchise store sales as discussed above.

General and Administrative

      General and administrative expenses increased to $2,371,217 from $1,432,630 or 65.5% in the first quarter 1998 from the first quarter 1997. The increase is primarily attributable to an increase in payroll and related benefits of approximately $609,000, increased travel of approximately $175,000 and increased occupancy costs of approximately $94,000 as a result of establishing the necessary organizational infrastructure to allow the Company to build the Company-owned store base. As a percentage of revenue, general and administrative expenses were 5.8% and 9.8% for the three months ended March 31, 1998 and 1997, respectively. This decrease as a percentage of revenue resulted from the Company's ability to leverage such expenses across a substantially larger base of revenues.

Net Loss

      For the first quarter 1998, the Company reported a net loss of $1,270,973 and a net loss per basic and diluted share of $0.10 as compared to a net loss of $288,282 and a net loss per basic and diluted share of $0.03 for the first quarter 1997.

Liquidity and Capital Resources

      Cash used in operating activities for the three months ended March 31, 1998 was $18,499,829, compared to $2,616,271 for the comparable 1997 period. The increase in cash used in operating activities was primarily attributable to a net loss of $1,270,973, increases in merchandise inventory of $8,037,052 and prepaid expenses and other current assets of $1,982,001 and a reduction in income taxes payable of $3,080,082, accounts payable of $3,590,381 and accrued expenses of $1,752,486, partially offset by depreciation and amortization of $1,285,516, as well as other net changes in operating assets and liabilities.

      Cash used in investing activities during the first quarter of 1998 was $4,398,456 compared to $6,631,760 in the first quarter of 1997. The decrease in cash used in investing activities was primarily attributable to the acquisition of one franchise store in the first quarter of 1998 as compared to six stores in the first quarter of 1997, offset by an increase in the current quarter of property and equipment additions necessary to support the growth in Company-owned stores.

      Cash provided by the financing activities was $20,128,370 during the first quarter of 1998. This amount is primarily attributable to $19,850,000 of borrowings on the credit facility and $358,028 of proceeds from the exercise of employee stock options granted under the Company's Amended and Restated 1994 Stock Option Plan.

      On June 16, 1997, the Company amended its existing $5,000,000 loan facility to increase such facility to a $20,000,000 committed revolving line of credit maturing on June 30, 2000. Advances under the line bear interest, at the Company's option, at 1/2 of 1% below the bank's prime rate (8.5% as of March 31, 1998) or LIBOR plus 1.25% (which margin for the LIBOR option is subject to reduction to .75% or increase to 1.75% based on the Company's ratio of total liabilities to tangible net worth). The loan facility required a one-time facility fee of $50,000 and a quarterly commitment fee equal to .125% of the average unused portion of the line and is secured by substantially all of the assets of the Company. The loan facility also provides various covenants including, among others, restrictions on capital expenditures, the maintenance of a defined minimum tangible net worth, interest coverage ratio, total liabilities to tangible net worth ratio and current ratio. The Company classifies the revolving credit facility as long term, as it does not intend to repay the long-term portion for at lease one year. The terms of the loan facility were amended further on March 10, 1998 to temporarily increase the facility to $25,000,000 until April 30, 1998.

      On April 24, 1998, the Company refinanced and replaced its existing loan facility with a $60,000,000 committed revolving line of credit facility maturing April 24, 2001. Advances under this credit facility bear interest, at the Company's option, at the agent bank's base rate (the higher of the bank's prime rate or the federal funds rate plus 1/2% per annum) or LIBOR plus the applicable margin, which shall be tiered between 0.75% per annum and 1.75% per annum, based on the Company's fixed charge coverage ratio (EBITR to fixed charges) measured on a quarterly basis. The credit facility requires the Company to maintain an interest rate hedge equal to a minimum of 25% of the outstanding amount of the credit facility. The Company paid to the agent bank an underwriting fee of $450,000 at closing. The credit facility also required the Company to pay a commitment fee which shall be between .175% and .35% of the average unused portion o the credit facility, based on the Company's fixed charge coverage ratio, and an agent's fee of $15,000 per annum (increased by $5,000 per annum for each additional bank which becomes a lender in the bank syndicate). This credit facility is secured by substantially all of the assets of the Company. The credit facility also provides various covenants including, among others, restrictions on capital expenditures and acquisition expenditures, the maintenance of a defined minimum tangible net worth, a minimum net worth and/or maximum debt to net worth ratio, fixed charge coverage ratio, leverage ratio and liquidity ratio.

                            PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      During the three months ended March 31, 1998, the Company issued options to purchase 142,500 shares of Common Stock to various employees of the Company. Such options were issued based upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

65. Item 6. Exhibits and Reports on Form 8-K

      (a) The exhibits required to be filed as part of this report on Form 10-Q are listed in the attached Exhibit Index.

      (b) No exhibits and reports on Form 8-K have been filed during the quarter for which this report has been filed.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


                                    PARTY CITY CORPORATION

                                    By /s/ STEVEN MANDELL
                                       ------------------------------------
                                       (Steven Mandell)
                                       President & Chief Executive Officer



                                    By /s/ DAVID LAUBER
                                       ------------------------------------
                                       (David Lauber)
                                       Chief Financial &
                                       Principal Accounting Officer


Date:  May 12, 1998

                                 EXHIBIT INDEX

Exhibit No.         Description                                      Page
-----------         -----------                                      ----

10.1 $60,000,000 Revolving Credit Facility by and among Party City Corporation, PNC Bank, National Association, as lender and agent, and a number of Banks party thereto dated as of April 24, 1998 (the "Credit Facility").

10.2 Security Agreement dated April 24, 1998 by and between Party City Corporation and PNC Bank,
                    National Association, as secured party and agent, for a number of Banks.

10.3 Patents, Trademark and Copyright Assignment Agreement, dated as of April 24, 1998 by and between Party City Corporation, and PNC Bank, National Association, as secured party and as agent, for a number of Banks.

10.4 Stock Pledge Agreement, dated April 24, 1998 by and among Party City Corporation and PNC Bank, National Association, as secured party and as agent, for a number of Banks.

10.5 Form of Revolving Credit Note to the Credit Facility by and among Party City Corporation, PNC Bank, as lender and agent, and a number of Banks party thereto dated April 24, 1998.

27.1                Financial Data Schedule