Form 10-Q
period 1998-06-30
PARTY CITY CORP
filed 1998-08-14
CIK 1005972

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------

         FOR THE QUARTERLY PERIOD ENDED              COMMISSION FILE NUMBER
                 JUNE 30, 1998                              0-27826

                                -----------------

                             PARTY CITY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                          22--3033692
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

         400 COMMONS WAY                                          07866
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

                               Yes __X__ No: ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of August 10, 1998, there were outstanding 12,436,910 shares of Common Stock, $.01 par value.

                             PARTY CITY CORPORATION
                                      INDEX

                                                                      Page No.

Part I    Financial Information

          Item 1.  Financial Statements:

          Balance Sheets - June 30, 1998 (Unaudited)
            and December 31, 1997                                        3

          Statements of Operations (Unaudited) - For the
            Three Months Ended June 30, 1998 and 1997
             and the Six Months Ended June 30, 1998 and 1997             4

          Statements of Cash Flows (Unaudited) - For the
            Six Months Ended June 30, 1998 and 1997                      5

          Notes to Financial Statements                                 6-8

          Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                              9-12

Part II   Other Information

          Item 2.  Changes in Securities                                13

          Item 4.  Submission of Matters to a Vote of
            Security Holders                                            13

          Item 6.  Exhibits and Reports on Form 8-K                     13

          Exhibit Index                                                 15

                          PARTY CITY CORPORATION
                              BALANCE SHEETS


                                                                              JUNE 30,        DECEMBER 31,
                                                                                1998              1997
                                                                             (UNAUDITED)           *
                                                                             -----------------------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                 $   5,089,212    $    3,234,526
 Restricted assets for advertising fund                                          450,616           289,894
 Receivables from franchises:
  Royalty fees (net of allowance for doubtful accounts of $44,132
   at June 30, 1998 and $38,688 at December 31, 1997)                          1,225,082         1,069,079
  Other                                                                          503,993           385,723
 Merchandise Inventory                                                        51,718,674        39,041,254
 Prepaid income taxes                                                            269,913               -
 Deferred income taxes - current                                                 382,416           382,416
 Prepaid expenses and other current assets                                     9,973,150         5,712,644
                                                                           -------------    --------------
          TOTAL CURRENT ASSETS                                                69,613,056        50,115,536

Property and equipment - net                                                  32,656,529        24,198,840
Deferred income taxes                                                            571,802           571,802
Goodwill, net of amortization                                                 15,095,464        14,129,906
Other assets                                                                   1,231,560           598,450
                                                                           -------------    --------------
          TOTAL ASSETS                                                     $ 119,168,411    $   89,614,534
                                                                           =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable - trade                                                  $  22,811,809    $   24,927,362
 Accrued expenses                                                              4,814,910         6,994,362
 Advertising fund                                                                450,616           289,894
 Income taxes payable                                                                -           3,080,082
 Current portion - long-term debt                                                318,635           318,635
 Deferred revenue                                                                411,706           575,116
                                                                           -------------    --------------
          TOTAL CURRENT LIABILITIES                                           28,807,676        36,185,451
                                                                           -------------    --------------

LONG-TERM LIABILITIES:
 Long-term debt - net of current portion                                      40,182,458         4,291,775
 Deferred rent                                                                 4,011,508         2,985,886
 Other long-term liabilities                                                      63,650           368,371
                                                                           -------------    --------------
          TOTAL LONG-TERM LIABILITIES                                         44,257,616         7,646,032
                                                                           -------------    --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common Stock, $ .01 par value: authorized shares-25,000,000 at June 30, 1998 and December 31, 1997; shares issued and
  outstanding-12,434,810 at June 30, 1998 and 12,300,095
  at December 31, 1997                                                           124,349           123,001
 Additional paid-in capital                                                   32,794,544        32,246,406
 Retained earnings                                                            13,184,226        13,413,644
                                                                           -------------    --------------
          TOTAL STOCKHOLDERS' EQUITY                                          46,103,119        45,783,051
                                                                           -------------    --------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 119,168,411    $   89,614,534
                                                                           =============    ==============


* Derived from the audited financial statements.


                See accompanying notes to financial statements.

                             PARTY CITY CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                       (UNAUDITED)                          (UNAUDITED)
                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                -----------------------------------------------------------------
                                                                  JUNE 30,       JUNE 30,            JUNE 30,          JUNE 30,
                                                                    1998           1997                1998              1997
                                                                -----------------------------------------------------------------
      REVENUES:
        Net sales                                               $54,067,276    $20,021,947       $   92,718,015    $   32,650,710
        Royalty fees                                              2,358,201      2,305,512            4,379,328         4,198,774
        Franchise fees                                              132,500        127,500              175,000           217,500
                                                                -----------    -----------       --------------    --------------
            TOTAL REVENUES                                       56,557,977     22,454,959           97,272,343        37,066,984

      EXPENSES:

        Cost of goods sold and occupancy costs                   36,697,637     13,755,624           65,245,772        23,138,117
        Company-owned stores operating and selling expense       13,359,120      4,921,307           24,111,278         8,435,111
        Franchise expense                                           861,960        910,347            1,803,256         1,794,674
        General and administrative expense                        3,243,332      1,494,318            5,614,549         2,926,948
                                                                -----------    -----------       --------------    --------------
            TOTAL EXPENSES                                       54,162,049     21,081,596           96,774,855        36,294,850
                                                                -----------    -----------       --------------    --------------
            INCOME BEFORE INTEREST AND INCOME TAXES               2,395,928      1,373,363              497,488           772,134

        Interest (expense)/income, net                             (671,273)       120,280             (873,606)          241,527
                                                                -----------    -----------       --------------    --------------
      INCOME/(LOSS) BEFORE INCOME TAXES                           1,724,655      1,493,643             (376,118)        1,013,661

      Income Taxes/(Benefit)                                        683,100        596,500             (146,700)          404,800
                                                                -----------    -----------       --------------    --------------
      NET INCOME/(LOSS)                                         $ 1,041,555    $   897,143       $     (229,418)   $      608,861
                                                                ===========    ===========       ==============    ==============
      Basic earnings/(loss) per share                           $      0.08    $      0.07       $        (0.02)   $         0.05
                                                                ===========    ===========       ==============    ==============
      Weighted average shares outstanding - basic                12,424,886     11,986,451           12,375,817        11,225,702
                                                                ===========    ===========       ==============    ==============
      Diluted earnings/(loss) per share                         $      0.08    $      0.07       $        (0.02)   $         0.05
                                                                ===========    ===========       ==============    ==============
      Weighted average shares outstanding - diluted              12,882,175     12,157,823           12,375,817        11,406,832
                                                                ===========    ===========       ==============    ==============


                See accompanying notes to financial statements.

                             PARTY CITY CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                      (UNAUDITED)
                                                                    SIX MONTHS ENDED
                                                               --------------------------
                                                                 JUNE 30,       JUNE 30,
                                                                   1998           1997
                                                               --------------------------
Cash Flow from Operating Activities:

Net (loss)/income                                              $  (229,418)   $   608,861
Adjustments to reconcile net (loss)/income to net cash
  used in operating activities:
    Depreciation and amortization                                2,729,913        839,996
    Deferred rent                                                1,024,372        505,698

  Changes in assets and liabilities:
     Royalty fees receivable                                      (156,003)       191,454
     Other receivables                                            (118,270)      (230,437)
     Merchandise inventory                                     (11,997,420)    (7,361,331)
     Prepaid income taxes                                         (269,913)      (247,838)
     Prepaid expenses and other current assets                  (4,260,506)    (1,643,094)
     Other assets                                                 (633,657)    (1,113,011)
     Accounts payable                                           (2,115,553)     2,447,424
     Accrued expenses                                           (2,179,452)     2,366,518
     Income taxes payable                                       (3,080,082)    (1,904,562)
     Due to affiliates                                                 -           35,815
     Deferred revenue                                             (468,131)      (126,474)
     Long-term liabilities                                             -          151,103
                                                               -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                          (21,754,120)    (5,479,878)
                                                               -----------    -----------

Cash Flow from Investment Activities:
  Purchases of property and equipment                          (10,597,761)    (5,433,356)
  Acquisition of franchise stores                               (2,233,602)    (4,604,903)
                                                               -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                          (12,831,363)   (10,038,259)
                                                               -----------    -----------

Cash Flow from Financing Activities:
  Net proceeds from sale of stock                                      -       14,177,490
  Proceeds from exercise of stock options                          549,486         58,336
  Net proceeds from long-term debt                              35,890,683            -
                                                               -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       36,440,169     14,235,826
                                                               -----------    -----------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS             1,854,686     (1,282,311)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   3,234,526     14,949,714
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 5,089,212    $13,667,403
                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income Taxes Paid                                              $ 3,207,212    $ 2,557,257

Interest Paid                                                  $   469,456    $    24,926


                See accompanying notes to financial statements.

                             PARTY CITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1998 and 1997 have been made. Certain financial information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

         The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

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

         On August 27, 1997, the Company acquired two franchise stores in the Chicago market and on September 12, 1997 the Company acquired two franchise stores in Virginia. The aggregate purchase price of these transactions was approximately $3.9 million, subject to adjustments for actual inventories and trade payables. Three of the four stores were open all of 1996 and averaged $1.8 million in sales with the remaining store open less than a year.

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

         On June 28, 1998, the Company acquired three franchise stores in the Memphis, Tennessee market. The purchase price of this transaction was $1.8 million subject to post closing adjustments. The stores were open for all of 1997 and averaged $1.5 million in sales.

         The acquisitions have been accounted for under the purchase accounting method. The results of operations of the acquired stores are included in the financial statements since the acquisition dates. Goodwill of $16,019,901 recorded in connection with the acquisitions is being amortized on a straight-line basis over 15 years.

         Assuming the stores were acquired on January 1, 1997, the proforma results would have been as follows:

                                                                         SIX MONTHS ENDED
                                                              -------------------------------------
                                                                JUNE 30,                 JUNE 30,
                                                                 1998                      1997
                                                              -------------------------------------
                                                              (in thousands, except per share data)
Total Revenue                                                 $94,696                    $50,205
Net Income/(loss)                                                 (72)                     1,394
Earnings/(loss) per basic share                                 (0.01)                      0.12
Earnings/(loss) per diluted share                               (0.01)                      0.12

         The proforma results are not necessarily indicative of the results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future.

NOTE 3 - NEW CREDIT FACILITY

         On April 24, 1998, the Company refinanced and replaced its existing loan facility with a $60,000,000 committed revolving line of credit facility maturing April 24, 2001. Advances under this credit facility bear interest, at the Company's option, at the agent bank's base rate (the higher of the bank's prime rate or the federal funds rate plus 1/2% per annum) or LIBOR plus the applicable margin, which shall be tiered between 0.75% per annum and 1.75% per annum, based on the Company's fixed charge coverage ratio (earnings before interest, taxes and rent ("EBITR") to fixed charges) measured on a quarterly basis. The credit facility also required the Company to maintain an interest rate hedge equal to a minimum of 25% of the outstanding amount of the credit facility. The Company paid to the agent bank an underwriting fee of $450,000 at closing. The credit facility also required the Company to pay a commitment fee which shall be between .175% and .35% of the average unused portion of the credit facility, based on the Company's fixed charge coverage ratio, and an agent's fee of $15,000 per annum (increased by $5,000 per annum for each additional bank which becomes a lender in the bank syndicate). The credit facility is secured by substantially all of the assets of the Company. The credit facility also provides various covenants including, among others, restrictions on capital expenditures and acquisition expenditures, the maintenance of a defined minimum tangible net worth, a minimum net worth and/or maximum debt to net worth ratio, fixed charge coverage ratio, leverage ratio and liquidity ratio.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         On April 23, 1998, the Company entered into interest rate swap agreements for an aggregate notional amount of $20,000,000 to manage its interest rate risk. Under these interest rate swaps, the Company receives interest at a three month LIBOR, reset quarterly, and pays interest at the weighted average fixed rate of 6.14%. Interest payments and receipts commenced July 1, 1998 and occur quarterly. The swap agreements have terms of one year. The Company does not hold or issue financial instruments for trading purposes.

         The Company is exposed to credit-related losses in the event of nonperformance by counterparties to swap agreements, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings. The fair value of interest rate swaps at June 30, 1998, is approximately $86,793 and reflects the estimated amount that the Company would pay to terminate the contracts at such date. The fair value information has been obtained from dealer quotations.

         The carrying amounts of all other financial instruments reported in the accompanying consolidated balance sheets approximate their fair value. Considerable judgment is required in interpreting certain market data to develop estimated fair values for certain financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt the statement for the first quarter of the fiscal year ending December 31, 2000. SFAS No. 133, establishes accounting and reporting standards for derivative instruments for hedging activities. Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of hedging derivatives and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The Company has not yet determined the impact that the adoption of this Statement will have on its financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS JUNE 30, 1998 COMPARED TO THREE MONTHS JUNE 30, 1997

Company-owned Stores

         Net sales from Company-owned stores were $54,067,276 for the three months ended June 30, 1998 compared to $20,021,947 for the three months ended June 30, 1997. The 1998 results include 42 additional stores which opened during the last two quarters of 1997 plus 12 additional stores which opened during the first quarter of 1998, one additional store which was acquired during the first quarter of 1998, 15 additional stores which opened during the second quarter of 1998 and three additional stores which were acquired during the second quarter of 1998. The 1997 amount represents sales from 57 stores, including nine stores which opened during the second quarter of 1997. Stores open in the second quarter 1997 had a 11.1% same store sales increase for the second quarter 1998. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the three months ended June 30, 1998 was $17,369,638 compared to $6,266,323 for the three months ended June 30, 1997. The increase in 1997 was due to increased sales volume. Gross profit as a percentage of sales was 32.1% and 31.3% for the three months ended June 30, 1998 and 1997, respectively.

         Store operating and selling expenses were $13,359,120 for the three months ended June 30, 1998 compared to $4,921,307 in the comparable 1997 period. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during the second quarter of 1998. Store operating and selling expenses were 24.7% and 24.6% of sales for the three months ended June 30, 1998 and 1997, respectively. Pre-opening expenses for company-owned stores for the 1998 second quarter were $533,000 compared to $340,000 in the second quarter of 1997. The increase is due to the increased number of stores opened during the second quarter of 1998 compared to the second quarter of 1997. Company-owned stores recorded a profit contribution of $4,010,519 for the three months ended June 30, 1998, compared to a profit contribution of $1,345,016 for the comparable 1997 period. The increase is due to the increased number of stores as well as the greater profitability of older stores.

Franchise Operations

         Franchise revenue is composed of the initial franchise fees which are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Franchise fees for the three months ended June 30, 1997 were $132,500 as compared to $127,500 for the same period in 1996. In both periods franchise fees represents five store openings as no franchise fee was recognized on the Dallas market store opened during the second quarter of 1997 as this store was acquired and became a corporate store during the third quarter of 1997. Royalty fees increased to $2,358,201 in the three months ended June 30, 1998 from $2,305,512 in the three months ended June 30, 1997. The increase in royalty fees is attributable to franchise same store sales increases for the three months ended June 30, 1998 of 7.6%, offset by the decrease in the number of franchise stores as a result of the acquisition of franchise stores by the Company.

         Expenses directly related to franchise revenue decreased $48,387 to $861,960 for the three months ended June 30, 1998 from $910,347 for the three months ended June 30, 1997. As a percentage of franchise revenue, franchise expenses were 34.6% and 37.4% for the quarters ended June 30, 1998 and 1997, respectively. This percentage decrease is primarily attributable to the Company's ability to leverage such expenses across a substantially larger base of franchise revenues.

         Franchise profit contribution increased 7.0% to $1,628,741 for the three months ended June 30, 1998 from $1,522,665 for the three months ended June 30, 1997. The increase in franchise profit contribution is due to the increase in royalty fees attributable to increases in existing franchise store sales and the leveraging of franchise expenses as discussed above.

General and Administrative

         General and administrative expenses increased to $3,243,331 from $1,494,318, or 117.0% in the second quarter 1998 from the second quarter 1997. The increase is primarily attributable to an increase in payroll and related benefits, professional and legal fees, recruitment of new employees and increased travel and occupancy costs as a result of establishing the necessary organizational infrastructure to allow the Company to build the Company-owned store base. As a percentage of revenue, general and administrative expenses were 5.7% and 6.7% for the three months ended June 30, 1998 and 1997, respectively. This decrease as a percentage of revenue resulted from the Company's ability to leverage such expenses across a substantially larger base of revenues.

Net Income

         For the second quarter 1998, the Company reported net income of $1,041,555 and earnings per basic and diluted share of $0.08 as compared to net income of $897,143 and earnings per basic and diluted share of $0.07 for the second quarter 1997.

SIX MONTHS JUNE 30, 1998 COMPARED TO SIX MONTHS JUNE 30, 1997

Company-owned Stores

         Net sales from Company-owned stores increased to $92,718,014 in the six months ended June 30, 1998 from $32,650,710 in the six months ended June 30, 1997. The 1998 results include 117 stores that were open at the beginning of the period plus 27 stores opened during the period (of which eight were opened in June) and four stores acquired during the period (of which three were acquired in June). The 1997 amount represents sales from 36 stores that were open at the beginning of the period (of which eight were open in June) and six stores acquired during the period. Same store sales for the six months ended June 30, 1998 increased 11.1% over the same six month period last year. Gross profit for the six months ended June 30, 1998 was $27,472,242 compared to $9,512,593 for the comparable period in 1997. The increase in 1997 was due to increased sales volume. Gross profit as a percentage of sales was 29.6% and 29.1% for the six months ended June 30, 1998 and 1997, respectively.

         Store operating and selling expenses were $24,111,278 for the six months ended June 30, 1998 compared to $8,435,111 in the comparable 1997 period. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during the first six months of 1998. Store operating expenses were 26.0% and 25.8% of sales for the six months ended June 30, 1998 and 1997, respectively. Pre-opening expenses for Company-owned stores for the first and second quarters of 1998 were $935,000 compared to $553,000 for the same period last year. The increase is due to the increased number of stores opened during the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Company-owned stores' profit contribution was $3,360,964 for the six months ended June 30, 1998 compared to a profit contribution of $1,077,482 for the comparable 1997 period. The increase is due to the increased number of stores as well as greater profitability of older stores.

Franchise Operations

         Franchise fees, recognized on seven store openings during the six months ended June 30, 1998 were $175,000 compared to $217,500 during the same period in 1997, which represents eight store openings. Royalty fees increased to $4,379,328 in the six months ended June 30, 1998 from $4,198,774 in the six months ended June 30, 1997. The increase in royalty fees is attributable to franchise same store sales increases for the six months ended June 30, 1998 of 9.7%, offset by the decrease in the number of franchise stores from 167 as of June 30, 1997 to 160 as of June 30, 1998 as a result of the acquisition of franchise stores by the Company.

         Expenses directly related to franchise revenue increased to $1,803,256 for the six months ended June 30, 1998 from $1,794,674 for the six months ended June 30, 1997. Franchise expenses as a percentage of franchise revenue was 39.6% and 40.6% for the six months ended June 30, 1998 and 1997, respectively.

         Franchise profit contribution was $2,751,072 for the six months ended June 30, 1998 compared to $2,621,600 for the six months ended June 30, 1997. The increase in franchise contribution is due to the increase in royalty fees, a decrease in franchise expenses, offset in part by a decrease in franchise fees, as discussed above.

General and Administrative

         General and administrative expenses increased to $5,614,548 from $2,926,948 or 91.8% in the first six months 1998 from the same period in 1997. The increase is primarily attributable to an increase in payroll and related benefits, professional and legal fees, recruitment and moving of new employees and increased travel as a result of establishing the necessary organizational infrastructure to allow the Company to build the Company-owned store base. As a percentage of revenue, general and administrative expenses were 5.8% and 7.9% for the six months ended June 30, 1998 and 1997, respectively.

Net Income

         For the first six months of 1998, the Company reported a net loss of $229,418 and a loss per basic and diluted share of $0.02 as compared to net income of $608,861 and earnings per basic and diluted share of $0.05 for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1998, cash used in operating activities was $21,754,120, compared to cash used in operating activities of $5,479,878 for the comparable 1997 period. The increase in cash used in operating activities was primarily attributable to increases in merchandise inventory of $11,997,420 and prepaid expenses and other current assets of $4,260,506 and a reduction in accounts payable of $2,115,553, accrued expenses of $2,179,452 and income taxes payable of $3,080,082, partially offset by depreciation and amortization of $2,729,913 as well as other net changes in operating assets and liabilities.

         Cash used in investing activities for the six months ended June 30, 1998 was $12,831,363 compared to $10,038,259 in the same period of 1997. The increase in cash used in investing activities was primarily attributable to property and equipment additions necessary to support the growth in Company-owned stores in the amount of $10,597,761 and $2,233,602 for the acquisition of franchise stores by the Company.

         Cash provided by financing activities was $36,440,169 for the six months ended June 30, 1998 compared to $14,235,826 in the same period of 1997. This amount is primarily attributable to $36,050,000 of borrowings on the credit facility and proceeds of $549,486 from the exercise of employee stock options granted under the Company's Amended and Restated 1994 Stock Option Plan.

         On April 24, 1998, the Company entered into a new Revolving Credit Facility with its bank to refinance and replace its existing $20,000,000 loan facility with a $60,000,000 committed revolving line of credit facility maturing three years after the closing date. Advances under this credit facility bear interest, at the Company's option, at the agent bank's base rate (the higher of the bank's prime rate or the federal funds rate plus 1/2% per annum) or LIBOR plus the applicable margin, which shall be tiered between 0.75% per annum and 1.75% per annum, based on the Company's fixed charge coverage ratio (earnings before interest, taxes and rent to fixed charges) measured on a quarterly basis. The Revolving Credit Facility requires the Company to maintain an interest rate hedge equal to a minimum of 25% of the outstanding amount of the credit facility. The Company paid to the agent bank an underwriting fee of $450,000 at closing. The Revolving Credit Facility also requires the Company to pay a commitment fee which shall be between .175% and .35% of the average unused portion of the credit facility, based on the fixed charge coverage ratio, and an agent's fee of $15,000 per annum (increased by $5,000 per annum for each additional bank which becomes a lender in the bank syndicate). The Revolving Credit Facility is secured by substantially all of the assets of the Company. The Revolving Credit Facility also provides various covenants including, among others, restrictions on capital expenditures and acquisition expenditures, the maintenance of a defined minimum tangible net worth, a minimum net worth and/or maximum debt to net worth ratio, fixed charge coverage ratio, leverage ratio and liquidity ratio.

YEAR 2000 RISK

         The Company is implementing a Year 2000 program to ensure that the Company's computer systems and applications will function properly beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be successfully completed on a timely basis. There can, however, be no assurance that this will be the case. The Company does not expect to incur significant expenditures to address this issue. The ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. There can be no assurance that the failure of the Company or such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         During the three months ended June 30, 1998, the Company issued options to purchase 93,500 shares of common stock to various employees, officers and directors, of the Company. Such options were issued based upon an exemption from registration under Section 4 (2) of the Securities Act of 1993, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 1998 Annual Meeting of Shareholders was held on Monday, June 22, 1998 for the following purposes:

         1. To elect six directors to the Company's Board of Directors to hold office until the 1999 Annual Meeting of Shareholders ("Proposal 1");

         2. To adopt the amendment to the Company's Amended and Restated 1994 Stock Option Plan to increase the number of shares available under the Plan ("Proposal 2"); and

         3. To ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 1998 ("Proposal 3").

         The voting as to each Proposal was as follows:

                  Proposal 1

         Name                               For                        Withheld
         ----                               ---                        --------
         Steven Mandell                     11,547,487                 23,358
         David E. Lauber                    11,547,487                 23,358
         John J. Oberdorf                   11,547,487                 23,358
         Raymond Hemmig                     11,547,487                 23,358
         Duayne Weinger                     11,547,487                 23,358
         Jack Futterman                     11,547,487                 23,358

                  Proposal 2

         For               Against          Abstain           Broker Non-Votes
         ---               -------          -------           ----------------
         7,491,407         2,003,628        15,897            2,063,913

                  Proposal 3

         For               Against          Abstain
         ---               -------          -------
         11,567,707        1,928            4,210

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

                                        PARTY CITY CORPORATION

                                        By /s/ STEVEN MANDELL
                                           -----------------------------------
                                           (Steven Mandell)
                                            Chairman & Chief Executive Officer


                                        By /s/ DAVID LAUBER
                                           -----------------------------------
                                           (David Lauber)
                                           Chief Financial &
                                           Principal Accounting Officer

Date:  August 10, 1998

                                  EXHIBIT INDEX

EXHIBIT

NUMBER            DESCRIPTION

 27.1             Financial Data Schedule