Form 10-Q
period 1998-09-30
PARTY CITY CORP
filed 1998-11-16
CIK 1005972

 ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------

      FOR THE QUARTERLY PERIOD ENDED            COMMISSION FILE NUMBER
               SEPTEMBER 30, 1998                     0-27826

                              -----------------

                             PARTY CITY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                    22--3033692
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

            400 COMMONS WAY                                  07866
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

      As of November 12, 1998, there were outstanding 12,448,863 shares of Common Stock, $.01 par value.

                             PARTY CITY CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I      Financial Information

            Item 1.  Financial Statements:

            Balance Sheets - September 30, 1998 (Unaudited)
              and December 31, 1997                                          3

            Statements of Operations (Unaudited) - For the
              Three Months Ended September 30, 1998 and 1997
              and the Nine Months Ended September 30, 1998 and 1997          4

            Statements of Cash Flows (Unaudited) - For the
              Nine Months Ended September 30, 1998 and 1997                  5

            Notes to Financial Statements                                   6-8

            Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                                9-12

Part II     Other Information

            Item 2.  Changes in Securities                                  13

            Item 6.  Exhibits and Reports on Form 8-K                       13

            Exhibit Index                                                   15

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

                             PARTY CITY CORPORATION
                                 BALANCE SHEETS

                                                                         --------------------------------
                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                             1998               1997
                                                                         (UNAUDITED)              *
                                                                         ------------        ------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                               $    563,464        $  3,234,526
 Restricted assets for advertising fund                                       155,932             289,894
 Receivables from franchises:
  Royalty fees (net of allowance for doubtful accounts of $47,514
   at September 30, 1998 and $38,688 at December 31, 1997)                  1,120,861           1,069,079
 Other                                                                        953,340             385,723
 Merchandise Inventory                                                     86,755,114          39,041,254
 Prepaid income taxes                                                       1,874,777                  --
 Deferred income taxes - current                                              382,416             382,416
 Prepaid expenses and other current assets                                  9,566,678           5,712,644
                                                                         ------------        ------------

          TOTAL CURRENT ASSETS                                            101,372,582          50,115,536

Property and equipment - net                                               47,891,113          24,198,840
Deferred income taxes                                                         571,802             571,802
Goodwill, net of amortization                                              18,287,711          14,129,906
Other assets                                                                1,303,735             598,450
                                                                         ------------        ------------

          TOTAL ASSETS                                                   $169,426,943        $ 89,614,534
                                                                         ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable - trade                                                $ 54,305,949        $ 24,927,362
 Accrued expenses                                                           9,986,406           6,994,362
 Advertising fund                                                             155,932             289,894
 Income taxes payable                                                              --           3,080,082
 Current portion - long term debt                                             318,635             318,635
 Deferred revenue                                                             501,408             575,116
                                                                         ------------        ------------

          TOTAL CURRENT LIABILITIES                                        65,268,330          36,185,451
                                                                         ------------        ------------

LONG TERM LIABILITIES:
 Long-term debt - net of current portion                                   55,202,799           4,291,775
 Deferred rent                                                              4,865,863           2,985,886
 Other long term liabilities                                                   27,500             368,371
                                                                         ------------        ------------

          TOTAL LONG TERM LIABILITIES                                      60,096,162           7,646,032
                                                                         ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common Stock, $ .01 par value: authorized shares-25,000,000 at September 30, 1998 and December 31, 1997; shares issued and outstanding-12,445,660 at September 30, 1998 and 12,300,095
  at December 31, 1997                                                        124,457             123,001
 Additional paid-in capital                                                32,914,658          32,246,406
 Retained earnings                                                         11,023,336          13,413,644
                                                                         ------------        ------------

          TOTAL STOCKHOLDERS' EQUITY                                       44,062,451          45,783,051
                                                                         ------------        ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $169,426,943        $ 89,614,534
                                                                         ============        ============


* Derived from the audited financial statements.


                See accompanying notes to financial statements.

                             PARTY CITY CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                 (UNAUDITED)                                (UNAUDITED)
                                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                          ---------------------------------       ---------------------------------
                                                          SEPTEMBER 30,        SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                              1998                1997                1998                1997
                                                          -------------       -------------       -------------       -------------
REVENUES:
  Net sales                                               $  56,005,770       $  25,701,615       $ 148,723,785       $  58,352,325
  Royalty fees                                                2,008,494           2,141,943           6,387,822           6,340,717
  Franchise fees                                                360,000             172,500             535,000             390,000
                                                          -------------       -------------       -------------       -------------

      TOTAL REVENUES                                         58,374,264          28,016,058         155,646,607          65,083,042

EXPENSES:

  Cost of goods sold and occupancy costs                     39,512,330          18,152,377         104,758,102          41,290,494
  Company-owned stores operating and selling expense         17,034,065           7,875,490          41,145,343          16,310,601
  Franchise expense                                           1,060,457             925,867           2,863,713           2,720,541
  General and administrative expense                          3,194,857           1,495,017           8,809,406           4,421,965
                                                          -------------       -------------       -------------       -------------

      TOTAL EXPENSES                                         60,801,709          28,448,751         157,576,564          64,743,601
                                                          -------------       -------------       -------------       -------------

      (LOSS)/INCOME BEFORE INTEREST AND INCOME TAXES         (2,427,445)           (432,693)         (1,929,957)            339,441

  Interest (expense)/income, net                             (1,147,345)             26,549          (2,020,951)            268,076
                                                          -------------       -------------       -------------       -------------

(LOSS)/INCOME BEFORE INCOME TAXES                            (3,574,790)           (406,144)         (3,950,908)            607,517

Income Taxes (Benefit)/Expense                               (1,413,900)           (162,100)         (1,560,600)            242,700
                                                          -------------       -------------       -------------       -------------
NET (LOSS)/INCOME                                           $(2,160,890)          $(244,044)        $(2,390,308)           $364,817
                                                          =============       =============       =============       =============

Basic (loss)/earnings per share                                  $(0.17)             $(0.02)             $(0.19)              $0.03
                                                          =============       =============       =============       =============

Weighted average shares outstanding - basic                  12,440,570          12,267,135          12,397,483          11,535,910
                                                          =============       =============       =============       =============

Diluted (loss)/earnings per share                                $(0.17)             $(0.02)             $(0.19)              $0.03
                                                          =============       =============       =============       =============

Weighted average shares outstanding - diluted                12,440,570          12,267,135          12,397,483          11,771,350
                                                          =============       =============       =============       =============


                See accompanying notes to financial statements.

                             PARTY CITY CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                        (UNAUDITED)
                                                                      NINE MONTHS ENDED
                                                              ---------------------------------
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                                  1998                 1997
                                                              ------------         ------------

Cash Flow from Operating Activities:

Net (loss)/income                                             $ (2,390,308)        $    364,817
Adjustments to reconcile net (loss)/income to net cash
  used in operating activities:
    Depreciation and amortization                                4,637,008            1,648,317
    Deferred rent                                                1,878,102            3,944,010

  Changes in assets and liabilities:
     Royalty fees receivable                                       (51,782)              23,394
     Other receivables                                            (567,617)            (279,649)
     Merchandise inventory                                     (45,783,860)         (33,187,040)
     Prepaid income taxes                                       (1,874,777)            (734,584)
     Prepaid expenses and other current assets                  (3,854,034)          (3,234,320)
     Other assets                                                 (706,105)            (580,422)
     Accounts payable                                           29,378,587           19,907,274
     Accrued expenses                                            2,992,044            6,459,528
     Income taxes payable                                       (3,080,082)          (1,023,536)
     Due to affiliates                                                  --               35,815
     Deferred revenue                                             (414,579)             (77,450)
     Long-term liabilities                                              --             (268,850)

                                                              ------------         ------------
NET CASH USED IN OPERATING ACTIVITIES                          (19,837,403)          (7,002,696)
                                                              ------------         ------------

Cash Flow from Investment Activities:
  Purchases of property and equipment                          (27,230,254)         (15,614,967)
  Acquisition of franchise stores                               (7,184,137)         (15,546,398)

                                                              ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES                          (34,414,391)         (31,161,365)
                                                              ------------         ------------

Cash Flow from Financing Activities:
  Net proceeds from sale of stock                                       --           14,184,346
  Proceeds from exercise of stock options                          669,708              103,306
  Net proceeds from long-term debt                              50,911,024           13,040,069

                                                              ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       51,580,732           27,327,721
                                                              ------------         ------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS            (2,671,062)         (10,836,340)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   3,234,526           14,949,714
                                                              ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $    563,464         $  4,113,374
                                                              ============         ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income Taxes Paid                                             $  3,400,349         $  2,881,902

Interest Paid                                                 $  1,462,758         $    115,405


                See accompanying notes to financial statements.

                             PARTY CITY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1998 and 1997 have been made. Certain financial information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

      The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

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

      On September 2, 1997, the Company acquired eleven franchise stores in the Dallas/Fort Worth market. The purchase price of the transaction was approximately $8.3 million, subject to an adjustment for actual inventories and trade payables at the time of closing. The acquisition agreement provides that Party City has acquired the rights for any future development in the Dallas/Fort Worth market. Seven of the eleven stores were open for all of 1996 and averaged $1.8 million in sales, with the remaining four stores open less than a year.

      On March 27, 1998, the Company acquired one franchise store in the Miami, Florida market. The purchase price of this transaction was $.3 million, subject to certain adjustments for actual inventories and trade payables. Sales for this store in 1997 were $1.5 million.

      On June 28, 1998, the Company acquired three franchise stores in the Memphis, Tennessee market. The purchase price of this transaction was approximately $1.8 million subject to post closing adjustments. The stores were open for all of 1997 and averaged $1.5 million in sales.

      On August 31, 1998, the Company acquired four franchise stores in the Chicago market. The purchase price of this transaction was approximately $3.6 million subject to post closing adjustments. Three of the four stores were open for all of 1997 and averaged $2.1 million in sales with the remaining store open less than a year.

      On September 23, 1998, the Company acquired one franchise store in the Sugarland, Texas market. The purchase price of this transaction was approximately $.5 million subject to post closing adjustments. The store was open all of 1997 and sales for the store were $1.7 million.

      The acquisitions have been accounted for under the purchase accounting method. The results of operations of the acquired stores are included in the financial statements since the acquisition dates. Goodwill of $19,521,686 recorded in connection with the acquisitions is being amortized on a straight-line basis over 15 years.

      Assuming the stores were acquired on January 1, 1997, the proforma results would have been as follows:

                                                       Nine Months Ended
                                                       -----------------
                                              September 30,         September 30,
                                                  1998                   1997
                                             ------------------------------------
                                             (in thousands, except per share data)
Total Revenue                                $   162,805             $    91,232
Net (Loss)/Income                                 (2,237)                  1,032
(Loss)/Earnings per basic share                  $ (0.18)                 $ 0.09
(Loss)/Earnings per diluted share                $ (0.18)                 $ 0.09

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt the statement for the first quarter of the fiscal year ending December 31, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments for hedging activities. Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of hedging derivatives and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The Company has not yet determined the impact that the adoption of this Statement will have on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS SEPTEMBER 30, 1997

Company-owned Stores

      Net sales from Company-owned stores were $56,005,770 for the three months ended September 30, 1998 compared to $25,701,615 for the three months ended September 30, 1997. The 1998 results include 13 additional stores which opened during the last quarter of 1997 plus 27 additional stores which opened during the first two quarters of 1998, 40 additional stores which opened during the third quarter of 1998 and 9 additional stores which were acquired during 1998. The 1997 amount represents sales from 104 stores, including 29 stores which opened during the third quarter of 1997. Stores open in the third quarter 1997 had a 9.2% same store sales increase for the third quarter 1998. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the three months ended September 30, 1998 was $16,493,440 compared to $7,549,238 for the three months ended September 30, 1997. The increase in 1998 was due to increased sales volume. Gross margin was 29.4% for both the three months ended September 30, 1998 and 1997.

      Store operating and selling expenses were $17,034,065 for the three months ended September 30, 1998 compared to $7,875,490 in the comparable 1997 period. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during the third quarter of 1998. Store operating and selling expenses were 30.4% and 30.6% of net sales for the three months ended September 30, 1998 and 1997, respectively. Pre-opening expenses in the third quarter were $1,371,000 relating to 40 company-owned stores opened in the third quarter and an additional 9 opened in early October compared to pre-opening expenses of $1,006,000 incurred in last year's third quarter. Company-owned stores recorded a loss of $540,625 for the three months ended September 30, 1998, compared to a loss of $326,252 for the comparable 1997 period. The increased loss was partially attributable to the increase in pre-opening expenses offset by the greater profitability of older stores.

Franchise Operations

      Franchise revenue is composed of the initial franchise fees which are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Franchise fees, recognized on 12 store openings were $360,000 for the three months ended September 30, 1998 as compared to $172,500 for the same period in 1997, which represents 6 store openings. Royalty fees decreased 6.2% to $2,008,494 in the three months ended September 30, 1998 from $2,141,943 in the three months ended September 30, 1997 due to acquisition of 18 franchise stores during the third quarter of 1997 and the 9 franchise stores acquired in 1998 partially offset by higher royalties received from existing franchise stores as well as new franchise stores opened in 1998. Stores open in the third quarter of 1997 had a same store sales increase of 1.8%.

      Expenses directly related to franchise revenue increased $134,590 to $1,060,457 for the three months ended September 30, 1998 from $925,867 for the three months ended September 30, 1997. As a percentage of franchise revenue, franchise expenses were 44.8% and 40.0% for the quarters ended September 30, 1998 and 1997, respectively.

      Franchise profit contribution decreased slightly to $1,308,037 for the three months ended September 30, 1998 from $1,388,576 for the three months ended September 30, 1997. The decrease in franchise profit contribution is due to higher expenses offset in part by higher revenues as discussed above.

General and Administrative

      General and administrative expenses increased to $3,194,857 from $1,495,017, or 113.7% in the third quarter 1998 from the third quarter 1997. The increase is primarily attributable to an increase in payroll and related benefits and increased travel and occupancy costs as a result of establishing the necessary organizational infrastructure to allow the Company to build the Company-owned store base. As a percentage of revenue, general and administrative expenses were 5.5% and 5.3% for the three months ended September 30, 1998 and 1997, respectively.

Interest (Expense)/Income

      Interest expense was $1,147,345 for the three months ended September 30, 1998 compared to interest income of $26,549 in the comparable 1997 period. The increased expense is primarily attributable to the Company's use of its line of credit to fund its continued investment in opening new stores and acquiring existing franchise stores.

Net Income/(Loss)

      For the third quarter 1998, the Company reported net loss of $2,160,890 or $0.17 per basic and diluted share as compared to net loss of $244,044 or $0.02 per basic and diluted share for the third quarter 1997.

NINE MONTHS SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS SEPTEMBER 30, 1997

Company-owned Stores

      Net sales from Company-owned stores increased to $148,723,785 in the nine months ended September 30, 1998 from $58,352,325 in the nine months ended September 30, 1997. Same store sales for the nine months ended September 30, 1998 increased 10.2% over the same nine month period last year. Gross profit for the nine months ended September 30, 1998 was $43,965,683 compared to $17,067,831 for the comparable period in 1997. The increase in 1998 was due to increased sales volume. Gross margin was 29.6% and 29.2% for the nine months ended September 30, 1998 and 1997, respectively.

      Store operating and selling expenses were $41,145,343 for the nine months ended September 30, 1998 compared to $16,310,601 in the comparable 1997 period. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during the first nine months of 1998. Store operating expenses were 27.7% and 28.0% of net sales for the nine months ended September 30, 1998 and 1997, respectively. Pre-opening expenses for company-owned stores for the first three quarters of 1998 were $2,306,000 compared to $1,559,000 for the same period last year. The increase is due to the increased number of stores opened during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Company-owned stores' profit contribution was $2,820,340 for the nine months ended September 30, 1998 compared to a profit contribution of $751,230 for the comparable 1997 period. The increase is due to the increased number of stores as well as the greater profitability of older stores.

Franchise Operations

      Franchise fees, recognized on 19 store openings during the nine months ended September 30, 1998 were $535,000 compared to $390,000 during the same period in 1997, which represents 15 store openings. Royalty fees increased to $6,387,822 in the nine months ended September 30, 1998 from $6,340,717 in the nine months ended September 30, 1997. The increase in royalty fees is attributable to franchise same store sales increases for the nine months ended September 30, 1998 of 6.1% offset in part by lower royalties received as a result of the acquisition of 24 franchise stores in 1997 and 9 franchise stores in 1998.

      Expenses directly related to franchise revenue increased to $2,863,713 for the nine months ended September 30, 1998 from $2,720,541 for the nine months ended September 30, 1997. Franchise expenses as a percentage of franchise revenue was 41.4% and 40.4% for the nine months ended September 30, 1998 and 1997, respectively.

      Franchise profit contribution was $4,059,109 for the nine months ended September 30, 1998 compared to $4,010,176 for the nine months ended September 30, 1997.

General and Administrative

      General and administrative expenses increased to $8,809,406 from $4,421,965 or 99.2% the first nine months 1998 from the same period in 1997. The increase is primarily attributable to an increase in payroll and related benefits, professional and legal fees, recruitment and travel as a result of establishing the necessary organizational infrastructure to allow the Company to build the Company-owned store base. As a percentage of revenue, general and administrative expenses were 5.7% and 6.8% for the nine months ended September 30, 1998 and 1997, respectively. The decrease as a percentage of revenue resulted from the Company's ability to leverage such expenses across a substantially larger base of revenues.

Interest (Expense)/Income

      Interest expense was $2,020,951 for the nine months ended September 30, 1998 compared to interest income of $268,076 in the comparable 1997 period. The increased expense is primarily attributable to the Company's use of its line of credit to fund its continued investment in opening new stores and acquiring existing franchise stores.

Net Income/(Loss)

      For the first nine months of 1998, the Company reported net loss of $2,390,308 and a loss per basic and diluted share of $0.19 as compared to net income of $364,817 and earnings per basic and diluted share of $0.03 for the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine months ended September 30, 1998, cash used in operating activities was $19,837,403, compared to cash used by operating activities of $7,002,696 for the comparable 1997 period. The increase in cash used in operating activities was primarily attributable to increases in merchandise inventory of $45,783,860 and prepaid expenses and other current assets of $3,854,034, a reduction in income taxes payable of $3,080,082 and net loss of $2,390,308, partially offset by depreciation and amortization of $4,637,008, deferred rent of $1,878,102, increases in accounts payable of $29,378,587 and accrued expenses of $2,992,044 as well as other net changes in operating assets and liabilities.

      Cash used in investing activities for the nine months ended September 30, 1998 was $34,414,391 compared to $31,161,365 in the same period of 1997. The increase in cash used in investing activities was primarily attributable to property and equipment additions necessary to support the growth in Company-owned stores in the amount of $11,615,287 offset by a decrease of $8,362,261 for acquisitions.

      Cash provided by financing activities was $51,580,732 for the nine months ended September 30, 1998 compared to $27,327,721 in the same period of 1997. This amount is primarily attributable to the increase in borrowings of $50,911,024 on the credit facility and proceeds of $669,708 from the exercise of employee stock options granted under the Company's Amended and Restated 1994 Stock Option Plan.

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

YEAR 2000 COMPLIANCE

      The Company has prepared a plan and is implementing a Year 2000 date conversion program to ensure that the Company's information technology ("IT") and non-IT systems and applications will function properly beyond the year 1999. The Company believes it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be successfully completed by June 30, 1999. The company does not expect to incur significant expenditures to address this issue. The Company is in the process of contacting third parties with whom the Company transacts business to assess their Year 2000 readiness. There can be no assurance that those third parties would be impaired by their own Year 2000 issues and its impact on the Company. Given that the Company expects to be Year 2000 compliant by June 30, 1999, the Company has not prepared a contingency plan and does not currently believe that a contingency plan is necessary. The costs of assessing compliance are expected to be minimal. Although the Company believes it is adequately addressing its Year 2000 issues, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could adversely affect the Company's results of operations, liquidity and financial condition.

                            PART II OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

      During the three months ended September 30, 1998, the Company issued options to purchase 124,000 shares of common stock to various employees, officers and directors of the Company. Such options were issued based upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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


                                    PARTY CITY CORPORATION

                                    By /s/ Steven Mandell
                                       ----------------------------------------
                                           (Steven Mandell)
                                           President & Chief Executive Officer

                                    By /s/ David E. Lauber
                                       ----------------------------------------
                                           (David E. Lauber)
                                           Chief Financial &
                                           Principal Accounting Officer


Date:  November 16, 1998

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION                         PAGE
------            -----------                         ----
  27              Financial Data Schedule