Form 10-K
period 1999-07-03
PARTY CITY CORP
filed 1999-10-01
CIK 1005972

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
              FOR THE PERIOD FROM JANUARY 1, 1998 TO JULY 3, 1999

                         COMMISSION FILE NUMBER 0-27826

                             PARTY CITY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      22-3033692
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

        400 COMMONS WAY, ROCKAWAY, NJ                              07866
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (973) 983-0888
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                    NONE                                           NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of voting stock held by non-affiliates of the Registrant on September 29, 1999, based on the closing sale price on such date, was approximately $19,800,000.

     The number of outstanding shares of the Registrant's common stock, $0.01 par value, as of September 29, 1999 was 12,455,538.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Party City Corporation (the "Company") is incorporated in the State of Delaware and operates retail party goods stores within the continental United States and sells franchises on an individual store and area franchise basis throughout the United States, Puerto Rico, Spain, Portugal and Canada. As of July 3, 1999, the Company had 215 Company-owned stores and 178 franchise stores in its network.

RECENT DEVELOPMENTS

  Audited Consolidated Financial Statements

     The Company was unable to issue audited financial statements for the year ended December 31, 1998 and timely file its 1998 Annual Report on Form 10-K with the Securities and Exchange Commission ("SEC") primarily because of difficulties associated with taking the year-end physical inventories and the related reconciliation process. The Company has taken a complete physical inventory as of July 3, 1999 and prepared consolidated financial statements for the eighteen-month period from January 1, 1998 to July 3, 1999. As a result of the failure to file the Form 10-K by March 31, 1999 the Company was in default of Nasdaq's continued listing requirements. Trading in the Company's Common stock was halted on May 6, 1999, and the Company was delisted on July 20, 1999.

     Effective July 3, 1999, the Company changed its fiscal year end for financial reporting from December 31 to the Saturday nearest to June 30. The Company continues to use December 31 as its tax year end. The change to a 52-53 week calendar was made to facilitate comparable store sales computations. The term "Fiscal Year" refers to the 52-53 weeks ending the Saturday nearest June 30, unless otherwise noted.

     Financing Agreements

     On April 24, 1998, the Company refinanced and replaced its then existing $20 million loan facility with a $60 million secured revolving line of credit agreement with a group of banks maturing April 24, 2001 (as amended, the "Credit Agreement"). Advances under the Credit Agreement originally bore interest, at the Company's option, at the agent bank's base rate (the higher of the bank's prime rate or the federal funds rate plus 1/2% per annum) or LIBOR plus an applicable margin.

     The Company's failure to issue its consolidated financial statements on a timely basis is a default under the Credit Agreement. In addition to this default, the Company did not meet certain of its financial covenants, including those relating to minimum levels of profitability, net worth, liquidity, fixed charge coverage and others. Consequently, the Company's debt was subject to acceleration and is classified as a current liability in the consolidated balance sheet at July 3, 1999. Amounts due to the lenders under the Credit Agreement are secured by all the assets of the Company. Additionally, the Credit Agreement restricts the payment of dividends.

     In August 1999, the Company completed a comprehensive refinancing that included entering into agreements with its existing bank lenders under the Credit Agreement (the "Banks"), a new group of investors (the "Investors") and its trade vendors. The Banks and the Company entered into a Standstill and Forbearance Agreement (the "Bank Forbearance Agreement"). Under the Bank Forbearance Agreement, the Banks have agreed not to exercise rights and remedies based upon any existing defaults until June 30, 2000 unless a further event of default occurs. The Company has agreed to reduce its outstanding bank borrowings from the $58.6 million outstanding at July 3, 1999, to $15 million by October 30, 1999, to increase the interest rate on its bank debt to 2% over the bank's prime interest rate, and to pay a forbearance fee of $580,000. Company management intends to refinance its outstanding indebtedness to the Banks with an asset-based lending arrangement. There is no assurance such a lending arrangement can be obtained. The $15 million anticipated to be outstanding at October 30, 1999 is due June 30, 2000 unless the Bank Forbearance Agreement is extended or amended.

     On August 17, 1999, the Company received $30 million in financing from the "Investors". The Investors purchased senior secured notes and warrants pursuant to separate securities purchase agreements (the "Securities Purchase Agreements") each dated as of August 16, 1999. Under these Securities Purchase Agreements, the Company issued (i) $10 million of its 12.5% Secured Notes due 2003 (the "A Notes"); (ii) $5 million of its 13.0% Secured Notes due 2003 (the "B Notes"); (iii) $5 million of its 13.0% Secured Notes due 2002 (the "C Notes"); (iv) $10 million of its 14.0% Secured Notes due 2004 (the "D Notes", and together with the A Notes, the B Notes and the C Notes, the "Notes"); and
(v) warrants (the "Warrants") to purchase 6,880,000 shares of the Company's common stock at an initial exercise price of $3.00 per share. Up to $15 million of the Notes is secured by a first lien that is pari passu with the liens under the Credit Agreement under certain circumstances and all of the Notes are secured by a second lien on all of the Company's assets. The Company issued the Warrants in connection with the sale of the C Notes and the D Notes. The Warrants may be exercised at any time before the close of business on August 16, 2006. The shares of Common Stock reserved for issuance under the Warrants represent approximately 35% of the shares of Common Stock outstanding assuming the exercise of the Warrants.

     The Company also entered into an Investor Rights Agreement (the "Investor Rights Agreement") with the Investors and Jack Futterman. In this agreement, the Company granted registration rights with respect to shares of Common Stock owned by the Investors. The Company has agreed to nominate two individuals, designated by the Investors, to its Board of Directors. Under the Investor Rights Agreement, the Investors agree that they will not, without the prior written consent of the Board of Directors, (i) acquire or agree to acquire, publicly offer or make any public proposal with respect to the possible acquisition of
(a) beneficial ownership of any securities of the Company, (b) any substantial part of the Company's assets, or (c) any rights or options to acquire any of the foregoing from any person; (ii) make or in any way participate in any "solicitation" of "proxies" (as such terms are defined in the rules of the Securities Exchange Act of 1934, as amended) to vote, or seek to advise or influence any person with respect to the voting of any voting securities of the Company; or (iii) make any public announcement with respect to any transaction between the Company or any of its securities holders and the Investors, including without limitation, any tender or exchange offer, merger or other business combination of a material portion of the assets of the Company. These standstill provisions terminate if the Company's consolidated earnings before interest, taxes, depreciation and amortization and exclusive of special charges, as defined in the Investor Rights Agreement, do not meet specified targets.

     Party City's trade vendors representing approximately $36.4 million of trade debt have also entered into an agreement with the Company. Pursuant to a Vendor Standstill and Forbearance Agreement ("Vendor Forbearance Agreement"), these trade vendors agreed to forbear from taking any action against Party City until January 15, 2000, unless an event of default occurs. The trade vendors have received promissory notes from Party City representing one-third of their unpaid claims as of May 1, 1999 (the "Trade Notes"). The Trade Notes bear interest at a rate of 10% per year and mature on November 15, 1999. Interest on the Trade Notes is due on January 15, 2000, unless the borrowings under the Credit Agreement are refinanced before then. On January 15, 2000, Company management believes it will resume normal credit terms with substantially all of its vendors. Upon such event, management believes the remaining two-thirds of the unpaid claims as of May 1, 1999 will be satisfied through individual arrangements with its vendors. However, there can be no assurance that the Company will successfully conclude these arrangements. Separately, certain seasonal trade vendors have agreed to extend certain credit to Party City for 30% of purchases for the Halloween, Thanksgiving and end of year holiday seasons. Vendors that have agreed to extend credit will receive a shared lien that is pari passu with the liens of the Credit Agreement on the Company's inventory for the amount of the credit extended.

     Also, in connection with these transactions, one outside director of the Company resigned and two representatives of the Investors joined the Board of Directors. One of these directors (who was a temporary appointee) is being replaced.

     The proceeds from the sale of the Notes has been used as follows (in thousands):

Purchase of seasonal inventory..............................  $20,000
Payment of amounts under the Credit Agreement...............    4,000
Transactions fees...........................................      450
Working capital.............................................    5,550
                                                              -------
          Total proceeds....................................  $30,000
                                                              -------

     The Company's unaudited pro forma consolidated balance sheet as of July 3, 1999, after giving effect to the transactions described above is as follows (in thousands):

                                                    JULY 3,      PRO FORMA      PRO FORMA
                                                      1999      ADJUSTMENTS    JULY 3, 1999
                                                    --------    -----------    ------------
                                                                (UNAUDITED)    (UNAUDITED)
                      ASSETS
Cash and cash equivalents.........................  $ 11,470     $ 25,550        $ 37,020
Merchandise inventory.............................    47,016           --          47,016
Other current assets..............................    29,615           --          29,615
                                                    --------     --------        --------
  Total current assets............................    88,101       25,550         113,651
Property and equipment............................    50,557           --          50,557
Goodwill, net.....................................    18,483           --          18,483
Other assets......................................       906          450           1,356
                                                    --------     --------        --------
          Total Assets............................  $158,047     $ 26,000        $184,047
                                                    ========     ========        ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable -- trade.......................  $ 45,114     $(12,133)       $ 32,981
  Trade Notes.....................................        --       12,133          12,133
  Accrued expenses................................    10,145           --          10,145
  Credit Agreement................................    58,550       (4,000)         54,550
  Other current liabilities.......................       986           --             986
                                                    --------     --------        --------
          Total current liabilities...............   114,795       (4,000)        110,795
Long-term Liabilities:
  Senior Secured Notes............................        --       28,200          28,200
  Other long-term liabilities.....................     7,318           --           7,318
Stockholders' equity..............................    35,934        1,800          37,734
                                                    --------     --------        --------
          Total liabilities and stockholders
            equity................................  $158,047     $ 26,000        $184,047
                                                    ========     ========        ========

  Sales of Company-Owned Stores

     In order to meet the cash flow requirements of the Halloween seasonal purchase of inventory and to meet the requirements of the Bank Forbearance Agreement, the Company began a program to identify stores for sale to existing franchisees to generate working capital. Eighteen stores with a net book value of approximately $9,150,000 were sold to franchisees, of which seventeen stores with a net book value of approximately $8,750,000 were sold subsequent to July 3, 1999. In connection with the sales, normal franchise fees were waived for negotiated periods up to five years. The total proceeds from the sales of these stores are approximately $9,883,000, of which $9,683,000 was received subsequent to July 3, 1999. The net proceeds from the sale of stores is required under the Bank Forbearance Agreement to be used to pay down the outstanding borrowings under the Credit Agreement.

GENERAL

     The Company is a specialty retailer of party supplies through its network of discount stores. At September 20, 1999, the Company owned and operated 198 Company-owned stores in the United States and its franchisees operated an additional 204 stores in the United States, Puerto Rico, Canada, Portugal and Spain. The Company, based in Rockaway, New Jersey, believes it is one of the largest party supplies specialty chains. The Company authorized the first franchise store in 1989 and opened its first Company-owned store in January 1994.

     The Company operates and franchises party supplies stores that generally range in size from 8,000 square feet to 12,000 square feet. These stores offer a broad selection of merchandise (brand name as well as private label) for a wide variety of celebratory occasions, including birthday parties, weddings, and baby showers as well as seasonal events such as Halloween, Christmas, New Year's Eve, Graduation, Easter, Valentine's Day, Thanksgiving, St. Patrick's Day, the Super Bowl and the Fourth of July. Party City seeks to offer customers a "one-stop" party store that provides a wide selection of merchandise at everyday low prices. A key element of delivering customer satisfaction is stocking inventory in sufficient quantities to satisfy customer needs for parties of virtually all sizes and types.

INDUSTRY OVERVIEW

     The retail party supplies business has traditionally been a fragmented one, with consumers purchasing party-related products from single owner-operated party supplies stores and designated departments in drug stores, general mass merchandisers, supermarkets, and department stores of local, regional and national chains. According to industry sources, the market for party and special occasion merchandise, comprised of party supplies, greeting cards, gift wrap and related items is estimated at $11.5 billion in sales in 1998.

     The Company believes that the increasing breadth of party supplies merchandise produced by manufacturers over the past few years has been a driving factor in the marketplace's acceptance of the party supplies store concept. Further, the Company believes that the significant revenues experienced by its Company-owned and franchise stores in the calendar year fourth quarter can be attributed, to a large extent, to the growth in the number of persons celebrating Halloween and the increased demand for costumes and party supplies utilized in such celebrations. The Company has noted the marketplace's acceptance of other types of superstores and mega-retailers in various categories such as food, home furnishings and pet supplies, among others. The success of such superstores and mega-retailers in other industries has prompted the Company to expand its product lines to include a wider breadth of merchandise in order to make its stores attractive destination shopping locations for party supplies. In addition, Company management believes that the increased breadth of related and integrated merchandise available to customers in superstores and mega-retailers influences consumers to increase the number of purchases in a given trip to a retailer. As such, the Company believes that the broad selection, and relatively low price points, of merchandise offered by its stores often stimulates customers to purchase additional items on impulse.

BUSINESS STRATEGY

     The Company's objective is to maintain its position as a leading category-dominant national chain of party supplies stores. The Company believes that it has transformed the party supplies business by introducing increased product and marketing focus and greater mass merchandising sophistication. In order to maintain continued store growth, Company management is continuing to invest in its human resources and management information systems to further improve the infrastructure necessary to manage continued growth. Key components of the Company's strategy are:

     Offer the Broadest Selection of Merchandise in an Exciting Shopping Environment. The Company tries to provide party-planners and party-goers with convenient one-stop shopping for party supplies and offers what it believes is one of the most extensive selections of party supplies. A typical Party City store contains approximately 20,000 SKUs. Within its many product categories, Party City offers a wide variety of patterns, colors and styles. The Company has been expanding the range of items which it offers in order to create consumer loyalty and generate repeat business by striving to maintain a new and exciting product selection. Further, the Company believes that its broad selection of merchandise and relatively low price points often stimulates consumers to purchase additional party supplies on impulse.

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

     Maintain Everyday Low Pricing. The Company uses the buying power of its 402 Company-owned and franchise stores network to attempt to obtain volume discounts from its vendors on most products, allowing the stores to offer a broad line of high quality merchandise at competitive prices. The Company reinforces customers' expectations of savings by prominently displaying signs announcing its everyday low prices. The Company also maintains a lowest price guaranty policy, to which it suggests its franchisees adhere. This policy guarantees that Party City will meet and discount the advertised prices of a competitor's products. The Company believes that this policy has helped foster the Company's image of offering consumers exceptional value for their money.

     Provide Excellent Customer Service. The Company views the quality of its customers' shopping experience as critical to its continued success. The Company is committed to making shopping in its stores an enjoyable experience through the employment of friendly, knowledgeable and energetic sales associates who provide customers with personalized shopping assistance. At Halloween, the most important selling season for the Company, each store increases significantly the number of sales associates to ensure prompt service. Sales associates assist customers in selecting or finding a certain item, which provides the sales associates with a cross-selling opportunity to suggest accessories or other complementary products. The Company believes that the compensation of its store managers and other personnel is competitive and enables the Company to attract and retain well-qualified, motivated employees who are committed to providing excellent customer service.

     Human Resources. During the first six months of calendar 1999, Company management has made human resources one of its key components of the Company's long-term growth strategy. During calendar 1999, the Company hired several individuals in key management positions and reassigned other members of management to effectively define its strategic objectives and target significant goals for the upcoming fiscal year. While the number of corporate personnel was decreased in 1999, key additions to the finance and management information systems groups were made.

EXPANSION PLANS

     The Company's long-term goal regarding expansion is to increase its market share in existing markets and penetrate new markets with a goal of maintaining a leading position as a category-dominant retailer of party supplies merchandise. During Fiscal 2000, the Company intends to focus its efforts to create the necessary management infrastructure and control environment to support continued growth. Over the next few years, the Company intends to balance growth between Company-owned stores and opening franchise stores to meet its growth objectives.

STORE LOCATIONS

     As of September 20, 1999, there were 402 Party City stores open in the United States, Canada, Puerto Rico, Portugal and Spain. Of these, 198 were Company-owned and 204 were operated by the Company's independent franchisees. The following table shows the growth in the Company's network of stores.

                                            YEAR ENDED DECEMBER 31,                SIX MONTHS        JULY 4, 1999
                                  --------------------------------------------       ENDED                TO
                                  1993    1994    1995    1996    1997    1998    JULY 3, 1999    SEPTEMBER 20, 1999
                                  ----    ----    ----    ----    ----    ----    ------------    ------------------
COMPANY-OWNED:
  Stores open at beginning of
    period......................   --      --       7      16      36     117         207                215
  Stores opened.................   --       7       9      20      57      81           9                 --
  Stores closed.................   --      --      --      --      --      --          --                 --
  Stores acquired from
    franchisees.................   --      --      --      --      24       9          --                 --
  Stores sold to franchisees....   --      --      --      --      --      --          (1)               (17)
                                   --     ---     ---     ---     ---     ---         ---                ---
  Stores open at end of
    period......................   --       7      16      36     117     207         215                198
FRANCHISE:
  Stores open at beginning of
    period......................   32      58      99     132     164     158         167                178
  Stores opened.................   26      42      35      32      19      19          11                  9
  Stores closed.................   --      (1)     (2)     --      (1)     (1)         (1)                --
  Stores purchased by the
    Company.....................   --      --      --      --     (24)     (9)         --                 --
  Stores sold by the Company....   --      --      --      --      --      --           1                 17
                                   --     ---     ---     ---     ---     ---         ---                ---
  Stores open at end of
    period......................   58      99     132     164     158     167         178                204
                                   --     ---     ---     ---     ---     ---         ---                ---
TOTAL COMPANY AND FRANCHISE
  STORES........................   58     106     148     200     275     374         393                402

     The Company typically seeks sites for new stores that are stand-alone buildings or that are located in a strip or power shopping center near high traffic routes. The Company seeks to lease sites rather than own the real estate. Often the site may be a shopping center under construction or renovation and may be available for occupancy typically in a period ranging from three months to one year. The Company's site selection criteria include, but are not limited to: population density and/or demographics; traffic count; complementary retailers; store-front visibility and presence; competition; lease rates; and accessible parking. In addition, the Company carefully considers the presence of existing, and the potential for future, competition in the market when selecting a site. The Company believes there is an extensive number of suitable locations available for future sites.

MERCHANDISING

     Store Layout.

     Party City stores are designed to give the shopper a feeling of excitement and create a festive atmosphere. The Company's goal is for the customer to be pleasantly surprised by his or her shopping experience. The Company's strategy to achieve this goal is to maintain an in-stock position of a wide selection of party supplies. Party City stores range in size from 6,750 to 15,876 square feet with a typical store size between 8,000 and 12,000 square feet. The stores are divided into various sections of different categories of party supplies, displayed to emphasize the everyday low prices and breadth of merchandise available. The floor plan is designed to impress the customer with the breadth of selection in each product category.

     Product Categories.

     The typical Party City store offers a broad selection of merchandise consisting of over 20,000 SKUs divided into the following categories:

    Halloween. As a key component of its sales strategy, Party City stores provide an extensive selection of costumes for Halloween through its "Halloween Costume Warehouse" department. The stores also carry a broad array of decorations and accessories for the Halloween season. The Halloween merchandise is prominently displayed to provide an exciting and fun shopping experience for customers. The Company, because of the buying power of the Party City network, is often able to obtain supplies of some of the most sought after Halloween-related merchandise. The stores display Halloween-related merchandise throughout the year to position the Company as the customer's Halloween shopping resource. The Company believes that the importance of Halloween, among both young children and adults, is growing significantly.

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

    Balloons. The Company maintains a balloon department, which carries a vast selection of basic and decorative latex balloons in various sizes, qualities, colors and package sizes. The balloon department also carries Mylar balloons in numerous sizes, shapes and designs relating to birthday, seasonal, anniversary and other themes.

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

    Bridal/Wedding/Anniversary. This product category includes personalized invitations, tableware, balloons, favors, place setting cards, confetti, honeycomb bells and personalized ribbons. Personalized invitation books containing numerous samples of customizable event invitations are carried from the leading invitation stationers at discounted prices.

    Candy. The candy product category includes novelty and packaged candy sold to enhance children's parties or to be used as pinata fillers. Candy is sold both in individual units and in bulk packaging for customers' convenience.

    Catering Supplies. Party City stores offer a broad selection of catering supplies that consists of trays, platters, foil, bowls, warming racks and fuel.

    Gift Wrap. This product category includes wide assortments of gift bags, bows, tissue paper, ribbons, printed bags and gift wrap.

    Greeting Cards. This product category includes greeting cards from quality national card vendors at discount prices.

    General. The Company carries a range of other products, including tableware, table covers, cutlery, crepe paper, cups and tumblers. Party City stores carry private label items, as well as brand name merchandise.

    Party Favors. The Company maintains a party favors department that includes a broad selection of packaged and bulk favors appealing to different age groups. The assortment includes different product lines varying in price points designed to offer customers a variety of purchasing options.

     Product Selection, Purchasing and Suppliers.

     The Company's management continuously reviews new and existing product selections to provide the widest, most current assortment of party supplies. In pursuit of this goal, management attends various industry trade shows including the National Annual Halloween Trade Show in Rosemont, Illinois and the Toy Fair in New York. In an effort to keep abreast of new and popular merchandise, management views presentations given specifically for the Company by its major vendors. The Company utilizes its inventory tracking system to give the purchasing staff constant feedback on customers' preferences.

     The Company relies on its suppliers for the purchase of its merchandise. The Company had two suppliers who in the aggregate constituted approximately 21% of the Company's purchases for the eighteen-month period ended July 3, 1999. The loss of either of these suppliers would adversely affect the Company's operations. The Company considers numerous factors in supplier selection, including price, credit terms, product offerings and quality. The Company negotiates pricing with suppliers on behalf of all stores in the system (both Company-owned and franchise) and believes that such buying power enables it to not only receive the most favorable pricing terms, but, as importantly, to more readily obtain high demand merchandise, especially popular Halloween costumes.

     In order to maintain consistency throughout its store network, the Company has established an approved list of items that are permitted to be sold in Party City stores. Franchise stores must adhere to these guidelines according to the terms of their franchise agreements. The Company establishes a standard store merchandise layout and presentation format to be followed by Company-owned and franchise stores. Any layout or format changes developed by the Company are communicated to the managers of stores on a periodic basis. All of the merchandise purchased by stores is shipped directly from suppliers to the stores.

STORE OPERATIONS

     Each Party City store is typically managed by a general manager and two assistant managers. These managers are responsible for all aspects of the store's day-to-day operations, including employee hiring and training, work scheduling, inventory control, expense control, maintenance activities and communications with central office staff. The sales and stocking staff ranges from three to eight people, except during certain holiday selling seasons when additional store employees are used. The Company seeks to pay its store managers toward the higher end of the competitive pay scale in order to hire and retain experienced and dedicated managers. In addition, managers of Company-owned stores are eligible for stock option grants under the Company's stock option plan.

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

     In franchise locations, all franchisees go through a training program consisting of one week in the classroom and one week in the store to learn the fundamentals of the store's operation. During the set up of their store, the franchisee receives additional training from the team leader of the set-up crew that is dispatched by the Company to assist the franchisee with the store opening. Shortly after a store opens, a representative from the Company visits the franchisee and spends several days assisting with the day-to-day operations of running the store. To ensure efficient operations and that the systems, policies and processes are being followed, subsequent visits are scheduled on a regular basis to review what was covered during the initial training.

CUSTOMER SERVICE

     Customer service and shopping convenience are integral components of Party City's one-stop shopping concept. The Company views the quality of its customers' shopping experience as critical to its continued success. To this end, the Company seeks to employ friendly, knowledgeable and energetic sales associates who provide customers with personalized shopping assistance. For example, at Halloween, the most important selling season for the Company, each store increases significantly the number of sales associates in the store. These employees assist customers in selecting a costume. This provides the sales associates with a cross-selling opportunity to suggest various accessories and other complementary products. Also, at Halloween the associates use two-way radios to help stock personnel quickly fill requested items, expediting sales and reducing lost business caused by slow service.

     Company management believes that the compensation of its store managers and other personnel is competitive and enables the Company to attract and retain well-qualified, highly motivated employees who are committed to providing excellent customer service.

COMPANY-OWNED STORES

     Company management believes that a key component in its future growth in operations will come from Company-owned stores. At September 20, 1999, there were 198 Company-owned Party City stores, including 81 stores opened in 1998, nine franchised stores purchased by the Company in 1998, and nine new stores opened and one store sold in the period from January 1, 1999 to July 3, 1999. In the period from July 4, 1999 to September 20, 1999, the Company sold an additional 17 stores to comply with the requirements of its banks under the Credit Agreement and to improve its liquidity.

     The Company's stores are located in the following states:

                                         DECEMBER 31,
                             ------------------------------------    JULY 3,    SEPTEMBER 20,
STATE                        1994    1995    1996    1997    1998     1999          1999
-----                        ----    ----    ----    ----    ----    -------    -------------
California.................   1        2       8      21      36        37            37
Connecticut................   1        1       1       3       4         4             4
Florida....................   2        3       6      11      18        17            16
Illinois...................   1        1       3       8      15        15            15
New York...................   1        2       7      16      33        34            32
Pennsylvania...............   1        1       1       5       8         9             8
Maryland...................  --        1       2       3       4         4             3
Michigan...................  --        4       5       7       7         7             7
Ohio.......................  --        1       1       2       7         7             7
Nevada.....................  --       --       1       2       3         3             3
New Jersey.................  --       --       1       9      14        14             9
Indiana....................  --       --      --       5       5         5             5
Minnesota..................  --       --      --       3       5         5             5
Missouri...................  --       --      --       3       3         4             4
Texas......................  --       --      --      15      22        22            22
Virginia...................  --       --      --       3       5         6             6
Wisconsin..................  --       --      --       1       1         1             1
Colorado...................  --       --      --      --       2         2             2
Kentucky...................  --       --      --      --       1         1             1
Georgia....................  --       --      --      --       1         1            --
Kansas.....................  --       --      --      --       1         1            --
Massachusetts..............  --       --      --      --       3         3             3
North Carolina.............  --       --      --      --       2         2            --
Tennessee..................  --       --      --      --       4         4             1
Utah.......................  --       --      --      --       1         1             1
Washington.................  --       --      --      --       2         3             3
Louisiana..................  --       --      --      --      --         3             3
                              --      --      --     ---     ---       ---           ---
          TOTAL............   7       16      36     117     207       215           198

     Of the leases for the stores listed above, five expire in 2001, six expire in 2002 and the balance expire in 2003 or thereafter. The Company has options to extend each of such leases for a minimum of five years.

FRANCHISE OPERATIONS

     Until opening its first Company-owned store in January 1994, the Company operated exclusively as a franchisor. As of September 20, 1999, the Company had 204 franchise stores throughout the United States, Puerto Rico, Canada, Portugal and Spain. A Party City store run by a franchisee utilizes the Company's format, design specifications, methods, standards, operating procedures, systems and trademarks.

     The Company's franchise stores are located in the following states and foreign countries:

Alabama..............................................      6
Arizona..............................................      7
Arkansas.............................................      1
California...........................................     11
Colorado.............................................      1
Connecticut..........................................      4
Delaware.............................................      1
Florida..............................................     15
Georgia..............................................     19
Hawaii...............................................      1
Illinois.............................................      1
Kansas...............................................      3
Louisiana............................................      7
Maryland.............................................      6
Mississippi..........................................      2
Missouri.............................................      1
New Jersey...........................................     24
New Mexico...........................................      3
New York.............................................     12
North Carolina.......................................     14
Ohio.................................................      3
Oregon...............................................      3
Pennsylvania.........................................      8
South Carolina.......................................      4
Tennessee............................................      8
Texas................................................      9
Virginia.............................................      5
Puerto Rico..........................................      4
Canada...............................................     16
Portugal.............................................      1
Spain................................................      4
                                                         ---
          TOTAL......................................    204

     The Company receives revenue from its franchisees, including an initial one-time fee (currently at $35,000) and an ongoing royalty fee (currently 4.0% of net sales for new franchisees, payable monthly). In addition, each franchisee has a mandated advertising budget, which consists of a minimum of $5,500 to promote the initial store opening and thereafter the lesser of 3.0% of net sales or $60,000 per year for local advertising and promotions. Further, the franchisee must pay an additional 1.0% of net sales to a Party City group advertising fund to cover common advertising materials related to Ad Fund. The Company does not offer financing for a franchisee's initial investment. Franchise start-up expenses include the franchise fee, rent, leasehold improvements, equipment and furniture, initial inventory, opening promotion, signs, other deposits, insurance, training expenses and professional fees. In connection with the sale of 18 stores to franchisees as part of the Restructuring, the Company agreed to waive franchise royalty fees in respect of such stores for negotiated periods of up to five years.

     Current franchise agreements provide for an assigned area or territory that typically equals a three-mile radius from the franchisee's store location and the right to use the Party City logo type and trademark "The Discount Party Super Store(R)." In most stores, the franchisee or the majority shareholder of a corporate franchisee devotes full time to the management, operation and on-premises supervision of the franchise.

     Although such locations are generally obtained and secured by the franchisee, pursuant to the franchise agreement entered into with franchisees, the Company must approve all site locations. As franchisor, Party City also supplies valuable and proprietary information pertaining to the operation of the Party City store business, as well as advice regarding location, improvements and promotion. The Company also supplies consultation in the areas of purchasing, inventory control, pricing, marketing, merchandising, hiring, training, improvements and new developments in the franchisee's business and general business operations, as well as the provision of assistance in opening and initially promoting the store.

     As of September 20, 1999, the Company had eight territory agreements with certain franchisees. These agreements permit the holder of the territory rights to open a minimum of two and in some cases three or more stores within a stated time period. The following areas are governed by territory agreements: North Carolina; Fort Myers/Naples FL; Arkansas; Buffalo/Rochester, NY; Atlanta, GA; Canada; Spain/Portugal; Puerto Rico.

COMPETITION

     The party supplies retailing business is highly competitive. Party City stores compete with a variety of smaller and larger retailers, including single owner-operated party supplies stores, specialty party supplies retailers (including superstores), designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains and catalog and Internet stores. Many of these competitors have substantially greater financial resources than the Company.

     Management believes that Party City stores maintain a leading position in the party supplies business by offering a wider breadth of merchandise, greater selection within merchandise class and discount prices offered on most items in the stores. The Company believes that the significant buying power resulting from the size of the Party City store network is an integral advantage.

TRADEMARKS

     The Company has licensed from a wholly owned subsidiary a number of trademarks and service marks registered with the United States Patent and Trademark Office, including the marks Party City(R), The Discount Party Super Store(R) and Halloween Costume Warehouse(R).

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

     Each Party City store must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the opening of a new store.

     Party City stores must comply with federal and state environmental regulations, but the cost of complying with those regulations has not been material. More stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors can delay, and sometimes prevent, development of new stores in particular locations.

     The Company and its franchisees must comply with the Fair Labor Standards Act and various state laws governing various matters such as minimum wages, overtime and other working conditions. The Company and its franchisees also must comply with the provisions of the Americans with Disabilities Act. The Act requires that employers provide reasonable accommodation for employees with disabilities and that stores be accessible to customers with disabilities.

EMPLOYEES

     As of September 20, 1999, the Company employed approximately 1,370 full-time and 4,870 part-time employees. The Company considers its relationships with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

INFLATION AND SEASONALITY

     The Company does not believe that its operating results have been materially affected by inflation during the past year. There can be no assurance, however, that the Company's operating results will not be affected by inflation in the future.

     The Company's business is subject to substantial seasonal variations. Historically, the Company has realized a significant portion of its net sales and substantially all of its net income for the year during the fourth calendar quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to holiday sales for Thanksgiving, Christmas and New Year's. The Company's results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings. The Company believes this general pattern will continue in the future.

ITEM 2.  PROPERTIES

     As of September 20, 1999, the Company leased 198 stores and had signed leases for four additional stores. The Company leases its headquarters property in Rockaway, New Jersey. The Company occupies approximately 12,600 square feet of office space for its headquarters under a lease expiring in 2005.

ITEM 3.  LEGAL PROCEEDINGS

  Party City of Greenbrook, Inc., et al., v. Party City Corp.

     The Company was named as a defendant in a complaint filed with the Supreme Court of the State of New York, County of New York, on January 16, 1998 (the "Complaint"), by each of Party City of Greenbrook, Inc., Party City of Watchung, Inc., Party City of 22, Inc., Party City of Ralph Avenue and Party City of Jersey City, Inc., each a franchisee of the Company. Four of the plaintiffs in the suit have existing Party City franchise stores, with the remaining plaintiff possessing a right of first refusal to develop a Party City store in Watchung, New Jersey.

     The Complaint stated various causes of action, including unjust enrichment, unfair competition, fraud and misrepresentation, breach of contract, misappropriation of information and violations of the New Jersey Franchise Practices Act and the New York State Franchise Sales Act. The crux of the Complaint was that the Company undertook a course of conduct intentionally designed to adversely impact the value of the Plaintiffs' franchise stores in order to permit the Company to purchase such stores at a substantially reduced value. The Company settled the lawsuit on June 30, 1999, at no cost to the Company. In connection with the settlement, the Company agreed to sell the plaintiff one store at its fair value.

  In re Party City Corporation Securities Litigation

     The Company has been named as a defendant in the following twelve class action complaints: (1) Weber v. Party City Corp., Steven Mandell, and David Lauber, Civ. Action No. 99-CV-1252; (2) Opus GT Partners LP v. Party City Corp. and Steven Mandell, Civ. Action No. 99-CV-1327; (3) Klein and Shiffrin v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1325; (4) Flynn v. Party City Corp., David Lauber and Steven Mandell, Civ. Action No. 99-CV-1328; (5) Catanzarite v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1317; (6) Tabbert v. Party City Corp. and Steven Mandell, Civ. Action No. 99-CV-1353; (7) Maietta v. Steven Mandell and Party City Corp., Civ. Action No. 99-CV-1386; (8) Barry v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1453; (9) Kurzweil v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1396; (10) Hormel
v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1689; (11) Sacher v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-2238; and (12) Gross v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-2355. The Company's former Chief Executive Officer and former Chief Financial Officer and Executive Vice President of Operations have also been named as defendants. The complaints have all been filed in the United States District Court for the District of New Jersey. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 1998 and March 19, 1999.

     The complaints allege, among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seek unspecified damages. The plaintiffs allege that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, the Company's financial condition, adequacy of internal controls and compliance with certain loan covenants. The plaintiffs further allege that because of the issuance of a series of false and misleading statements and/or failure to disclose material facts, the price of Party City common stock was artificially inflated.

     On September 13, 1999, the Court signed an Order appointing lead plaintiffs and lead counsel to represent the classes alleged in the complaints. The Order directs plaintiffs to file a consolidated and amended complaint in October 1999.

     Emil Asch, Inc. v. Amscan, Inc. et al.

     On April 23, 1999, plaintiff Emil Asch, Inc. filed a complaint in the United States District Court for the Eastern District of New York against the Company and co-defendants Amscan, Inc., Hallmark, Inc., and Rubie's Costume. The complaint alleges five violations of the Robinson-Patman Act, which pertains to price discrimination, unfair competition tortious interference with contractual relations, and false and deceptive advertising.

     Plaintiff seeks damages of $2 million, as well as treble and punitive damages for certain counts. The Company has answered the Complaint, and discovery should proceed shortly.

     Although the Company's management is unable to express a view on the likely outcome of these litigations because they are in their early stages, they could have a material adverse effect on the Company's business and results of operations.

     In addition to the foregoing, the Company is from time to time involved in routine litigation incidental to the conduct of its business. As of September 30, 1999, the Company is aware of no other material existing or threatened litigation to which it is or may be a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                                            POSITION                           AGE
----                                                            --------                           ---
Jack Futterman..........................  Chairman of the Board and Chief Executive Officer        66
Thomas E. Larson........................  Senior Vice President and Chief Financial Officer        52
Gordon Keil.............................  Senior Vice President, Franchising and Administration    50

     Jack Futterman, 66, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since June 8, 1999 and has been a Director of the Company since October 1997. From 1989 until his retirement in 1996, Mr. Futterman was Chairman and Chief Executive Officer of Pathmark Stores. From 1973 until his appointment as Chairman and Chief Executive Officer, Mr. Futterman served as Vice President of Supermarkets General (the parent company of Pathmark Stores) and occupied a number of positions before becoming Chairman and Chief Executive Officer. A Registered Pharmacist, Mr. Futterman also serves as a Director of Del Laboratories, Inc. and Hain Food Group as well as several not-for-profit corporations.

     Thomas E. Larson, 52, served as a consultant to the Company from April 1999 through June 1999, when he was named Chief Financial Officer and Senior Vice President of the Company. From November 1996 to June 1999, Mr. Larson was co-founder and Chief Financial Officer of Hidden Oaks Technology Corp., a privately held Internet software development company. From September 1991 through November 1996, Mr. Larson served as Senior Vice President -- Finance for Ace Cash Express, Inc., a publicly traded Nasdaq retail financial services company with over 600 locations nationally.

     Gordon Keil, 50, is currently the Company's Senior Vice President, Franchising and Administration, and oversees Franchise Operations, Human Resources, Real Estate and Legal. Mr. Keil joined the Company in June 1996 as Chief Operating Officer. Initially, Mr. Keil oversaw Store Operations, Human Resources and Franchise Relations. He also oversaw Merchandising for part of 1996-1997. Prior to joining the Company in 1996, Mr. Keil had been the founder and President of Gordon's Stores, Inc., a chain of discount drugstores.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock traded on the Nasdaq National Market under the symbol "PCTY" until the Company was delisted on July 20, 1999. The Common Stock now trades on the OTC Bulletin Board, an electronic quotation service for NASD Market Makers. There can be no assurance that the Common Stock will continue to trade on the OTC Bulletin Board. It is the Company's intention to again seek to be listed on Nasdaq if and when the Company satisfies the requirements for listing.

     The following table sets forth the high and low closing sale prices of the Common Stock through July 3, 1999.

                                                              HIGH       LOW
                                                              ----       ---
1999
Second Quarter..............................................    4 7/16    2 3/4
First Quarter...............................................   19 1/2     2 1/8
1998
Fourth Quarter..............................................   21         9 3/16
Third Quarter...............................................   30 19/32   8 11/16
Second Quarter..............................................   35 1/4    24 3/4
First Quarter...............................................   35        16 3/4
1997
Fourth Quarter..............................................   21 1/2    15 15/16
Third Quarter...............................................   20 1/16   10 3/4
Second Quarter..............................................   11 1/8     8 7/8
First Quarter...............................................   11 1/8    10

     At September 20, 1999, the approximate number of holders of record of the Common Stock was approximately 3,500.

DIVIDENDS

     Except for the S Corporation distribution of a portion of previously undistributed earnings to the Company's stockholders in 1994 upon the Company's election to be taxed as a C Corporation, the Company has never paid cash dividends on its capital stock and does not intend to pay cash dividends for the foreseeable future. The Company expects that earnings will be retained for the continued growth and development of the Company's business. Future dividends, if any, will depend upon the Company's earnings, financial condition, working capital requirements, compliance with covenants in agreements to which the Company is or may be subject, future prospects and other factors deemed relevant by the Company's Board of Directors. Under various agreements to which the Company is a party, including the Credit Agreement, the Company is not permitted to pay any dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

UNREGISTERED SECURITIES

     On August 17, 1999, the Company issued the Notes and the Warrants to the Investors for an aggregate of $30 million. The Investors were led by Tennenbaum & Co., LLC, a Los Angeles-based investment firm.

     The Warrants are exercisable for an aggregate of 6,880,000 shares of Common Stock at an initial exercise price of $3.00 per share and may be exercised at any time before 5:00 p.m. (New York City time) on August 16, 2006. The shares of Common Stock reserved for issuance under the Warrants represent approximately 35% of the shares of Common Stock outstanding after giving effect to the exercise of the Warrants. The private placement of the issuance and sale of the Notes and Warrants to the Investors was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following Selected Financial Data for each of the years ended December 31, 1994 and 1995 and as of December 31, 1996, are derived from the consolidated financial statements of the Company not included herein. The Selected Consolidated Balance Sheet data as of December 31, 1997 and July 3, 1999, and the Selected Consolidated Statements of Operations data for the years ended December 31, 1996 and 1997 and the period from January 1, 1998 to July 3, 1999, are derived from the consolidated financial statements of the

Company, included elsewhere in this Annual Report on Form 10-K. The Consolidated Statement of Operations for the period from January 1, 1997 to June 30, 1998, is derived from the consolidated statement of operations for the year ended December 31, 1997 and the unaudited consolidated statement of operations for the six months ended June 30, 1998 included in the Company's Form 10-Q for June 30, 1998.

     The Balance Sheets as of December 31, 1997 and July 3, 1999, and the Consolidated Statements of Operations for the years ended December 31, 1996 and 1997 and the period from January 1, 1998 to July 3, 1999 have been audited by Deloitte & Touche LLP, independent auditors, as stated in their report appearing elsewhere herein. The Selected Financial Data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the notes thereto appearing elsewhere in this Form 10-K.

                            SELECTED FINANCIAL DATA

                                             YEAR ENDED DECEMBER 31,             EIGHTEEN MONTHS ENDED
                                      -------------------------------------   ----------------------------
                                       1994     1995      1996       1997     JUNE 30, 1998   JULY 3, 1999
                                      ------   -------   -------   --------   -------------   ------------
                                          (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA) (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Total revenue.......................  $8,853   $23,120   $48,591   $141,714     $238,987        $450,843
                                      ======   =======   =======   ========     ========        ========
Company-owned stores:
  Net sales.........................  $3,992   $16,118   $39,144   $131,028     $223,746        $434,272
  Cost of goods sold and occupancy
     costs..........................   2,687    10,758    25,937     86,372      151,617         304,619
                                      ------   -------   -------   --------     --------        --------
  Gross profit......................   1,305     5,360    13,207     44,656       72,129         129,653
  Store operating and selling
     expense........................   1,240     4,255    10,116     31,880       55,991         116,022
                                      ------   -------   -------   --------     --------        --------
  Company-owned stores profit
     contribution...................      65     1,105     3,091     12,776       16,138          13,631
Franchise stores:
  Royalty fees......................   3,836     6,075     8,512     10,224       14,604          15,748
  Franchise fees....................   1,025       927       935        462          637             823
                                      ------   -------   -------   --------     --------        --------
  Total franchise revenues..........   4,861     7,002     9,447     10,686       15,241          16,571
  Total franchise expense...........   2,050     2,944     3,729      3,998        5,801           6,020
                                      ------   -------   -------   --------     --------        --------
  Franchise profit contribution.....   2,811     4,058     5,718      6,688        9,440          10,551
General and administrative expense:
  Special charges(a)................      --        --        --         --           --           5,858
  Other general and administrative
     expenses.......................   1,930     3,024     3,160      7,049       12,664          25,937
                                      ------   -------   -------   --------     --------        --------
                                       1,930     3,024     3,160      7,049       12,664          31,795
                                      ------   -------   -------   --------     --------        --------
Income (loss) before interest and
  income taxes......................     946     2,139     5,649     12,415       12,914          (7,613)
Interest expense (income), net......     (62)      (23)     (476)      (212)         662           5,014
                                      ------   -------   -------   --------     --------        --------
Income (loss) before income taxes...   1,008     2,162     6,125     12,627       12,252         (12,627)
Income taxes (benefit)..............     466       863     2,369      4,957        4,810            (998)
                                      ------   -------   -------   --------     --------        --------
Net income (loss)...................  $  542   $ 1,299   $ 3,756   $  7,670     $  7,442        $(11,629)
                                      ======   =======   =======   ========     ========        ========
Basic earnings (loss) per
  share(b)..........................           $  0.16   $  0.38   $   0.65     $   0.63        $  (0.94)
                                               =======   =======   ========     ========        ========
Diluted earnings (loss) per
  share(b)..........................           $  0.16   $  0.38   $   0.64     $   0.61        $  (0.94)
                                               =======   =======   ========     ========        ========

                                             YEAR ENDED DECEMBER 31,             EIGHTEEN MONTHS ENDED
                                      -------------------------------------   ----------------------------
                                       1994     1995      1996       1997     JUNE 30, 1998   JULY 3, 1999
                                      ------   -------   -------   --------   -------------   ------------
                                          (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA) (UNAUDITED)
Weighted average shares
  outstanding -- Basic..............   7,513     7,984     9,802     11,879       11,882          12,456
Weighted average shares
  outstanding -- Diluted............   7,513     7,984     9,996     12,171       12,175          12,456
EBITDA(c)...........................  $1,045   $ 2,461   $ 6,395   $ 15,209     $ 16,548        $ 10,072
                                      ======   =======   =======   ========     ========        ========
OPERATING DATA:
  Number of Company-owned stores
     (end of period)................       7        16        36        117          148             215
  Increase in Company-owned same
     store sales....................      NA      26.6%     17.9%      15.5%         7.4%            4.4%
  Number of franchise stores (end of
     period)........................      99       132       164        158          160             178
  Increase in franchise same store
     sales..........................    13.1%     10.3%     19.5%      14.8%        10.6%            5.5%
  Average sales per Company-owned
     store..........................  $  570   $ 1,510   $ 1,662   $  1,740     $  2,416        $  2,439
  Depreciation and amortization.....  $   99   $   322   $   746   $  2,794     $  3,634        $ 11,827
BALANCE SHEET DATA:
  Working capital (deficiency)......  $2,088   $ 1,999   $17,419   $ 13,931     $ 40,805        $(26,694)
  Total assets......................   6,009    10,308    34,603     89,615      119,168         158,047
  Bank borrowings and other debt....      39        72        --      3,150       40,182              --(d)
  Capital lease obligation..........      --        --        --      1,460        1,072             718
  Stockholders' equity..............   3,232     4,582    23,561     45,783       46,103          35,934

---------------
(a) Special charges in 1999 relate to consulting services, accounting fees, bank fees, legal fees and other expenses related to the Company's default on its Credit Agreement. The Company engaged the services of a crisis management consulting firm and numerous other professionals to advise management during the complex negotiations with the bank, vendors and potential investors.

(b) Until April 1994, the company elected to be taxed as an S Corporation under the Internal Revenue Code. If the Company had been taxed as a C Corporation for the year ended December 31, 1994, pro forma income taxes, pro forma net income and pro forma basic and diluted earnings per share would have been $410,000, $598,000 and $0.08, respectively.

(c) Earnings before interest, taxes, depreciation and amortization, and exclusive of special charges, as defined above

(d) Excludes borrowing under the Credit Agreement included in current liabilities at July 3, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's revenues and earnings are generated primarily from its two business segments -- Retail and Franchising.

  Eighteen-Month Period Ended July 3, 1999 ("1999 Period") Compared to Eighteen-Month Period Ended June 30, 1998 ("1998 Period")

     A summary of the Company's new store openings, store acquisitions and store sales are as follows:

                                                     NEW                TOTAL                          END
                                                    STORES    STORES    STORES   STORES   BEGINNING     OF
                                                    OPENED   ACQUIRED   ADDED     SOLD    OF PERIOD   PERIOD
                                                    ------   --------   ------   ------   ---------   ------
Quarter Ended:
  March 31, 1997..................................     6         6        12      --          36        48
  June 30, 1997...................................     9        --         9      --          48        57
  September 30, 1997..............................    29        18        47      --          57       104
  December 31, 1997...............................    13        --        13      --         104       117
                                                      --        --        --       --
                                                      57        24        81      --
Quarter Ended:
  March 31, 1998..................................    12         1        13      --         117       130
  June 30, 1998...................................    15         3        18      --         130       148
  September 30, 1998..............................    40         5        45      --         148       193
  December 31, 1998...............................    14        --        14      --         193       207
                                                      --        --        --       --
                                                      81         9        90      --
Quarter Ended:
  March 31, 1999..................................     7        --         7      --         207       214
  July 3, 1999....................................     2        --         2       1         214       215
                                                      --        --        --       --
                                                       9        --         9       1

     Retail. Net sales from Company-owned stores increased 94.1% to $434.2 million for the 1999 Period, from $223.7 million for the 1998 Period. The 1999 Period results include 117 stores which were open at the beginning of that period plus 98 (net) stores opened during the period. The 1998 Period amount represents sales from 36 stores which were open at the beginning of the period, plus 112 stores opened during the period. Of the total sales increase, 89.7% is attributable to new store openings in the 1999 Period. Same store sales increased 4.4% in the 1999 Period. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repairs and maintenance, depreciation and utilities. Gross profit increased 79.8% to $129.7 million for the 1999 Period compared to $72.1 for the 1998 Period. The increase for the 1999 Period was primarily due to increased sales volume. Gross margin was 29.9% and 32.2% of sales for the 1999 Period and 1998 Period, respectively. The decrease in gross margin was related primarily to increases in the provisions for obsolete and slow moving inventory and increases in store occupancy costs.

     Store operating and selling expenses increased 107% to $116.0 million for the 1999 Period compared to $56.0 million for the 1998 Period. The increase in store operating expenses is primarily attributable to the increased number of stores operated by the Company during the 1999 Period. Store operating expenses were 26.7% and 25.0% of sales for the 1999 Period and 1998 Period, respectively, due to increased store operating payroll costs related to new store openings. Company-owned store profit contribution was $13.6 million for the 1999 Period, compared to a profit contribution of $16.1 million for 1998 Period.

     Franchising. Franchise revenue is composed of the initial franchise fees, which are recorded as revenue when a franchise store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Royalty fees increased 7.8% to $15.7 million for the 1999 Period from $14.6 million for the 1998 Period. Franchise fees, recognized on 30 store openings during the 1999 Period, increased 29.2% to $823,000 compared to $637,000 during the 1998 Period, which represents 26 store openings. Franchise same store sales increased by 5.5% and 10.6% for the 1999 Period and the 1998 Period, respectively.

     Expenses directly related to franchise revenue increased 3.4% to $6.0 million for the 1999 Period from $5.8 million for the 1998 Period. This increase is primarily attributable to additional franchise personnel required to operate this portion of the Company's business and the necessary infrastructure to support such employees. As a percentage of franchise revenue, franchise expenses were 36.3% and 38.1% for the 1999 Period and 1998 Period, respectively.

     Franchise profit contribution increased 12.8% to $10.6 million for the 1999 Period, compared to $9.4 million for the 1998 Period. The 11.8% increase in franchise profit contribution is due to the increase in royalty fees and franchise fees offset in part by an increase in franchise expenses, as discussed above.

     General and Administrative Expenses. The Company's general and administrative expenses increased 151% to $31.8 million during the 1999 Period, compared to $12.7 million during the 1998 Period. The increase is attributable in part to $5.9 million in special charges relating to consulting, accounting, banking and other expenses resulting from the Company's refinancing arrangements. In addition, during the 1999 Period, there was an increase in payroll and related benefits due to a higher overhead structure intended to support a planned 50-store increase in the number of stores for Fiscal 2000 compared to the 1998 Period. General and administrative expenses increased as a result of several factors. Payroll and benefits increased $6.2 million, or 85.4%, to $13.5 million in the 1999 Period from $7.3 million in the 1998 Period, related to additional corporate administrative and support personnel and the addition of a regional manager supervisory structure. Corporate occupancy increased 47% to $2.5 million for the 1999 Period from $1.7 million in the 1998 Period, primarily as a result of additional depreciation expense for computer hardware and software. Also, professional fees, exclusive of special charges of $5.9 million, increased 242% to $4.1 million in the 1999 Period from $1.2 million in the 1998 Period, primarily related to information systems expenses for Year 2000 systems remediation and new systems consulting design and implementation. Due to reductions in planned growth, the number of corporate staff members decreased by 21% in May 1999 in order to bring administrative costs in line with more modest growth objectives.

     Exclusive of the $5.9 million in special charges discussed above, general and administrative expenses were 6.0% of sales and 5.7% for the 1999 Period and 1998 Period, respectively.

     Interest Expense. Interest expense increased 614% to $5.0 million during the 1999 Period as compared to the $0.7 million in the comparable 1998 Period. This increase related primarily to the increase in average borrowings used for Company expansion during the period, as well as an increase in interest rates due to provisions of the bank's standstill agreements in effect during the quarter ended July 3, 1999.

     Income Taxes. The income tax benefit was $1.0 million during the 1999 Period compared with the provision for income taxes of $4.8 million recorded during the 1998 Period. This increase related to the pre-tax loss in the 1999 Period of $12.6 million compared to the pre-tax income of $12.3 million in the 1998 Period. The benefit recorded in the 1999 Period is net of recording a $572,000 valuation allowance against deferred tax assets. Additionally, the Company recorded a partial valuation allowance on its part-year federal and state net operating loss.

     Net Loss. As a result of the above factors, net loss was $11.6 million, or $(0.94) per basic and diluted share, in the 1999 Period as compared to net income of $7.4 million, or $0.63 and $0.61 per basic and diluted share, in the comparable 1998 Period.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Retail. Net sales from Company-owned stores increased 234% to $131.0 million in the year ended December 31, 1997 up from $39.1 million in the year ended December 31, 1996. The 1997 results include 36 stores that were open at the beginning of that year plus 57 stores opened during the year (of which 19 were opened in September, 10 in October, and three in December) and 24 stores acquired during the year. The 1996 amount represents sales from 16 stores that were open at the beginning of the year plus 20 stores opened during the year (five of which were opened in September and two in October). Of the total sales increase, 74.4% is attributable to new store openings in 1997. Same store sales increased 15.5% in 1997. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, repair and maintenance, depreciation and utilities. Gross profit for the year ended December 31, 1997 increased 238% to $44.7 million, compared to $13.2 million for the year ended December 31, 1996. The increase in 1997 was due to increased sales volume. Gross margin was 34.1% and 33.7% of sales for the years ended December 31, 1997 and 1996, respectively.

     Store operating and selling expenses increased 216% to $31.9 million for the year ended December 31, 1997 compared to $10.1 million for 1996. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during 1997. Store operating expenses were 24.3% and 25.8% of sales for the years ended December 31, 1997 and 1996, respectively. Company-owned store profit contribution increased 313% to $12.8 million for the year ended December 31, 1997, compared to a profit contribution of $3.1 million for the comparable 1996 period.

     Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Royalty fees increased 20.3% to $10.2 million in the year ended December 31, 1997, up from $8.5 million in the comparable 1996 period. The increase was attributable primarily to sales increases in stores opened as of December 31, 1996. Franchise same store sales increases for the years ended December 31, 1997 and 1996 were 14.8% and 19.5%, respectively. Franchise fees, recognized on 19 store openings during the year ended December 31, 1997 were $462,000 compared to $935,000 representing 32 store openings during 1996. The reduction in franchise fees attributed to fewer store openings was partially offset by the increase in such fees from $30,000 to $35,000 per store with respect to franchise agreements signed after January 1, 1996.

     Expenses directly related to franchise revenue increased 7.2% to $4.0 million for the year ended December 31, 1997 from $3.7 million for the year ended December 31, 1996. As a percentage of franchise revenue, franchise expenses were 37.4% and 39.5% for the years ended December 31, 1997 and 1996, respectively.

     Franchise profit contribution was increased 17.0% to $6.7 million for the year ended December 31, 1997, compared to $5.7 million for the year ended December 31, 1996. The increase in franchise profit contribution is due to the increase in royalty fees offset by a decrease in franchise fees and increase in franchise expenses as discussed above.

     General and Administrative Expense. General and administrative expenses increased 123% to $7.0 million in the year ended December 31, 1997, compared with $3.1 million in the year ended December 31, 1996. The increase is primarily attributable to an increase in payroll and related benefits of approximately $1.8 million as a consequence of establishing the necessary organizational infrastructure to allow the Company to build its Company-owned store base, professional fees increases of approximately $226,000 due primarily to increases in legal and accounting fees, travel expense increases of approximately $730,000 which increased primarily due to the increase in the number of stores. In addition, the Company had other increases in general and administrative expenses related to insurance, investor relations expenditures and general corporate expenses. As a percentage of revenue, general and administrative expenses were 5.0% and 6.5% for the years ended December 31, 1997 and 1996, respectively. This decrease as a percentage of revenue resulted from increased leverage of general and administrative expenses over a larger sales base.

     Interest Income. Interest income decreased 14.5% to $0.2 million during the year ended December 31, 1997, as compared to $0.5 million during the year ended December 31, 1996. This decrease related primarily to the decrease in average funds available for investment during the period.

     Income Taxes. The provision for income tax expense increased 109% to $5.0 million during for the year ended December 31, 1997 as compared to the $2.4 million recorded in 1996. This increase related primarily to the increase in pre-tax earnings of 106% for the 1997 period over 1996.

     Net Income. As a result of the foregoing factors, net income increased 104% to $7.7 million, or $0.65 per basic share and $0.64 per diluted share, in the year ended December 31, 1997 compared with $3.8 million, or $0.38 per basic and diluted share in the year ended December 31, 1996.

ACCOUNTING AND REPORTING CHANGES

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a fully set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this statement did not have an impact on the Company's consolidated financial statements as the Company has no items of comprehensive income.

     Effective January 1, 1998, the Company adopted AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires the Company to capitalize certain software development costs. Generally, once the capitalization criteria of the SOP have been met, external direct costs of materials and services used in development of internal-use software, payroll and payroll-related costs for employees directly involved in the development of internal-use software and interest costs incurred when developing software for internal use are to be capitalized. The adoption of this SOP had no impact on the consolidated financial statements because the SOP requires the change to be implemented prospectively.

     Effective January 1, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that business enterprises report information about operating segments in financial statements and related disclosures about products and services, geographical areas and major customers. The Company has adopted this statement and expanded its disclosure of its retail and franchise segments.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value.

     For Fiscal 2001, the Company is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash provided by operating activities was $3.6 million, and $9.0 million in the years ended December 31, 1996 and 1997, respectively. A total of $1.5 million of cash was used in operations for the 1999 Period. The increase in cash provided by operating activities in 1997 compared to 1996 was primarily the result of increased operating contribution for the increased number of stores in operation during 1997. The decrease in liquidity of $1.5 million relates primarily to increased store and corporate operating expenses in the 1999 Period, as discussed previously.

     Cash used in investing activities was $4.9 million, $39.9 million, and $47.0 million in the years ended December 31, 1996, 1997 and the 1999 Period, respectively. The increase in cash used in investing activities in 1997 compared to 1996 and in the 1999 Period as compared to 1997 was attributable to increased purchases of property and equipment and store acquisitions.

     Cash provided by financing activities was $15.2 million, $19.2 million, and $56.8 million for the years ended December 31, 1996, 1997 and the 1999 Period, respectively. Cash provided by financing activities in 1997 was primarily attributable to the proceeds of the Company's secondary public offering and borrowings under the Credit Agreement. The cash provided by financing activities in the 1999 Period was primarily attributable to the proceeds from borrowings under the revolving credit agreement. See "Business -- Recent Developments" for an explanation of the cash received as a result of the issuance of the Notes in August 1999.

     As of July 3, 1999, the Company had a working capital deficiency of $26.7 million, primarily due to the classification of the borrowings under the Credit Agreement as a current liability. Under the terms of the Bank Forbearance Agreement, the Company is obligated to reduce its outstanding borrowings under the Credit Agreement to $15 million by October 30, 1999. In addition, Trade Notes issued by the Company aggregating approximately $12.1 million mature on November 15, 1999. On January 15, 2000, Company management believes it will resume normal credit terms with substantially all of its vendors. At such event, management believes the remaining two-thirds of the unpaid claims as of May 1, 1999, will be satisfied through individual arrangements with the vendors. However, there can be no assurances that the Company will successfully conclude these arrangements.

     Based on the Company's cash flow projections, together with its cash on hand at September 20, 1999, the Company expects to have sufficient liquidity to fund operations through June 30, 2000.

     Company management is evaluating various strategies for improving the Company's results of operations, operating controls, expansion and franchising strategies, management information systems needs and other aspects of the business. These strategies are designed to improve the profitability from operations and improve management insight into merchandising decisions and operating controls. Company management plans to make significant capital expenditures on enhanced information systems over the next several years.

     Company management is also seeking replacement financing for the Credit Agreement. Management has initiated contact with several asset-based lenders to provide such a facility. If the Company is successful in obtaining an asset-based lending arrangement, such a facility will assist the Company in meeting its short-term liquidity needs for the next year. There is no assurance at this time that the Company will successful in obtaining this financing facility or how successful its will be in improving operations.

  Impact of Inflation

     The Company believes that inflation did not have a material impact on its operations for the periods reported. Significant increases in cost of merchandise purchased, labor, employee benefits and other operating expenses could have a material adverse effect on the Company's performance.

  Seasonality

     The Company's business is subject to substantial seasonal variations. Historically, the Company has realized a significant portion of its net sales and substantially all of its cash flow and net income for the year during the fourth calendar quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to holiday sales for end of year holidays. The Company's results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings.

IMPACT OF YEAR 2000 ON THE COMPANY'S COMPUTER OPERATIONS

     The Company is preparing for the impact of the arrival of the Year 2000 on its business. The "Year 2000 Problem" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. These problems are derived predominately from the fact that certain computer hardware and many software programs historically recorded a date's "year" in a two digit format (i.e., 98 for 1998) and therefore may recognize "00" as 1900 instead of the year 2000. The Year 2000 Problem creates potential risks for the Company, including the inability to recognize and properly treat dates occurring on or after January 1, 2000, which may result in computer system failures or miscalculations of critical financial or operations information.

     In addition to its internal systems, the Company relies heavily on third parties in operating its business. Such third parties include vendors and utilities that provide electricity, water, natural gas, transportation, telephone and banking,

     The Company began formulating a plan in 1998 to address the Year 2000 Problem and to ensure that all relevant systems had been subject to a full Year 2000 review and, if necessary, implement remediation, replacement or upgrades. Under the plan, the Company has focused on (i) internal financial and operational computer systems and (ii) the Year 2000 compliance of all material suppliers and vendors doing business with the Company. The Company has contacted all outside suppliers and vendors with which the Company has material relationships and engaged in discussions which will continue throughout 1999 in furtherance of the Company's stated goal of minimizing any adverse impact relating to the Year 2000 Problem.

     The Company has completed its assessment of all material financial and operating systems. In connection with this review, the Company upgraded its financial accounting systems to Year 2000 compliant systems in the first quarter of 1999. This system is currently being tested to verify Year 2000 compliance, and such testing should be completed by October 1999. The costs and expenses to be incurred relating to Year 2000 compliance for these systems is currently not expected to be material. As of mid-November 1999 all computer operating systems in use will be upgraded and compliant.

     In addition, the Company has assessed all computer hardware, including servers, microcomputers, POS registers, and peripheral equipment at the store and corporate levels. Only minor remediation and/or upgrade of these systems has been required; each will be tested and compliant by November 1, 1999. The Retail POS software at the store level has been tested and is compliant.

     The Company estimates that the total costs and expenses associated with completing the outlined Year 2000 compliance plan will range from $ 1,500,000 to $ 1,700,000, of which all but approximately $300,000 has been incurred and expensed. Company management presently believes that it will substantially complete its internal Year 2000 compliance program prior to January 1, 2000, and that there should be no material adverse impact at such time related to Year 2000 Problems associated with the Company's systems or software. Based on communications with its vendors and suppliers, the Company also believes that each third party with whom the Company has a material relationship is currently Year 2000 compliant or scheduled to be Year 2000 compliant by January 1, 2000.

     Despite the Company's best efforts, there can be no assurance that (i) the Company's assessments regarding the Year 2000 Problem are correct; (ii) the Company will be able to successfully complete its Year 2000 review and implement such upgrades and/or remediation as is necessary or (iii) third parties or suppliers with whom the Company does business will avoid Year 2000 Problems which might adversely affect the Company's business or operations. While the Company is developing contingency plans to address such failures or unexpected problems (such plans include identification of alternative suppliers), there can be no assurance that such contingency plans will be adequate to resolve these problems. The Company's contingency plan is expected to be completed by October 31, 1999.

     The Year 2000 Problems involves substantial risk to the Company. The Company believes today that the likely worst case scenario regarding the Year 2000 Problem will involve temporary disruptions in the receipt of merchandise inventory and temporary disruption in the payment of bills. These events may also cause lost revenue. The foregoing assessment is based on information currently available to the Company. The Company can provide no assurances that applications and equipment believed to be Year 2000 compliant will not experience difficulties, or the Company will not experience difficulties obtaining resources needed to make modifications to, or replacement of, the Company's affected systems and equipment. Failure by the Company or third parties, on which it relies to resolve Year 2000 issues, could have a material effect on the Company's results of operations.

FORWARD-LOOKING STATEMENTS

     This Form 10-K (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as "estimate," "project," "expect," "believe," "may," "will," "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties, and include among others, the following: levels of sales, store traffic, acceptance of product offerings, competitive pressures from other party supplies retailers, availability of qualified personnel, availability of suitable future store locations, schedules of store expansion plans and year 2000 readiness issues relating to the Company's internal systems and those of third parties, the ability of the Company to refinance its existing debt on terms acceptable to it and other factors. As a result of the foregoing risks and uncertainties, actual results and performance may differ materially from that projected or suggested herein. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company's Securities and Exchange Commission filings and the Company's public announcements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Report commencing on page F-1.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     In accordance with general instruction G(3) of Form 10-K, the information called for by Items 10, 11, 12 and 13 of Part III is incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of Documents filed as part of this Annual Report on Form 10-K.

     1. The following financial statements of the Company are filed as a separate section of this Report commencing on page F-1.

     Independent Auditors' Report -- Deloitte & Touche LLP

     Balance Sheets as of December 31, 1997, and July 3, 1999

     Statements of Operations for the years ended December 31, 1996 and 1997, and the period from January 1, 1998 to July 3, 1999

     Statements of Shareholders' Equity for the years ended December 31, 1996 and 1997, and the period from January 1, 1998 to July 3, 1999.

     Statements of Cash Flows for the years ended December 31, 1996 and 1997, and the period from January 1, 1998 to July 3, 1999.

     Notes to Financial Statements for the years ended December 31, 1996 and 1997, and the period from January 1, 1998 to July 3, 1999.

     2.  Financial Statement Schedules -- Not Applicable.

     3.  List of Exhibits.

     The following exhibits are included as a part of this Annual Report on Form 10-K or incorporated herein by reference.

  3.1(1)  --   Certificate of Incorporation of the Company.
  3.2(1)  --   Bylaws of the Company.
  4.1(1)  --   Specimen stock certificate evidencing the Common Stock.
  4.2(2)  --   Form of Revolving Credit Note.
  4.3(3)  --   Form of Warrant.
  4.4(3)  --   Form of A Note.

  4.5(3)  --   Form of B Note.
  4.6(3)  --   Form of C Note.
  4.7(3)  --   Form of D Note.
  4.8(3)  --   Form of Securities Purchase Agreement, dated as of August
               16, 1999, by and between the Company and each of the
               Investors.
 10.1(1)  --   Form of Unit Franchise Agreement entered into by the Company and franchisees.
 10.2(1)  --   Employment Agreement, dated as of January 1, 1994 and
               amended as of January 16, 1996, by and between the Company and Steve Mandell.
 10.3(4)  --   Amendment to Employment Agreement, dated as of March 5,
               1997, by and between the Company and Steven Mandell.
 10.4(1)  --   Employment Agreement, dated as of January 1, 1994 and
               amended as of January 16, 1996, by and between the Company and Perry Kaplan.
 10.5(1)  --   Employment Agreement of David Lauber, dated as of June 12,
               1995, by and between the Company and David Lauber.
 10.6(1)  --   Employment Agreement of Lawrence Fine, dated as of October
               13, 1995, by and between the Company and Lawrence Fine.
 10.7(5)  --   Amended Stock Option Plan of the Registrant.
 10.8(5)  --   Amended and Restated 1994 Stock Option Plan of the Company.
 10.9(1)  --   Loan and Security Agreement, dated as of August 15, 1995 and amended as of October 6, 1995, by and between the Company
               and Midlantic Bank, N.A.
10.10(4)  --   Commitment Letter between PNC Bank and the Company.
10.11(6)  --   Asset Purchase Agreement dated as of September 2, 1997 by
               and among the Company and Hammond Retailing of Mesquite,
               L.C., Hammond Retailing of West Plano, L.C., Hammond
               Retailing of Richardson, L.C., Hammond Retailing of
               Arlington, L.C., Hammond Retailing of Carrollton, L.C.,
               Hammond Retailing of Irving, L.C., Hammond Retailing of
               Medallion, L.C., Hammond Retailing of Red Bird LLC, Hammond
               Retailing of Vista Ridge, LLC, Hammond Retailing of Pleasant
               Grove, LLC, Hammond Retailing of White Rock, LLC, Hammond
               Communications, Inc. and Mr. Geoffrey Hammond (without
               exhibits or schedules).
10.12(6)  --   Letter Agreement by and between the Company and Hammond
               Retailing of Plano East, LLC, dated as of July 7, 1997.
10.13(6)  --   Third Amendment to Loan and Security Agreement, dated as of
               June 16, 1997, by and between the Company and PNC Bank,
               National Association.
10.14(7)  --   Fourth Amendment to the Loan and Security Agreement, dated as of March 10, 1998, by and between the Company and PNC
               Bank, National Association.
10.15(7)  --   $60,000,000 credit facility Commitment Letter, dated as of
               March 9, 1998, by and between the Company and PNC Bank N.A., as agent, for the Banks.
10.16(7)  --   Employment Agreement of David Lauber, dated as of September
               23, 1997, by and between the Company and David Lauber.
10.17(2)  --   Revolving Credit Facility Credit Agreement, dated as of
               April 24, 1998, by and among the Company, the Banks and PNC
               Bank, National Association, as Agent.
10.18(8)  --   Option Agreement, dated as of June 8, 1999, between Steven
               Mandell and Jack Futterman.
10.19(8)  --   Stock Pledge Agreement, dated as of June 8, 1999, between
               Steven Mandell and Jack Futterman.
10.20(8)  --   Employment Agreement, dated as of June 8, 1999, between the
               Company and Jack Futterman.

10.21(3)  --   Investor Rights Agreement, dated as of August 16, 1999, by and among the Company, the Investors and Jack Futterman.
10.22(3)  --   Standstill and Forbearance Agreement, dated as of August 16,
               1999, by and among the Company, PNC Bank, National
               Association, as Agent, and the Banks.
10.23(3)  --   Vendor Forbearance and Standstill Agreement, dated as of
               August 16, 1999, by and among the Company and the Trade
               Vendors.
21.1      --   Subsidiaries.
23.1      --   Consent of Deloitte & Touche LLP.
27.1      --   Financial Data Schedule.

---------------
Notes

(1) Incorporated by reference to the Company's Registration Statement as amended on Form S-1 Number 333-350 as filed with the Commission on January 18, 1996.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 1998.

(3) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission on August 25, 1999.

(4) Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Commission on March 6, 1997.

(5) Incorporated by reference to the Company's Registration Statement on Form S-8 as filed with the Commission on January 9, 1997.

(6) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission on September 12, 1997, as amended November 10, 1997.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 1998.

(8) Incorporated by reference to Amendment No. 1 to Schedule 13D as filed with the Commission on June 30, 1999.
---------------

(b) Reports on Form 8-K.

    None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 30, 1999.

                                          PARTY CITY CORPORATION

                                          By:      /s/ JACK FUTTERMAN

                                            ------------------------------------
                                                       Jack Futterman
                                                  Chief Executive Officer

                                          By:     /s/ THOMAS E. LARSON

                                            ------------------------------------
                                               Thomas E. Larson, Senior Vice
                                                        President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       NAME                                      TITLE                      DATE
                       ----                                      -----                      ----

              By: /s/ JACK FUTTERMAN                   Chief Executive Officer,      September 30, 1999
   ---------------------------------------------         Chairman of the Board
                  Jack Futterman                         and Director

             By: /s/ THOMAS E. LARSON                  Senior Vice President and     September 30, 1999
   ---------------------------------------------         Chief Financial Officer
                 Thomas E. Larson

              By: /s/ LINDA M. SILUK                   Chief Accounting Officer      September 30, 1999
   ---------------------------------------------
                  Linda M. Siluk

              By: /s/ RAYMOND HEMMIG                   Director                      September 30, 1999
   ---------------------------------------------
                  Raymond Hemmig

              By: /s/ MATTHEW R. KAHN                  Director                      September 30, 1999
   ---------------------------------------------
                  Matthew R. Kahn

             By: /s/ HOWARD LEVKOWITZ                  Director                      September 30, 1999
   ---------------------------------------------
                 Howard Levkowitz

              By: /s/ DUAYNE WEINGER                   Director                      September 30, 1999
   ---------------------------------------------
                  Duayne Weinger

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Party City Corporation
Rockaway, New Jersey

     We have audited the accompanying consolidated balance sheets of Party City Corporation and subsidiary as of December 31, 1997 and July 3, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1997 and the period from January 1, 1998 to July 3, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Party City Corporation and subsidiary as of December 31, 1997, and July 3, 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1997 and for the period from January 1, 1998 to July 3, 1999 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements for the period from January 1, 1998 to July 3, 1999, have been prepared assuming that Party City Corporation will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's default on its Credit Agreement and inability to liquidate its trade payables under normal terms raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

SEPTEMBER 29, 1999
PARSIPPANY, NEW JERSEY

                             PARTY CITY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31, 1997    JULY 3, 1999
                                                              -----------------    ------------
                                            ASSETS
Current assets:
  Cash and cash equivalents.................................       $ 3,235           $ 11,470
  Merchandise inventory.....................................        39,041             47,016
  Refundable income taxes...................................            --              6,848
  Advance merchandise payments..............................            --              9,439
  Other current assets......................................         7,840             13,328
                                                                   -------           --------
          Total current assets..............................        50,116             88,101
Property and equipment, net.................................        24,199             50,557
Goodwill, net...............................................        14,130             18,483
Other assets................................................         1,170                906
                                                                   -------           --------
          Total assets......................................       $89,615           $158,047
                                                                   =======           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable -- trade.................................       $24,927           $ 45,114
  Accrued expenses..........................................         6,994             10,145
  Credit Agreement..........................................            --             58,550
  Income taxes payable......................................         3,080                 --
  Other current liabilities.................................         1,184                986
                                                                   -------           --------
          Total current liabilities.........................        36,185            114,795
Long-term liabilities:
  Revolving credit agreement................................         3,150                 --
  Deferred rent.............................................         2,987              6,527
  Other long-term liabilities...............................         1,510                791
Commitments and contingencies
Stockholders' equity:
  Common stock..............................................           123                125
  Additional paid-in capital................................        32,246             34,024
  Retained earnings.........................................        13,414              1,785
                                                                   -------           --------
          Total stockholders' equity........................        45,783             35,934
                                                                   -------           --------
          Total liabilities and stockholders' equity........       $89,615           $158,047
                                                                   =======           ========

          See accompanying notes to consolidated financial statements.

                             PARTY CITY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEAR ENDED
                                                              DECEMBER 31,          PERIOD FROM
                                                           -------------------    JANUARY 1, 1998
                                                            1996        1997      TO JULY 3, 1999
                                                           -------    --------    ---------------
Revenues:
  Net sales..............................................  $39,144    $131,028       $434,272
  Royalty fees...........................................    8,512      10,224         15,748
  Franchise fees.........................................      935         462            823
                                                           -------    --------       --------
          Total revenues.................................   48,591     141,714        450,843
Expenses:
  Cost of goods sold and occupancy costs.................   25,937      86,372        304,619
  Company-owned stores operating and selling expense.....   10,116      31,880        116,022
  Franchise expense......................................    3,729       3,998          6,020
  General and administrative expense.....................    3,160       7,049         31,795
                                                           -------    --------       --------
          Total expenses.................................   42,942     129,299        458,456
                                                           -------    --------       --------
Income (loss) before interest and income taxes...........    5,649      12,415         (7,613)
  Interest expense (income)..............................     (476)       (212)         5,014
                                                           -------    --------       --------
Income (loss) before income taxes........................    6,125      12,627        (12,627)
  Provision for income taxes (benefit)...................    2,369       4,957           (998)
                                                           -------    --------       --------
Net income (loss)........................................  $ 3,756    $  7,670       $(11,629)
                                                           =======    ========       ========
  Basic earnings (loss) per share........................  $  0.38    $   0.65       $  (0.94)
                                                           =======    ========       ========
     Weighted average shares outstanding -- basic........    9,802      11,749         12,426
                                                           =======    ========       ========
  Diluted earnings (loss) per share......................  $  0.38    $   0.64       $  (0.94)
                                                           =======    ========       ========
     Weighted average shares outstanding -- diluted......    9,996      12,039         12,426
                                                           =======    ========       ========

          See accompanying notes to consolidated financial statements.

                             PARTY CITY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                          COMMON STOCK         ADDITIONAL
                                      ---------------------     PAID-IN-     RETAINED
                                        SHARES      AMOUNTS     CAPITAL      EARNINGS     TOTAL
                                      ----------    -------    ----------    --------    --------
Balance at January 1, 1996..........   7,836,000     $ 78       $ 2,515      $  1,988    $  4,581
Sale of common shares...............   2,550,000       25        16,975            --      17,000
Expenses incurred on sale of common
  shares............................          --       --        (1,990)           --      (1,990)
Exercise of stock options...........      55,001        1           174            --         175
Tax effect of non-qualified
  options...........................          --       --            39            --          39
Net income..........................          --       --            --         3,756       3,756
                                      ----------     ----       -------      --------    --------
Balance at December 31, 1996........  10,441,001      104        17,713         5,744      23,561
Sale of common shares...............   1,800,000       18        15,582            --      15,600
Expenses incurred on sale of common
  shares............................          --       --        (1,415)           --      (1,415)
Exercise of stock options...........      59,094        1           266            --         267
Tax effect of non-qualified
  options...........................          --       --           100            --         100
Net income..........................          --       --            --         7,670       7,670
                                      ----------     ----       -------      --------    --------
Balance at December 31, 1997........  12,300,095      123        32,246        13,414      45,783
Exercise of stock options...........     155,443        2           755            --         757
Tax effect of non-qualified
  options...........................          --       --         1,023            --       1,023
Net loss............................          --       --            --       (11,629)    (11,629)
                                      ----------     ----       -------      --------    --------
Balance at July 3, 1999.............  12,455,538     $125       $34,024      $  1,785    $ 35,934
                                      ==========     ====       =======      ========    ========

          See accompanying notes to consolidated financial statements.

                             PARTY CITY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEAR ENDED
                                                              DECEMBER 31,          PERIOD FROM
                                                           -------------------    JANUARY 1, 1998
                                                            1996        1997      TO JULY 3, 1999
                                                           -------    --------    ---------------
Cash Flow from Operating Activities:
  Net income (loss)......................................  $ 3,756    $  7,670       $(11,629)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.......................      746       2,794         11,827
     Deferred rent.......................................      706       1,813          3,541
     Provision for doubtful accounts.....................        6         275            331
     Loss on abandonment of property and equipment.......       11          99            234
     Deferred tax asset..................................     (152)       (543)        (3,271)
  Changes in assets and liabilities
     Merchandise inventory...............................   (5,464)    (23,853)        (3,721)
     Refundable income taxes.............................       --          --         (6,848)
     Advance merchandise payments........................       --          --         (9,439)
     Other current assets................................   (1,170)     (5,197)        (1,976)
     Other assets........................................       (5)       (335)          (308)
     Accounts payable....................................    3,016      19,950         20,187
     Accrued expenses....................................      755       5,013          3,151
     Income taxes payable................................    1,390       1,176         (3,080)
     Other current liabilities...........................      (37)        (11)          (198)
     Other long-term liabilities.........................       --         197           (296)
                                                           -------    --------       --------
       Net cash provided by (used in) operating
          activities.....................................    3,558       9,048         (1,495)
  Cash flow from investment activities:
     Purchases of property and equipment.................   (4,872)    (18,272)       (36,608)
     Stores acquired.....................................       --     (21,653)       (10,419)
                                                           -------    --------       --------
       Net cash used in investing activities.............   (4,872)    (39,925)       (47,027)
  Cash flow from financing activities:
     Net proceeds from sale of stock.....................   15,010      14,185             --
     Proceeds from exercise of stock options.............      175         267            757
     Tax effect of non-qualified stock options...........       38         100          1,023
     Net proceeds from Credit Agreement..................      (72)      4,610         55,400
     Repayment of capital lease obligation...............       --          --           (423)
                                                           -------    --------       --------
  Net cash provided by financing activities..............   15,151      19,162         56,757
                                                           -------    --------       --------
  Net increase (decrease) in cash and cash equivalents...   13,837     (11,715)         8,235
  Cash and cash equivalents, beginning of period.........    1,113      14,950          3,235
                                                           -------    --------       --------
  Cash and cash equivalents, end of period...............  $14,950    $  3,235       $ 11,470
                                                           =======    ========       ========
  Supplemental disclosure of cash flow information:
     Income taxes paid...................................  $ 1,148    $  4,219       $  5,902
     Interest paid.......................................       41         294          5,183

          See accompanying notes to consolidated financial statements.

                     PARTY CITY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  RECENT DEVELOPMENTS

  Consolidated Financial Statements

     Party City Corporation (the "Company") is incorporated in the State of Delaware and operates retail party goods stores within the continental United States and sells franchises on an individual store and area franchise basis throughout the United States, Puerto Rico, Spain, Portugal and Canada. As of July 3, 1999, the Company had 215 Company-owned stores and 178 franchise stores in its network. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Party City Michigan, Inc. All significant intercompany balances and transactions have been eliminated.

     The Company was unable to issue audited financial statements for the year ended December 31, 1998 and timely file its 1998 Annual Report on Form 10-K with the Securities and Exchange Commission ("SEC") primarily because of difficulties associated with taking the year-end physical inventories and the related reconciliation process. The Company has taken a complete physical inventory as of July 3, 1999, and prepared consolidated financial statements for the eighteen-month period from January 1, 1998 to July 3, 1999. As a result of the failure to file the Form 10-K by March 31, 1999, the Company was in default of Nasdaq's continued listing requirements. Trading in the Company's common stock was halted on May 6, 1999, and the Company was delisted on July 20, 1999.

     Effective July 3, 1999, the Company changed its fiscal year end for financial reporting from December 31 to the Saturday nearest to June 30. The Company continues to use December 31 as its tax year end. The change to a 52-53 week calendar was made to facilitate comparable store sales computations. The term "Fiscal Year" refers to the 52-53 weeks ending the Saturday nearest June 30, unless otherwise noted.

  Financing Agreements

     On April 24, 1998, the Company refinanced and replaced its then existing $20 million loan facility with a $60 million secured revolving line of credit agreement with a group of banks maturing April 24, 2001 (as amended, the "Credit Agreement"). Advances under the Credit Agreement originally bore interest, at the Company's option, at the agent bank's base rate (the higher of the bank's prime rate or the federal funds rate plus 1/2% per annum) or LIBOR plus an applicable margin. The Company's failure to issue its consolidated financial statements on a timely basis is a default under the Credit Agreement. In addition to this default, the Company did not meet certain of its financial covenants, including those relating to minimum levels of profitability, net worth, liquidity, fixed charge coverage and others. Consequently, the Company's debt was subject to acceleration and is classified as a current liability in the consolidated balance sheet at July 3, 1999. The Credit Agreement is secured by all the assets of the Company. Additionally, the Credit Agreement restricts the payment of dividends.

     On August 16, 1999 the Company entered in the following agreements with its existing bank lenders under the Credit Agreement (the "Banks"), a new group of investors (the "Investors") and its trade vendors. The bank lenders and the Company entered into a Standstill and Forbearance Agreement (the "Bank Forbearance Agreement"). Under the Bank Forbearance Agreement, the Banks have agreed not to exercise rights and remedies based upon any existing defaults until June 30, 2000 unless a further event of default occurs. The Company has agreed to reduce its outstanding bank borrowings from the $58.6 million outstanding at July 3, 1999, to $15 million by October 30, 1999, to increase the interest rate on its bank debt to 2% over the bank's prime interest rate and to pay a forbearance fee of $580,000. Company management intends to refinance its outstanding indebtedness to the Banks with an asset-based lending arrangement. There

                     PARTY CITY CORPORATION AND SUBSIDIARY
is no assurance such a lending arrangement can be obtained. The $15 million anticipated to be outstanding at October 30, 1999 is due June 30, 2000 unless the Bank Forbearance Agreement is extended or amended.

     On August 17, 1999, the Company received $30 million in financing from the Investors. The Investors purchased senior secured notes and warrants pursuant to separate securities purchase agreements (the "Securities Purchase Agreements") each dated as of August 16, 1999. Under these Securities Purchase Agreements, the Company issued (i) $10 million of its 12.5% Secured Notes due 2003 (the "A Notes"); (ii) $5 million of its 13.0% Secured Notes due 2003 (the "B Notes");
(iii) $5 million of its 13.0% Secured Notes due 2002 (the "C Notes"); (iv) $10 million of its 14.0% Secured Notes due 2004 (the "D Notes", and together with the A Notes, the B Notes and the C Notes, the "Notes"); and (v) warrants (the "Warrants") to purchase 6,880,000 shares of the Company's common stock at an initial exercise price of $3.00 per share. Up to $15 million of the Notes is secured by a first lien that is pari pasu with the liens under the Credit Agreement. The Notes are secured by a second lien on all of the Company's assets. The Company issued the Warrants in connection with the sale of the C Notes and the D Notes. The Warrants may be exercised before the close of business on August 16, 2006. The shares of Common Stock reserved for issuance under the Warrants represent approximately 35% of the shares of Common Stock outstanding assuming the exercise of the Warrants.

     The Company also entered into an Investor Rights Agreement (the "Investor Rights Agreement") with the Investors and the chief executive officer of the Company. In this agreement, the Company granted registration rights with respect to shares of common stock. The Company has agreed to nominate two individuals designated by the Investors to its Board of Directors. Under the Investor Rights Agreement, the Investors agree that they will not, without the prior written consent of the Board of Directors, (i) acquire or agree to acquire, publicly offer or make any public proposal with respect to the possible acquisition of
(a) beneficial ownership of any securities of the Company, (b) any substantial part of the Company's assets, or (c) any rights or options to acquire any of the foregoing from any person; (ii) make or in any way participate in any "solicitation" of "proxies" (as such terms are defined in the rules of the Securities Exchange Act of 1934, as amended) to vote, or seek to advise or influence any person with respect to the voting of any voting securities of the Company; or (iii) make any public announcement with respect to any transaction between the Company or any of its securities holders and the Investors, including without limitation, any tender or exchange offer, merger or other business combination of a material portion of the assets of the Company. These standstill provisions terminate if the Company's consolidated earnings before interest, taxes, depreciation and amortization and exclusive of special charges, as defined in the Investor Rights Agreement, do not meet specified targets.

     Party City's trade vendors representing approximately $36.4 million of trade debt have also entered into an agreement with the Company. Pursuant to a Vendor Standstill and Forbearance Agreement ("Vendor Forbearance Agreement"), these trade vendors agreed to forbear from taking any action against Party City until January 15, 2000, unless an event of default occurs. The trade vendors have received promissory notes from Party City representing one-third of their unpaid balances as of May 1, 1999 (the "Trade Notes"). The Trade Notes bear interest at a rate of 10% per year and mature on November 15, 1999. Interest on the Trade Notes is due on January 15, 2000, unless the bank debt is refinanced before then. On January 15, 2000, the Company management believes it will resume normal credit terms with the substantially all its vendors. Upon such event, management believes the remaining two-thirds of the unpaid claims as of May 1, 1999, will be satisfied through individual arrangements with its vendors. However, there can be no assurance that the Company will successfully conclude these arrangements. Separately, certain seasonal trade vendors have agreed to extend credit to Party City for 30% of purchases for the Halloween, Thanksgiving and end of year holiday seasons. Vendors that have agreed to extend credit will receive a shared lien that is pari passu with the liens of the Credit Agreement on the Company's inventory for the amount of the credit extended.

                     PARTY CITY CORPORATION AND SUBSIDIARY

     Also, in connection with these transactions, one outside director of the Company resigned and two representatives of the Investors joined the Board of Directors.

     The proceeds from the $30 million in new financing have been used as follows (in thousands):

Purchase of seasonal inventory..............................    $20,000
Payment of amounts under the Credit Agreement...............      4,000
Transactions fees...........................................        450
Working capital.............................................      5,550
                                                                -------
          Total proceeds....................................    $30,000
                                                                =======

     The Company's unaudited pro forma consolidated balance sheet as of July 3, 1999, after giving effect to the transactions described above, is as follows (in thousands):

                                                    JULY 3,      PRO FORMA      PRO FORMA
                                                      1999      ADJUSTMENTS    JULY 3, 1999
                                                    --------    -----------    ------------
                                                                (UNAUDITED)    (UNAUDITED)
                      ASSETS
Cash and cash equivalents.........................  $ 11,470     $ 25,550        $ 37,020
Merchandise inventory.............................    47,016           --          47,016
Other current assets..............................    29,615           --          29,615
                                                    --------     --------        --------
  Total current assets............................    88,101       25,550         113,651
Property and equipment............................    50,557           --          50,557
Goodwill, net.....................................    18,483           --          18,483
Other assets......................................       906          450           1,356
                                                    --------     --------        --------
          Total Assets............................  $158,047     $ 26,000        $184,047
                                                    ========     ========        ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable -- trade.......................  $ 45,114     $(12,133)       $ 32,981
  Trade Notes.....................................        --       12,133          12,133
  Accrued expenses................................    10,145           --          10,145
  Credit Agreement................................    58,550       (4,000)         54,550
  Other current liabilities.......................       986           --             986
                                                    --------     --------        --------
          Total current liabilities...............   114,795       (4,000)        110,795
Long-term Liabilities:
  Senior Secured Notes............................        --       28,200          28,200
  Other long-term liabilities.....................     7,318           --           7,318
Stockholders' equity..............................    35,934        1,800          37,734
                                                    --------     --------        --------
          Total liabilities and stockholders
            equity................................  $158,047     $ 26,000        $184,047
                                                    ========     ========        ========

  Sales of Company-Owned Stores

     In order to meet the cash flow requirements of the Halloween seasonal purchase of inventory and to meet the requirements of the Bank Forbearance Agreement, the Company began a program to identify stores for sale to existing franchisees to generate working capital. Eighteen stores with a net book value of approximately $9,150,000 were sold to franchisees, of which seventeen stores with a net book value of approximately $8,750,000 were sold subsequent to July 3, 1999. In connection with the sales, normal franchise fees were

                     PARTY CITY CORPORATION AND SUBSIDIARY
waived for negotiated periods up to five years. The total proceeds from the sales of these stores are approximately $9,883,000, of which $9,683,000 was received subsequent to July 3, 1999. The net proceeds from the sale of stores is required under the Bank Forbearance Agreement to be used to pay down the outstanding borrowings under the Credit Agreement.

  Management Plan

     In addition to the negotiation of agreements discussed above, Company management is evaluating various strategies for improving the Company's results of operations, operating controls, expansion and franchising strategies, management information systems needs and other aspects of the business. These strategies are designed to improve the profitability from operations and improve management insight into merchandising decisions and operating controls. There is no assurance that the Company will achieve the operating improvements discussed above.

     Company management is also seeking replacement financing for the Credit Agreement. Management has initiated contact with several asset-based lenders to provide such a facility. If the Company is successful in obtaining an asset-based lending arrangement, such a facility will assist the Company in meeting its short-term liquidity needs for the next year. There is no assurance at this time that the Company will be successful in obtaining this financing facility.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent on the Company's achieving its minimum operating plan, obtaining satisfactory financing and establishing normal credit terms with its vendors. There can be no assurance that the Company will be successful in negotiating these vendor and financing arrangements on terms that it will consider acceptable, or at all, or that the terms of such arrangements will not impair the Company's ability to conduct its business in accordance with its minimum operating plan.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents

     The Company considers its highly liquid investments purchased as part of daily cash management activities to be cash equivalents.

  Fair Value of Financial Instruments

     Financial instruments consist of cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amounts reported in the balance sheets of such financial instruments approximate their fair market values due to their short-term maturity.

  Allowance for Doubtful Accounts

     The allowance for doubtful accounts on receivables from franchisees at December 31, 1997 and July 3, 1999 was $48,000 and $379,000 respectively.

  Merchandise Inventory

     The Company values its inventory at the lower of average cost (which approximates FIFO) or market. Provision for obsolete and slow moving inventory is charged to operations in the period in which such estimates are determined by management.

                     PARTY CITY CORPORATION AND SUBSIDIARY

  Advance Merchandise Payments

     In order to continue shipments of merchandise from suppliers while the Company is in arrears on its trade payables, merchandise purchases are being made primarily on a cash-in-advance basis as an on-account payment and classified in current assets. As merchandise inventory attributable to these on-account payments is received in the stores, an adjustment is made in the Company's accounting records to reflect the purchase in merchandise inventory and reduce the advance merchandise payments account. At July 3, 1999, the Company has approximately $9,439,000 in advance merchandise payments.

  Advertising Fund

     Pursuant to its franchise agreements, the Company collects 1% of the net sales of its franchise stores for contribution into the Advertising Fund (the "Ad Fund"). These amounts are restricted in their use for advertising on behalf of the franchisees. Receipts and disbursements are not recorded as income or expense since the Company does not have full discretion over the use of the funds. The Company also contributes 1% of net sales of its owned stores into the Ad Fund. To cover the expenses of fund administration, the Company charges the Ad Fund a management fee equal to 5% of the funds contributed by franchisees. During 1996, 1997, and the period from January 1, 1998 to July 3, 1999, Ad Fund management fees of $134,000, $210,000 and $437,000, respectively, were collected by the Company and credited to general and administrative expense.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets or, where applicable, the terms of the respective leases, whichever is shorter. Property and equipment placed in service prior to January 1, 1993, are depreciated using an accelerated method. The difference between the two methods is not material. The Company uses estimated useful lives of five to seven years for furniture, fixtures and equipment. Capitalized software costs are amortized on a straight-line basis over their estimated lives of three to five years, beginning in the year the assets were placed into service.

     Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements of fixed assets are capitalized after making the necessary adjustments to the asset and accumulated depreciation of the items renewed or replaced.

  Impairment of Long-lived Assets and Intangibles

     The Company reviews long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable.

  Intangibles

     Trademarks, which are included in other assets, consist primarily of capitalized legal costs and are being amortized using the straight-line method over the estimated useful lives of the assets. The excess of purchase price over the fair value of the net assets acquired in connection with the purchase of franchise stores ("goodwill") is being amortized on a straight-line basis over 15 years.

  Deferred Rent

     The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the noncancelable lease term.

                     PARTY CITY CORPORATION AND SUBSIDIARY

  Income Taxes

     The Company files a consolidated Federal income tax return. Separate state income tax returns are filed with each state in which the Company conducts business. The Company accounts for its income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

  Stock Options

     As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans. The Company will continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has complied with the disclosure requirements of SFAS No. 123.

  Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share also includes the dilutive effect of potential common shares (dilutive stock options) outstanding during the period. All earnings per share data for the years ended December 31, 1996 and 1997, has been retroactively adjusted for the three-for-two common stock split that occurred on January 16, 1998.

  Revenue Recognition

     The Company operates predominately as a retailer through its Company owned stores. The retail segment recognizes revenue at the point of sale.

     The Company's franchise segment generates revenues through franchise fees and royalties. Revenue from individual franchise sales, recorded as franchise fees, is recognized by the Company upon completion of the certain initial services, which normally coincide with the opening of the franchisee's store. The Company is obligated in accordance with the terms of each franchisee's respective agreement to provide the following initial services: advice on site location, store design and layout, training and pre-opening assistance. On an ongoing basis, the Company provides assistance regarding sources of supply, pricing, advertising and promotion programs and other defined assistance. Royalty fees are recorded on a monthly basis as a percentage of the franchisee's net sales.

     Area franchise sales represent agreements with franchisees to open a specified number of franchises within defined geographic areas and development periods. The Company's policy is to receive a deposit in advance for each of the potential stores, based on its standard initial franchise fee at the time the contract is signed. Upon receipt, the deposit is recorded as deferred revenue. When the Company satisfies its initial

                     PARTY CITY CORPORATION AND SUBSIDIARY
obligations to the franchisee and the store is opened, the Company recognizes the deposit as revenue. Information regarding franchise activity follows:

                                                                NUMBER OF STORES
                                                        ---------------------------------
                                                          YEAR ENDED
                                                         DECEMBER 31,       PERIOD FROM
                                                        --------------    JANUARY 1, 1998
                                                        1996      1997    TO JULY 3, 1999
                                                        ----      ----    ---------------
Franchise stores in operation at beginning of the
  period..............................................  132       164           158
Franchise stores opened during the period.............   32        19            30
Franchise stores acquired during the period...........   --       (24)           (9)
Stores sold by the Company............................   --        --             1
Franchise stores closed during the period.............   --        (1)           (2)
                                                        ---       ---           ---
Franchise stores in operation at the end of the
  period..............................................  164       158           178
                                                        ===       ===           ===

  Store Opening and Closing Costs

     New store opening costs are expensed as incurred. In the event a store is closed before its lease expires, the estimated lease obligation, less any sublease rental income, is provided in the period of closing.

  Advertising Costs

     The costs associated with store advertising are expensed in the period in which the related promotion and sales occur. Advertising expense was approximately $2.3 million, $7.0 million and $23.4 for the years ended December 31, 1996 and 1997, and the period from January 1, 1998 to July 3, 1999, respectively.

  Effect of New Accounting Standards

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this statement did not have an impact on the Company's consolidated financial statements as the Company has no items of comprehensive income.

     Effective January 1, 1998, the Company adopted AICPA Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires the Company to capitalize certain software development costs. Generally, once the capitalization criteria of the SOP have been met, external direct costs of materials and services used in development of internal-use software, payroll and payroll-related costs for employees directly involved in the development of internal-use software and interest costs incurred when developing software for internal use are to be capitalized. The adoption of this SOP had no impact on the consolidated financial statements because the SOP requires the change to be implemented prospectively.

     Effective January 1, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that business enterprises report information about operating segments in financial statements and related disclosures about products and services, geographical areas and major customers. The Company has adopted this statement and expanded its disclosure of its retail and franchise segments.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and

                     PARTY CITY CORPORATION AND SUBSIDIARY
hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value.

     For Fiscal 2001, the Company is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on its financial position or results of operations.

  Seasonality

     The Company's business is subject to substantial seasonal variations. Historically, the Company has realized a significant portion of its net sales and substantially all of its net income for the year during the fourth calendar quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to sales for end of year holidays. The Company's results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings. The Company believes this general pattern will continue in the future.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include provision for obsolete and slow-moving inventory, liability for incurred but not reported medical claims and accrued workers compensation claims.

  Concentration

     The Company relies on its suppliers for the purchase of its merchandise. That Company had two suppliers who in the aggregate constituted approximately 21% of the Company's purchases for the eighteen-month period ended July 3, 1999. The loss of either of these suppliers would adversely affect the Company's operations.

  Reclassifications

     Certain reclassifications have been made to the consolidated financial statements in prior periods to conform to the current period presentation.

3.  ACQUISITIONS

  1997 Acquisitions

     On February 28, 1997, the Company acquired six franchise stores. Four of the stores acquired were owned by Steven Mandell, then the Company's Chairman and President through May 1999 and a member of the Board of Directors until September 17, 1999. Such stores were acquired for an aggregate purchase price of $5.2 million. The remaining two stores were owned by Perry Kaplan, a former executive officer and Director of the Company. Such stores were acquired for an aggregate purchase price of $1.3 million. On August 1, 1997, the Company acquired three franchise stores; two stores in the Southern California market and one store in Staten Island, New York. Through these transactions, the Company acquired certain development rights to the Southern California and Staten Island, New York markets. The aggregate purchase price of these transactions was approximately $3.3 million. On August 27, 1997 the Company acquired two franchise stores in the Chicago market and on September 12, 1997 the Company acquired two franchise stores in Virginia. The aggregate purchase price of these transactions was approximately $3.9 million. On September 2, 1997, the Company acquired 11 franchise stores in the Dallas/Fort Worth market. The purchase price of this

                     PARTY CITY CORPORATION AND SUBSIDIARY
transaction was approximately $8.2 million. Additionally, the acquisition agreement provides that the Company has acquired the rights for any future development in the Dallas/Fort Worth market.

  1998 Acquisitions

     On March 27, 1998, the Company acquired one franchise store in the Miami, Florida market. The purchase price of this transaction was approximately $0.3 million. On June 28, 1998, the Company acquired three franchise stores in the Memphis, Tennessee market. The purchase price of this transaction was approximately $1.9 million. As discussed in Note 1, in order to meet cash flow requirements, the Company sold the three Memphis stores to a franchisee in August 1999. On August 31, 1998, the Company acquired four franchise stores in the Chicago market from Duayne Weinger, a director of the Company. The purchase price of this transaction was $3.9 million. On September 23, 1998, the Company acquired one franchise store in the Houston market. The purchase price of this store was approximately $0.5 million.

     The acquisitions have been accounted for under the purchase method of accounting. The results of operations of the acquired stores are included in the financial statements from the date of acquisition. Goodwill of $14.1 million in 1997 and $6.2 million in 1998 was recorded in connection with these acquisitions and is being amortized on a straight-line basis over 15 years.

     The pro forma results below are not necessarily indicative of the results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future. Assuming the stores acquired during the year ended December 31, 1997 and 1998, were acquired on January 1, 1997, the pro forma results would have been as follows (in thousands, except per share amounts) (unaudited):

                                                                               PERIOD FROM
                                                           YEAR ENDED        JANUARY 1, 1998
                                                        DECEMBER 31, 1997    TO JULY 3, 1999
                                                        -----------------    ---------------
Total revenues........................................      $174,817            $458,422
Net income (loss).....................................         8,834             (11,048)
Basic earnings (loss) per share.......................      $   0.75            $  (0.89)
Diluted earnings (loss) per share.....................          0.73               (0.89)

4.  OTHER CURRENT ASSETS

     Other current assets consist of the following (in thousands):

                                                          DECEMBER 31, 1997    JULY 3, 1999
                                                          -----------------    ------------
Restricted cash from advertising fund...................       $  290            $    68
Receivables from franchisees:
  Royalty fees..........................................        1,069              1,124
  Other.................................................          386                977
Deferred income taxes...................................          382              4,225
Prepaid and other assets................................        5,713              6,934
                                                               ------            -------
                                                               $7,840            $13,328
                                                               ======            =======

                     PARTY CITY CORPORATION AND SUBSIDIARY

5.  OTHER ASSETS

     Other assets consist of the following (in thousands):

                                                              DECEMBER 31,
                                                                  1997        JULY 3, 1999
                                                              ------------    ------------
Deferred income taxes.......................................     $  572           $ --
Other.......................................................        598            906
                                                                 ------           ----
                                                                 $1,170           $906
                                                                 ======           ====

6.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                              DECEMBER 31,
                                                                  1997        JULY 3, 1999
                                                              ------------    ------------
Equipment...................................................    $ 9,041         $ 24,570
Furniture...................................................     10,974           23,318
Leasehold improvements......................................      7,550           16,112
Automobiles.................................................        118              102
                                                                -------         --------
                                                                 27,683           64,102
Less: accumulated depreciation and amortization.............     (3,484)         (13,545)
                                                                -------         --------
                                                                $24,199         $ 50,557
                                                                =======         ========

7.  IMPAIRMENT OF LONG-LIVED ASSETS

     For the period from January 1, 1998 to July 3, 1999, the Company recorded an impairment charge of $300,000 relating to goodwill and fixed assets for five stores. These stores have not achieved expected sales and earnings. The Company determined that each store's projected cash flow could not support future amortization of the remaining goodwill and fixed assets and an impairment charge was warranted. The amount of impairment charge was measured on the basis of projected discounted cash flows using a discount rate indicative of the Company's average cost of funds. The Company will continually assess the recoverability of goodwill and fixed asset balances of all long-lived assets and intangibles. The impairment charge is applicable to the Company's retail segment and is included in general and administrative expense in the consolidated statement of operations. No impairment charge was incurred in the years ended December 31, 1996 and 1997.

8.  ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                              DECEMBER 31,
                                                                  1997        JULY 3, 1999
                                                              ------------    ------------
Accrued salaries and benefits...............................     $2,228         $ 1,819
Sales and use taxes.........................................      1,709           1,741
Other.......................................................      3,057           6,585
                                                                 ------         -------
                                                                 $6,994         $10,145
                                                                 ======         =======

                     PARTY CITY CORPORATION AND SUBSIDIARY

9.  EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

                                                        YEAR ENDED
                                                       DECEMBER 31,         PERIOD FROM
                                                     -----------------    JANUARY 1, 1998
                                                      1996      1997      TO JULY 3, 1999
                                                     ------    -------    ---------------
Net income (loss)..................................  $3,756    $ 7,670       $(11,629)
Average shares outstanding.........................   9,802     11,749         12,426
Earnings (loss) per share -- basic.................  $ 0.38    $  0.65       $  (0.94)
Dilutive effect of stock options...................     194        290             (a)
Average common and common equivalent shares
  outstanding......................................   9,996     12,039         12,426
Earnings (loss) per share -- diluted...............  $ 0.38    $  0.64       $  (0.94)

---------------
(a) In periods with losses, options were excluded from the computation of diluted earnings per share because they would be antidilutive.

    Options to purchase, 119,250 and 1,026,820 common shares at prices ranging from $3.84 to $34.44 per share were outstanding at December 31, 1996 and July 3, 1999, respectively, but were not included in the computation of dilutive earnings per share because the exercise price of the options exceeds the average market price.

10.  STOCKHOLDERS EQUITY AND STOCK OPTIONS

     The Company has 25,000,000 shares authorized of its $.01 par value common stock at December 31, 1997 and July 3, 1999. Shares issued and outstanding were 12,300,095 and 12,455,538 at December 31, 1997 and July 3, 1999, respectively.

     On March 27, 1996, the Company completed an initial public offering ("IPO") of 2,550,000 shares of common stock, $.01 par value, issued by the Company, at an IPO price of $6.67 per share. Proceeds to the Company, net of offering expenses of $1,990,000, were $15,010,000.

     On May 8, 1997, the Company completed a secondary public offering of its common stock. The total offering was for 3,360,000 shares of common stock, of which 1,800,000 shares were offered by the Company and 1,560,000 were offered by certain selling stockholders. The offering price was $8.67 per share. Proceeds to the Company net of offering expenses were $14,185,000. On December 18, 1997, the Board of Directors declared a three-for-two common stock split effective January 16, 1998. All common stock and per share data has been retroactively adjusted for the stock split.

     The Company maintains the Amended and Restated 1994 Stock Option Plan (the "1994 Plan") pursuant to which options may be granted to employees, directors and consultants for the purchase of the common stock of the Company. On March 6, 1998, the Board of Directors of the Company amended the 1994 Option Plan to increase the number of shares available for the grant of options under the 1994 Plan from 900,000 shares to 1,800,000 shares. This amendment was ratified by the Company's stockholders on June 22, 1998.

     The 1994 Plan, as amended, permits the Company to grant incentive and non-qualified stock options to purchase an aggregate of 1,800,000 shares of the Company's common stock, as adjusted for the three-for-two common stock split that occurred on January 16, 1998. Such options may be incentive stock options or non-qualified options. Any employee of the Company or any subsidiary of the Company is eligible to receive incentive stock options and non-qualified stock options under the 1994 Plan. Non-qualified stock options may

                     PARTY CITY CORPORATION AND SUBSIDIARY
be granted to employees as well as non-employee directors and consultants of the Company under the 1994 Plan as determined by the Board or the Compensation Committee.

     The term of an option is determined by the Compensation Committee of the Board. The exercise price of the shares covered by an incentive stock option may not be less than the fair value of the shares at the time of grant. The exercise price of the shares covered by a non-qualified option need not be equal to the fair value of the stock at the date of grant, but may be granted with an exercise price as determined by the Compensation Committee. The options granted prior to November 1997 vest one-third each year, over a period of three years. Options granted after November 1997 vest over four-year and five-year periods, vesting ratably starting in the second year after the date of grant.

     The following tables summarize information about stock option transactions for the 1994 Plan:

                                                                                WEIGHTED
                                                                            AVERAGE EXERCISE
                                                        NUMBER OF SHARES         PRICE
                                                        ----------------    ----------------
Balance at January 1, 1996............................       255,000              2.69
Granted...............................................       422,250              9.59
Exercised.............................................       (54,999)             3.18
Canceled..............................................       (88,001)             6.00
                                                           ---------
Balance at December 31, 1996..........................       534,250              7.54
Granted...............................................       583,625             12.66
Exercised.............................................       (56,600)             4.62
Canceled..............................................       (64,250)            10.59
                                                           ---------
Balance at December 31, 1997..........................       997,025             10.51
Granted...............................................       527,500             17.71
Exercised.............................................      (155,449)             4.86
Canceled..............................................      (342,250)            18.28
                                                           ---------             -----
Balance at July 3, 1999...............................     1,026,826             12.47
                                                           =========
Options Exercisable at:
December 31, 1996.....................................       142,500
December 31, 1997.....................................       244,650
July 3, 1999..........................................       448,701

RANGE OF EXERCISE

                                           OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                ------------------------------------------      ---------------------------
                                                    WEIGHTED
                                                     AVERAGE      WEIGHTED                         WEIGHTED
                                    NUMBER          REMAINING     AVERAGE           NUMBER         AVERAGE
                                  OUTSTANDING      CONTRACTUAL    EXERCISE        EXERCISABLE      EXERCISE
RANGE OF EXERCISE PRICES        AT JULY 3, 1999       LIFE         PRICE        AT JULY 3, 1999     PRICE
------------------------        ---------------    -----------    --------      ---------------    --------
$3.84 to $9.50                       183,650          8.31         $ 6.28            89,150         $ 7.00
$9.68 to $10.00                      212,750          7.53          10.00           124,500          10.00
$10.17 to $11.00                     228,076          7.92          10.60           129,201          10.37
$11.56 to $16.00                     225,600          8.38          13.64            69,850          13.99
$16.33 to $34.44                     176,750          8.62          22.78            36,000          22.21
-----------------------------------------------------------------------------------------------------------
$3.84 to $34.44                    1,026,826          8.13          12.47           448,701          11.11

                     PARTY CITY CORPORATION AND SUBSIDIARY

     The Company measures compensation cost under APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized in connection with the 1994 Plan in the accompanying consolidated financial statements. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for grants in the respective periods:

                                                        YEAR ENDED
                                                       DECEMBER 31,           PERIOD FROM
                                                  ----------------------    JANUARY 1, 1998
                                                    1996         1997       TO JULY 3, 1999
                                                  ---------    ---------    ---------------
Expected volatility.............................     35%          40%           120%
Expected lives..................................  6.0 years    4.3 years     5.0 years
Risk-free interest rate.........................    6.50%        5.7%           5.5%
Expected dividend yield.........................     0%           0%             0%

     Set forth below are the Company's net income (loss) and earnings (loss) per share presented "as reported" and pro forma as if compensation cost were recognized in accordance with the provisions of SFAS No. 123 (in thousands, except per share data):

                                                  YEAR ENDED DECEMBER 31,       PERIOD FROM
                                                  ------------------------    JANUARY 1, 1998
                                                    1996            1997      TO JULY 3, 1999
                                                  --------        --------    ---------------
Net income (loss):
  As reported...................................   $3,756          $7,670        $(11,629)
  Pro-forma.....................................    3,345           6,944         (13,775)
Basic earnings (loss) per share:
  As reported...................................   $ 0.38          $ 0.65        $  (0.94)
  Pro-forma.....................................     0.34            0.59           (1.11)
Diluted earnings (loss) per share:
  As reported...................................   $ 0.38          $ 0.64        $  (0.94)
  Pro-forma.....................................     0.33            0.58           (1.11)

11.  INCOME TAXES

     The provision for income tax expense consists of the following (in thousands):

                                                           YEAR ENDED
                                                          DECEMBER 31,        PERIOD FROM
                                                        ----------------    JANUARY 1, 1998
                                                         1996      1997     TO JULY 3, 1999
                                                        ------    ------    ---------------
Current:
  Federal.............................................  $1,963    $4,519        $2,031
  State...............................................     558       981           242
                                                        ------    ------        ------
                                                         2,521     5,500         2,273
Deferred:
  Federal.............................................    (128)     (464)       (3,438)
  State...............................................     (24)      (79)          167
                                                        ------    ------        ------
                                                          (152)     (543)       (3,271)
                                                        ------    ------        ------
                                                        $2,369    $4,957        $ (998)
                                                        ======    ======        ======

                     PARTY CITY CORPORATION AND SUBSIDIARY

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. In the eighteen-month period ended July 3, 1999, the Company recorded a valuation allowance on certain of the Company's deferred tax assets due to uncertainties associated with generating taxable income needed to recover such assets. Since it is presently uncertain when the Company would generate sufficient taxable income, the Company determined it was more likely than not that such deferred tax assets could not be recovered.

     The Company has changed its year end for financial reporting to the 52-53 week year ending closest to June 30 effective the period ended July 3, 1999. The tax year end remains December 31. The estimated tax loss for the six months ended July 3, 1999, will be included in the tax year ended December 31, 1999. If such a loss exists for the tax year ending December 31, 1999, its can be carried back two years and forward 20 years.

     Significant components of the net deferred tax asset at December 31, 1997 and July 3, 1999 are as follows (in thousands):

                                                              DECEMBER 31,
                                                                  1997        JULY 3, 1999
                                                              ------------    ------------
Current:
  Inventory.................................................     $  274          $1,218
  Vacation pay accrual......................................         94             183
  Reserves not currently deductible.........................          -             401
  Amortization of goodwill..................................          -             220
  Part year federal net operating loss......................          -           4,225
  Deferred state taxes......................................          -             184
  Valuation allowance.......................................          -          (2,206)
  Other.....................................................         14               -
                                                                 ------          ------
     Net current deferred tax asset.........................     $  382          $4,225
                                                                 ======          ======
Non-current:
  Deferred rent.............................................     $1,259          $2,525
  Start-up costs............................................         20            (404)
  Property and equipment....................................       (672)         (2,187)
  Deferred state taxes......................................        (35)           (184)
  Part year federal and state net operating loss............         --           1,640
  AMT credit................................................         --             347
  Valuation allowance.......................................         --          (1,737)
                                                                 ------          ------
     Non-current deferred tax asset.........................     $  572          $   --
                                                                 ======          ======

     The following table reconciles the statutory Federal income tax rate with the effective rate of the Company for the periods ended:

                                                          DECEMBER 31,      PERIOD FROM
                                                          ------------    JANUARY 1, 1998
                                                          1996    1997    TO JULY 3, 1999
                                                          ----    ----    ---------------
Federal statutory rate/(benefit)........................  34.0%   35.0%        (34.0%)
State income taxes net of federal benefit...............   5.6     4.7           2.1
Valuation allowance.....................................    --      --          23.0
Other...................................................  (0.9)   (0.4)          1.2
                                                          ----    ----        ------
Effective tax rate/(benefit)............................  38.7%   39.3%         (7.7%)
                                                          ====    ====        ======

                     PARTY CITY CORPORATION AND SUBSIDIARY

12.  EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution 401(k) savings plan (the "401(k) Plan") covering all eligible employees. Participants may defer between 1% and 15% of annual pre-tax compensation subject to statutory limitations. The Company contributes an amount as determined by the Board of Directors. Such amount has been established as 50% of the employee's contribution up to $1,000.

     For the years ended December 31, 1996, 1997 and the period from January 1, 1998 to July 3, 1999, $45,000, $65,000, and $107,000 were expensed under the
401(k) Plan.

13.  RELATED PARTY TRANSACTIONS

     The former president of the Company and a major stockholder owned all of the outstanding shares of two party supplies stores for which no royalty fees were charged. This officer was also the majority owner of two additional franchise stores and was a 50% owner of one franchise through 1995. The Company received royalty fees based on 3.0% of net sales from the majority owned stores. In addition, a former Director of the Company owned two franchises and was a 50% owner of one franchise through 1995, for which the franchisee paid royalty fees of 2.0% of net sales. On February 28, 1997, the Company acquired these six franchise stores.

     Furthermore, another former officer of the Company owned two franchises. On August 1, 1997, the Company acquired one of these stores. The Company charged the officer approximately $0 and $19,000 for rent for the years ended December 31, 1996 and 1997. A current executive of the Company owns one franchise store.

     Royalty fees of $208,000, $24,000 and $82,000 relating to the above are included in the accompanying consolidated financial statements for the years ended December 31, 1996, and 1997 and the period ended July 3, 1999, respectively.

     The Company and its affiliates employed common bookkeeping personnel, for which the Company charged its affiliates approximately $94,000, $14,000 and $19,000 for the years ended December 31, 1996 and 1997, and the period ended July 3, 1999 respectively. As of July 3, 1999, all such services were terminated. Office expenses allocated from the affiliate to the Company are based upon the square footage occupied by the Company. Personnel costs allocated to the affiliate are based upon an analysis of the percentage of time individuals devote to services for the affiliate stores. Management believes that both allocation methods are reasonable to determine the appropriate expenses to be allocated.

     On August 31, 1998, the Company acquired four franchise stores in the Chicago market from a director of the Company at a purchase price of $3.9 million.

     In June 1999, a major shareholder and director of the Company granted an option to acquire 1,000,000 shares of the shareholder's common stock to the current chief executive officer. The option vested immediately and has an exercise price of $3.00 a share, the fair value of the common stock at date of grant. The option expires in June 2004.

14.  LEASE COMMITMENTS

  Leases

     The Company leases real estate in connection with the operation of corporate retail stores as well as its corporate office. The store leases are for properties ranging in size from 6,750 to 15,900 square feet. The terms range from five years to twenty years, and expire by 2016. The leases contain escalation clauses, renewal

                     PARTY CITY CORPORATION AND SUBSIDIARY
options from five years to ten years and obligations for reimbursement of common area maintenance and real estate taxes. Certain leases contain contingent rent based upon specified sales volume. For the years ended December 31, 1996 and 1997, and the period from January 1, 1998 to July 3, 1999, no such contingent rent was paid.

     At July 3, 1999, the Company leases 29 motor vehicles. The terms range from 24 to 36 months, and expire by March 2002. Such leases are not being renewed as they expire.

     In August 1997, the Company entered into a five-year capital lease with a present value of approximately $1.6 million for computer hardware and software. The Company has the option to purchase the equipment for a nominal cost at the termination of the lease. The leased hardware and software is included in property and equipment at a net book value of approximately $1.3 million at July 3, 1999.

     Future minimum lease payments under outstanding leases at July 3, 1999, are as follows (in thousands):

                                                                               OPERATING
                                                              CAPITAL LEASE     LEASES
                                                              -------------    ---------
Fiscal year ending:
2000........................................................     $  362        $ 33,611
2001........................................................        362          33,741
2002........................................................        362          33,929
2003........................................................         --          33,938
2004........................................................         --          34,071
Thereafter..................................................         --         130,603
                                                                 ------        --------
Total minimum lease payments................................      1,086        $299,893
                                                                               ========
Less amount representing interest...........................        (49)
                                                                 ------
Present value of net minimum lease payments.................      1,037
Less current maturities, included in other liabilities......        319
                                                                 ------
Long-term obligation........................................     $  718
                                                                 ======

     Rent expense for all operating leases was $3,779,000, $11,956,000 and $30,264,000 for the years ended December 31, 1996 and 1997, and the period from January 1, 1998 to July 3, 1999, respectively. The Company is obligated for guarantees, subleases or assigned lease obligations for eight of its franchisees through 2009. The aggregate future minimum payments under these leases are approximately $11,736,000.

15.  COMMITMENTS AND CONTINGENCIES

  Securities Litigation

     The Company has been named as a defendant in the following twelve class action complaints: (1) Weber v. Party City Corp., Steven Mandell, and David Lauber, Civ. Action No. 99-CV-1252; (2) Opus GT Partners LP v. Party City Corp. and Steven Mandell, Civ. Action No. 99-CV-1327; (3) Klein and Shiffrin v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1325; (4) Flynn v. Party City Corp., David Lauber and Steven Mandell, Civ. Action No. 99-CV-1328; (5) Catanzarite v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1317; (6) Tabbert v. Party City Corp. and Steven Mandell, Civ. Action No. 99-CV-1353; (7) Maietta v. Steven Mandell and Party City Corp., Civ. Action No. 99-CV-1386; (8) Barry v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1453; (9) Kurzweil v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1396; (10) Hormel
v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1689; (11) Sacher v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-2238;

                     PARTY CITY CORPORATION AND SUBSIDIARY
and (12) Gross v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-2355. The Company's former Chief Executive Officer and former Chief Financial Officer and Executive Vice President of Operations have also been named as defendants. The complaints have all been filed in the United States District Court for the District of New Jersey. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 1998 and March 19, 1999.

     The complaints allege, among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seek unspecified damages. The plaintiffs allege that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, the Company's financial condition, adequacy of internal controls and compliance with certain loan covenants. The plaintiffs further allege that because of the issuance of a series of false and misleading statements and/or failure to disclose material facts, the price of Party City common stock was artificially inflated.

     On September 13, 1999, the Court signed an Order appointing lead plaintiffs and lead counsel to represent the classes alleged in the complaints. The Order directs plaintiffs to file a consolidated and amended complaint in October 1999.

  Other

     The Company was named as a defendant in a complaint filed with the Supreme Court of the State of New York, County of New York, on January 16, 1998 (the "Complaint"), by each of Party City of Greenbrook, Inc., Party City of Watchung, Inc., Party City of 22, Inc., Party City of Ralph Avenue and Party City of Jersey City, Inc., each a franchisee of the Company. Four of the plaintiffs in the suit have existing Party City franchise stores, with the remaining plaintiff possessing a right of first refusal to develop a Party City store in Watchung, New Jersey.

     The Complaint stated various causes of action, including unjust enrichment, unfair competition, fraud and misrepresentation, breach of contract, misappropriation of information and violations of the New Jersey Franchise Practices Act and the New York State Franchise Sales Act. The crux of the Complaint was that the Company undertook a course of conduct intentionally designed to adversely impact the value of the Plaintiffs' franchise stores in order to permit the Company to purchase such stores at a substantially reduced value. The Company settled the lawsuit on June 30, 1999, at no cost to the Company. In connection with the settlement, the Company agreed to sell the plaintiff one store at its fair value.

     On April 23, 1999, plaintiff Emil Asch, Inc. filed a Complaint in the United States District Court for the Eastern District of New York against the Company and co-defendants Amscan, Inc., Hallmark, Inc., and Rubie's Costume. The Complaint alleges five violations of the Robinson-Patman Act, which pertains to price discrimination, unfair competition tortious interference with contractual relations, and false and deceptive advertising.

     Plaintiff seeks damages of $2 million, as well as treble and punitive damages for certain counts. The Company has answered the Complaint, and discovery should proceed shortly.

     Although the Company's management is unable to express a view on the likely outcome of these litigations because they are in their early stages, they could have a material adverse effect on the Company's business and results of operations.

     In addition to the foregoing, the Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company is aware of no other material existing or threatened litigation to which it is or may be a party.

                     PARTY CITY CORPORATION AND SUBSIDIARY

  Employment Agreements

     The Company has entered into employment agreements with its chief executive officer and the chief financial officer, each for a period of three years. Such agreements expire May and June 2002, respectively. Under the agreements, the executives are entitled to specified salaries over the contract periods and guaranteed bonuses for Fiscal 2000. Future bonuses are provided contingent upon certain Company and individual performance criteria devised by the Company for each period. Severance payments are due in the event the executives are terminated by the Company. The Company's minimum commitment under these agreements is approximately $3.0 million.

16.  SEGMENT INFORMATION

     The Company owns, operates and franchises party supplies stores in the United States and, to a limited extent in Europe. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pre-tax operating profit of each segment. Accordingly, the Company reports two segments - retail and franchising. The retail segment generates revenue through the sale of primarily third-party branded party goods through Company-owned stores. The franchising segment generates revenue through the charge for initial franchise fees and a royalty on retail sales. The accounting policies are described in the summary of significant accounting policies. The Company has no intersegment sales. No single customer accounts for 10% or more of total revenues. Revenues from Europe were not greater than $16,000 in any periods presented. All assets of the Company are located in North America.

                     PARTY CITY CORPORATION AND SUBSIDIARY

     The following table contains key financial information of the Company's business segments (in thousands):

                                                   YEAR ENDED DECEMBER 31,      PERIOD FROM
                                                   -----------------------    JANUARY 1, 1998
                                                     1996          1997       TO JULY 3, 1999
                                                   ---------    ----------    ---------------
RETAIL:
Net revenue......................................   $39,144      $131,028        $434,272
Operating earnings...............................     3,091        12,776          13,631
Identifiable assets..............................    32,441        84,939         146,960
Depreciation/amortization........................       563         2,433           9,492
Capital expenditures.............................     4,356        37,200          39,421
FRANCHISING:
Net revenue......................................   $ 9,447      $ 10,686        $ 16,571
Operating earnings...............................     5,718         6,688          10,551
Identifiable assets..............................     1,193         1,455           2,101
Depreciation/amortization........................        --            --              --
Capital expenditures.............................        --            --              --
CORPORATE/OTHER:
Net revenue......................................   $    --      $     --        $     --
Operating expense................................    (3,160)       (7,049)        (31,795)
Identifiable assets..............................       969         3,221           8,986
Depreciation/amortization........................       183           361           2,335
Capital expenditures.............................       516         2,725           7,606
CONSOLIDATED TOTALS:
Net revenue......................................   $48,591      $141,714        $450,843
Operating earnings (loss)........................     5,649        12,415          (7,613)
Interest expense (income), net...................      (476)         (212)          5,014
                                                    -------      --------        --------
Earnings (loss) before income taxes (benefit)....     6,125        12,627         (12,627)
Income taxes (benefit)...........................     2,369         4,957            (998)
                                                    -------      --------        --------
Net income (loss)................................   $ 3,756      $  7,670        $(11,629)
                                                    =======      ========        ========
Identifiable assets..............................   $34,603      $ 89,615        $158,047
Depreciation/amortization........................       746         2,794          11,827
Capital expenditures.............................     4,872        39,925          47,027

17.  SPECIAL CHARGES AND GENERAL AND ADMINISTRATIVE EXPENSE

     As discussed in Note 1, the Company is in default on its Credit Agreement and also has not been able to liquidate its trade payables in the normal course of business. Consequently, in April 1999, the Company engaged the services of a crisis management firm, and several law firms, accounting firms and consultants to

                     PARTY CITY CORPORATION AND SUBSIDIARY
assist Company management with such tasks as: (1) preparing required projections, (2) contacting additional financing sources, (3) negotiating with and monitoring efforts by a vendor steering committee, (4) negotiating with representatives of the bank group, and (5) other nonrecurring consulting services. Included in general and administrative expense is approximately $5.9 million for these services incurred between March 1999 and July 3, 1999.

     Company management believes these costs to be unusual both in scope of services and magnitude and anticipates similar expenses of approximately $3 million to be required prior to January 31, 2000 to further resolve its financing issues. Such expenses will be recognized as the related services are performed.