Form 10-Q
period 1999-10-02
PARTY CITY CORP
filed 1999-11-16
CIK 1005972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------
     FOR THE QUARTERLY PERIOD ENDED                COMMISSION FILE NUMBER
            OCTOBER 2, 1999                                 0-27826

                                -----------------
                             PARTY CITY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 22--3033692
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

            400 COMMONS WAY                                  07866
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

                                 Yes / / No: /X/

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

       As of November 12, 1999, there were outstanding 12,455,538 shares of Common Stock, $.01 par value.

                             PARTY CITY CORPORATION

                                      INDEX

 Part I.      Financial Information                                            Page No.
                                                                               --------
      Item 1.  Consolidated financial statements

           Consolidated balance sheets - October 2, 1999 (Unaudited) and
             July 3, 1999                                                          3
           Consolidated statements of operations (Unaudited) - For the
             quarters ended October 2, 1999 and September 30, 1998                 4
           Consolidated statements of cash flows (Unaudited) - For the
             quarters ended October 2, 1999 and September 30, 1998                 5
           Notes to Consolidated Financial Statements                              6

      Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                                    10

 Part II.     Other Information

      Item 2.  Changes in Securities                                               14
      Item 3.  Defaults Under Senior Securities                                    14
      Item 6.  Exhibits and Reports on Form 8-K                                    15
      Exhibit Index                                                                15

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                      PARTY CITY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                OCTOBER 2, 1999    JULY 3, 1999
                                                ----------------   ------------
                                                   (UNAUDITED)
                   ASSETS
Current assets:

   Cash and cash equivalents                          $ 4,824        $ 11,470
   Merchandise inventory                               69,444          47,016
   Refundable income taxes                              1,919           6,848
   Advance merchandise payments                         6,794           9,439
   Other current assets                                17,741          13,327
                                                       ------          ------
      Total current assets                            100,722          88,101
Property and equipment, net                            46,619          50,557
Goodwill, net                                          15,754          18,483
Other assets                                            1,393             906
                                                     --------        --------
      Total assets                                   $164,488        $158,047
                                                     ========        ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable - trade                           $48,460         $45,114
   Accrued expenses                                    13,544          10,145
   Borrowings under Credit Agreement                   39,922          58,550
   Senior Notes                                        28,078               -
   Other current liabilities                            1,566             986
                                                     --------        --------
      Total current liabilities                       131,570         114,795
Long-term liabilities:
Deferred rent                                           6,571           6,527
Other long-term liabilities                               707             791

Commitments and contingencies

Stockholders' equity:

   Common stock                                           125             125
   Additional paid-in capital                          35,989          34,024
   Retained earnings                                 (10,474)           1,785
                                                     --------        --------
       Total stockholders' equity                      25,640          35,934
                                                     --------        --------
       Total liabilities and stockholders'
       equity                                        $164,488        $158,047
                                                     ========        ========

          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          QUARTER ENDED
                                                 -------------------------------
                                                 OCTOBER 2,        SEPTEMBER 30,
                                                    1999               1998
                                                    ----               ----
                                                           (Unaudited)
Revenues:
     Net sales                                      $67,813       $56,006
     Royalty fees                                     2,316         2,008
     Franchise fees                                     322           360
                                                    -------       -------
        Total revenues                               70,451        58,374
Expenses:
     Cost of goods sold and occupancy costs          50,717        39,513
     Company-owned stores operating and selling
     expense                                         20,059        17,034
     Franchise expense                                1,124         1,060
     General and administrative expense               8,376         3,195
                                                    -------       -------
           Total expenses                            80,276        60,802
                                                    -------       -------
Loss before interest and income taxes               (9,825)       (2,427)
     Interest expense                                 2,434         1,147
                                                    -------       -------
Loss before income taxes                           (12,259)       (3,575)

     Income tax benefit                                   -       (1,414)
                                                    -------       -------
Net loss                                          $(12,259)      $(2,161)
                                                  =========      ========

     Basic loss per share                           $(0.98)       $(0.17)
                                                    =======       =======
        Weighted average shares outstanding -
        basic                                        12,456        12,441
                                                     ======        ======

     Diluted loss per share                         $(0.98)       $(0.17)
                                                    =======       =======
        Weighted average shares outstanding -
        diluted                                      12,456        12,441
                                                     ======        ======

          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                       QUARTER ENDED
                                                 ------------------------
                                                 OCTOBER 2,    SEPTEMBER 30,
                                                    1999            1998
                                                    ----            ----
                                                       (Unaudited)
Cash flow from operating activities:
Net loss                                          $(12,259)      $(2,161)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization                    2,694         1,907
     Non-cash interest                                  195             -
     Deferred rent                                       44           854
     Loss on sale of stores to franchisees            1,042             -
     Changes in assets and liabilities:
      Merchandise inventory                        (26,962)      (33,786)
      Refundable income taxes                         4,929       (1,875)
      Advance merchandise payments                    2,645             -
      Other current assets                          (4,787)           356
      Other assets                                     (98)          (72)
      Accounts payable - trade                        3,346        31,494
      Accrued expenses                                3,399         5,171
      Income taxes payable                                -           270
      Other current liabilities                       (520)         (205)
      Other long term liabilities                      (84)          (36)
                                                   --------       -------
        Net cash provided by (used in) operating
        activities                                 (26,416)        1,917
Cash flow from investment activities:

     Purchases of property and equipment              (807)      (16,632)
     Proceeds from sale of stores to franchisees      9,877             -
     Stores acquired from franchisees                     -       (4,951)
                                                   --------       -------
        Net cash provided by (used in) investment
        activities                                    9,070      (21,583)
Cash flow provided by financing activities:

     Proceeds from exercise of stock options              -           120
     Proceeds from Senior Notes                      30,000             -
     Payment of Senior Note issuance costs            (673)             -
     Net proceeds from (payments on) Credit
     Agreement                                     (18,628)        15,020
                                                    ------         ------
          Net cash provided from financing

          activities                                 10,699        15,140
                                                     ------        ------
Net increase (decrease) in cash and cash
equivalents                                         (6,646)         4,526
Cash and cash equivalents, beginning of period       11,470         5,089
                                                     ------         -----
Cash and cash equivalents, end of period             $4,824        $  563
                                                     ======        ======

Supplemental disclosure of cash flow information:

     Income taxes paid (refunded)                  ($5,030)        $  193
     Interest paid                                   $1,038          $993

          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

      The consolidated financial statements, except for the July 3, 1999 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of October 2, 1999 and September 30, 1998 and the results of operations and cash flows for the respective quarter then ended. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

    These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the eighteen-month period ended July 3, 1999, included in the Company's Annual Report of Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The July 3, 1999 consolidated balance sheet amounts have been derived from the Company's audited consolidated balance sheet amounts.

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

2.   FINANCING ACTIVITIES

     On April 24, 1998, the Company refinanced and replaced its then existing $20 million loan facility with a $60 million secured revolving line of credit agreement with a group of banks maturing April 24, 2001 (as amended, the "Credit Agreement"). Advances under the Credit Agreement originally bore interest, at the Company's option, at the agent bank's base rate (the higher of the bank's prime rate or the federal funds rate plus 1/2% per annum) or LIBOR plus an applicable margin. The Company's previous failure to issue its consolidated financial statements on a timely basis was a default under the Credit Agreement. In addition to this default, the Company did not meet certain of its financial covenants, including those relating to minimum levels of profitability, net worth, liquidity, fixed charge coverage and others. Consequently, the Company's debt under the Credit Agreement was subject to acceleration and is classified as a current liability in the consolidated balance sheets at October 2, 1999 and July 3, 1999. The Credit Agreement is secured by all the assets of the Company. Additionally, the Credit Agreement restricts the payment of dividends.

     On August 16, 1999 the Company entered into the following agreements with its existing bank lenders under the Credit Agreement (the "Banks"), a new group of investors (the "Investors") and its trade vendors. The bank lenders and the Company entered into a Standstill and Forbearance Agreement (the "Bank Forbearance Agreement"). Under the Bank Forbearance Agreement, the Banks agreed not to exercise rights and remedies based upon any existing defaults until June 30, 2000 unless a further event of default occurs. The Company agreed to reduce its outstanding bank borrowings from the $58.6 million outstanding at July 3, 1999, to $15 million at October 30, 1999, to increase the interest rate on its bank debt to 2% over the bank's prime interest rate and to pay a forbearance fee of $580,000. The Company has reduced its outstanding bank borrowings to $15 million at October 30, 1999. Company management intends to refinance its outstanding indebtedness to the Banks with an asset-based lending arrangement. There is no assurance such a lending arrangement can be obtained. The $15 million outstanding at October 30, 1999 is due June 30, 2000 unless the Bank Forbearance Agreement is extended or amended.

     On August 17, 1999, the Company received $30 million in financing from the Investors. The Investors purchased senior secured notes and warrants pursuant to separate securities purchase agreements (the "Securities Purchase Agreements") each dated as of August 16, 1999. Under these Securities Purchase Agreements, the Company issued (i) $10 million of its 12.5% Secured Notes due 2003 (the "A Notes"); (ii)

$5 million of its 13.0% Secured Notes due 2003 (the "B Notes"); (iii) $5 million of its 13.0% Secured Notes due 2002 (the "C Notes"); (iv) $10 million of its 14.0% Secured Notes due 2004 (the "D Notes", and together with the A Notes, the B Notes and the C Notes, the "Notes"); and (v) warrants (the "Warrants") to purchase 6,880,000 shares of the Company's common stock at an initial exercise price of $3.00 per share. Up to $15 million of the Notes is secured by a first lien that is pari pasu with the liens under the Credit Agreement. The Notes are also secured by a second lien on all of the Company's assets. The Company issued the Warrants in connection with the sale of the C Notes and the D Notes. The Warrants may be exercised before the close of business on August 16, 2006. The shares of Common Stock reserved for issuance under the Warrants represent approximately 35% of the shares of Common Stock outstanding assuming the exercise of the Warrants. The warrants were valued at $1,965,000 based on management's estimate using certain fair value methodologies and represent an original issue discount to the C and D notes. This discount is being amortized using the effective interest method. The effective yield is 18.3% and 18.9% on the C Notes and D Notes, respectively.

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

     Party City's trade vendors representing approximately $36.4 million of trade debt have also entered into an agreement with the Company. Pursuant to a Vendor Standstill and Forbearance Agreement ("Vendor Forbearance Agreement"), these trade vendors agreed to forbear from taking any action against Party City until January 15, 2000, unless an event of default occurs. The trade vendors have received promissory notes from Party City representing one-third of their unpaid balances as of May 1, 1999 (the "Trade Notes"). The Trade Notes bear interest at a rate of 10% per year and mature on November 15, 1999. Interest on the Trade Notes is due on January 15, 2000, unless the bank debt is refinanced before then. On or about January 15, 2000, the Company management believes it will reach agreement to resume normal credit terms with substantially all its vendors. Upon such event, management believes the remaining two-thirds of the unpaid claims that were due as of May 1, 1999, will be satisfied through individual arrangements with its vendors. However, there can be no assurance that the Company will successfully negotiate normal credit terms or conclude these arrangements. Separately, certain seasonal trade vendors have agreed to extend credit to Party City for 30% of purchases for the Halloween, Thanksgiving and end of year holiday seasons. Vendors that have agreed to extend credit will receive a shared lien that is pari passu with the liens of the Credit Agreement on the Company's inventory for the amount of the credit extended. See Note 4 for further discussion.

     Also, in connection with these transactions, one outside director of the Company resigned and two representatives of the Investors joined the Board of Directors.

     The proceeds from the $30 million in new financing have been used as follows (in thousands):

    Purchase of seasonal inventory                                  $20,000
    Payment of amounts under the Credit
    Agreement                                                         4,000
    Transactions fees                                                   673
    Working capital                                                   5,327
                                                                      -----
    Total proceeds                                                  $30,000
                                                                    =======

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

3.      SECURITIES LITIGATION

     The Company has been named as a defendant in the following twelve class action complaints: (1) Weber v. Party City Corp., Steven Mandell, and David Lauber, Civ. Action No. 99-CV-1252; (2) Opus GT Partners LP v. Party City Corp. and Steven Mandell, Civ. Action No. 99-CV-1327; (3) Klein and Shiffrin v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1325; (4) Flynn v. Party City Corp., David Lauber and Steven Mandell, Civ. Action No. 99-CV-1328; (5) Catanzarite v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1317; (6) Tabbert v. Party City Corp. and Steven Mandell, Civ. Action No. 99-CV-1353; (7) Maietta v. Steven Mandell and Party City Corp., Civ. Action No. 99-CV-1386; (8) Barry v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1453; (9) Kurzweil v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1396; (10) Hormel v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1689; (11) Sacher v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-2238: and (12) Gross v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-2355. The Company's former Chief Executive Officer and former Chief Financial Officer and Executive Vice President of Operations have also been named as defendants. The complaints have all been filed in the United States District Court for the District of New Jersey. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 1998 and March 19, 1999.

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

     On September 13, 1999, the Court signed an Order appointing lead plaintiffs and lead counsel to represent the classes alleged in the complaints. The Order directed plaintiffs to file a consolidated and amended complaint in October 1999, which the plaintiffs did and which was served on the Company on or about October 18, 1999.

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

4.      SUBSEQUENT EVENTS

     The Company entered into an agreement with a crisis management firm in April 1999 to assist the Company in restructuring its operations as well as with negotiations with its vendors and banks. Based on the attainment of certain goals in the first quarter of Fiscal 2000, the crisis management firm earned a success fee, which at the option of the crisis management firm is to be paid either in cash or a combination of cash and stock. The Company recorded a liability for the success fee in the first quarter of Fiscal 2000. Subsequent to October 2, 1999, the crisis management firm agreed to accept 80% of its success fee in stock and as such the Company expects to issue approximately 266,667 shares of common stock in the second quarter of Fiscal 2000.

     Pursuant to agreements reached with various vendors in August, 1999, the Company is obligated to make certain payments to its vendors on November 15, 1999. The Company will not satisfy these obligations in full by November 15. The failure to satisfy these obligations constitutes a default under the Bank Forebearance Agreement, Securities Purchase Agreement, Investor Rights Agreement and Vendor Forebearance Agreements to which the Company is a party. The Company is engaged in discussions with its vendors and its lenders in connection with these defaults. There is no assurance that the Company will be able to reach agreement with the vendors and its lenders. As of October 30, 1999, the Company met its requirements to reduce its outstanding bank borrowings under the Credit Agreement to $15 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


                             SELECTED FINANCIAL DATA
                 (in thousands, except per share and store data)

                                                   QUARTER ENDED
                                            OCTOBER 2,       SEPTEMBER 30,
                                               1999               1998
                                               ----               ----
                                                     (UNAUDITED)
STATEMENT OF OPERATIONS DATA
Total revenue                                  $ 70,451        $ 58,374
                                               ========        --------
Company-owned stores
  Net sales                                    $ 67,813        $ 56,006
  Cost of goods sold and occupancy costs         50,717          39,513
                                               --------        --------
  Gross profit                                   17,096          16,493
  Store operating and selling expense            20,059          17,034
                                               --------        --------
  Company-owned stores profit
  contribution (loss)                            (2,963)           (541)
Franchise stores:
  Royalty fees                                    2,316           2,008
  Franchise fees                                    322             360
                                               --------        --------
  Total franchise revenues                        2,638           2,368
  Total franchise expense                         1,124           1,060
                                               --------        --------
  Franchise profit contribution                   1,514           1,308
General and administrative expense:
  Special charges (a)                             4,868               -
  Other general and administrative
  expenses                                        3,508           3,195
                                               --------        --------
                                                  8,376           3,195
                                               --------        --------
Loss before interest and income tax
  benefit                                        (9,825)         (2,428)
Interest expense, net                             2,434           1,147
                                               --------        --------
Loss before income tax benefit                  (12,259)         (3,575)
Income tax benefit                                    -          (1,414)
                                               --------        --------
Net loss                                       $(12,259)       $ (2,161)
                                               ========        ========

Basic earnings per share                       $  (0.98)       $  (0.17)
                                               ========        ========
Diluted earnings per share                     $  (0.98)       $  (0.17)
                                               ========        ========
Weighted average shares outstanding --
  Basic                                          12,456          12,441
Weighted average shares outstanding --
  Diluted                                        12,456          12,441
EBITDA (b)                                     $ (2,263)       $   (520)
Depreciation and amortization                  $  2,694        $  1,907


                                                    QUARTER ENDED
                                                    -------------
                                             OCTOBER 2,    SEPTEMBER 30,
                                                1999           1998
                                                ----           ----
                                                     (Unaudited)
STORE DATA:
   COMPANY-OWNED:
     Stores open at beginning of period            215          148
     Stores opened                                   1           40
     Stores closed                                   -            -
     Stores acquired from franchisees                -            5
     Stores sold to franchisees                   (17)            -
                                                 -----        -----
     Stores open at end of period                  199          193
   FRANCHISE:
     Stores open at beginning of period            178          161
     Stores opened                                  12           12
     Stores closed                                   -            1
     Stores acquired from franchisees                -            5
     Stores acquired from Company                   17            -
                                                 -----        -----
     Stores open at end of period                  207          167
                                                   ===          ===
   Increase (decrease) in company-owned
   same store sales                             (4.5%)         9.2%
   Increase (decrease) in franchise same
   store sales                                    6.9%         1.8%
   Average sales per Company-owned store           332          334

BALANCE SHEET DATA:
   Working capital (deficiency)               $(10,848)     $36,104
   Total assets                                164,488      169,427
   Bank borrowings and other debt               68,000       54,299
   Capital lease obligation                        635          903
   Stockholders' equity                        $25,640      $11,023

(a) Special charges in 1999 relate to consulting services, accounting fees, bank fees, legal fees and other expenses related to the Company's default on its Credit Agreement and related financial transactions. The Company engaged the services of a crisis management consulting firm and numerous other professionals to advise management during the complex negotiations with the bank, vendors and potential investors.

(b) Earnings before interest, taxes, depreciation and amortization, and exclusive of special charges, as defined above.


Quarter Ended October 2, 1999 ("First Quarter") Compared to Quarter Ended September 30, 1998 ("1998 Quarter")

Retail. Net sales from Company-owned stores increased 21.1% to $67.8 million for First Quarter, from $56.0 million for the comparable 1998 Quarter. The First Quarter results include 14 stores which opened during the last calendar quarter of 1998 plus ten stores which opened during the first three calendar quarters of 1999. The 1998 Quarter represents sales from 193 stores, including 40 stores which opened during the third calendar quarter of 1998 and five stores acquired from franchisees during the quarter. Same store sales decreased 4.5% in the First Quarter. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the First Quarter increased 3.6% to $17.1 million from $16.5 million for the comparable 1998 Quarter. The increase in the First Quarter was primarily due to increased sales volume. Gross margin was 25.2% for the First Quarter compared with 29.4% for the comparable 1998 Quarter. The decrease in gross margin is related primarily to a decrease of discounts and rebates in the First Quarter.

      Store operating and selling expenses increased 17.8% to $20.1 million for the First Quarter from $17.0 million in the comparable 1998 Quarter. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during the First Quarter. Store operating and selling expenses were 29.6% and 30.4% of sales for the First Quarter and 1998 Quarter, respectively. Pre-opening expenses in the First Quarter were $97,000 relating to one Company-owned store opened in the quarter compared to pre-opening expenses of $1.4 million incurred in the 1998 Quarter. Company-owned stores recorded a loss of $3.0 million for the First Quarter, compared to a loss of $ .5 million for the 1998 Quarter. The increased loss was primarily the result of reduced gross margin offset by the decrease in pre-opening expenses and the increased profitability of older stores.

Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Franchise fees, recognized on 12 store openings were $322,000 for the First Quarter compared to $360,000 for the comparable 1998 Quarter, which also represents 12 store openings. Royalty fees increased 15.3% to $2.3 million in the First Quarter from $2.0 million in the comparable 1998 Quarter due primarily to an increase in the number of stores.

      Expenses directly related to franchise revenue increased 6.0% to $1.1 million for the First Quarter from $1.06 million for the comparable 1998 quarter. As a percentage of franchise revenue, franchise expenses were 42.6% and 44.8% for the First Quarter and 1998 Quarter, respectively.

      Franchise profit contribution increased 15.7% to $1.5 million for the First Quarter from $1.3 million for the comparable 1998 Quarter. The increase in franchise profit contribution is due to higher revenues from the increased number of franchise stores.

General and Administrative. General and administrative expenses increased 163% to $8.4 million in the First Quarter from $ 3.2 million in the comparable 1998 Quarter. This increase is attributable in part to $4.9 million in special charges relating to consulting accounting, banking and other expense resulting from the Company's refinancing arrangements. In addition, during the First Quarter there was an increase in corporate expenses primarily attributable to an increase in payroll and related benefits and increased travel and occupancy costs as a result of establishing the necessary organizational infrastructure to allow the Company to maintain the Company-owned store base. Exclusive of the $4.9 million in special charges discussed above, general and administrative expenses were 5.0% and 5.5% of revenue for the First Quarter and 1998 Quarter, respectively.

Interest Expense. Interest expense increased 112% to $2.4 million for the First Quarter from $1.1 million in the comparable 1998 Quarter. The increased expense is primarily attributable to increased interest rates, new borrowings and average borrowings outstanding.

Income Tax Benefit. There was no income tax benefit for the First Quarter as compared to the $1.4 million benefit reported in the 1998 Quarter. This decrease is the result of the Company recording a valuation allowance on its deferred tax assets related to part-year federal and state net operating losses. The valuation allowance was due to the Company's determination that it was more likely than not such tax assets would not be realized.

Net Loss. As a result of the above factors, net loss for the First Quarter was $12.3 million, or $(0.98) per basic and diluted share, in the First Quarter, as compared to a net loss of $2.2 million, or $(0.17) per basic and diluted share in the 1998 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

      For the First Quarter, cash used in operating activities was $26.4 million, compared to cash provided by operating activities of $1.9 million for the comparable 1998 Quarter. The increase in cash used in operating activities was primarily attributable to increases in merchandise inventory of $27.0 million, other current assets and other assets of $4.9 million, net loss of $12.3 million, partially offset by depreciation and amortization of $2.7 million, an increase in refundable income taxes of $4.9 million, increases in accounts payable of $3.3 million, compared to an increase in accounts payable of $31.5 million in the

1998 Quarter, and accrued expenses of $3.4 million as well as other net changes in operating assets and liabilities.

      Cash provided by (used in) investing activities for the First Quarter was $9.1 million compared to $21.6 million used in investing in the comparable 1998 Quarter. The change in cash used in investing activities was primarily attributable to sales of stores to franchisees, fewer new store additions and a decrease in acquisitions.

     Cash provided by financing activities was $10.7 million for the First Quarter compared to $15.1 million in the comparable 1998 Quarter. This amount is primarily attributable to the repayment of borrowings of $18.6 million under the Credit Agreement and net proceeds of $29.3 million from the issuance of Senior Notes.

     Pursuant to agreements reached with various vendors in August, 1999, the Company is obligated to make certain payments to its vendors on November 15, 1999. The Company will not satisfy these obligations in full by November 15. The failure to satisfy these obligations constitutes a default under various loan and other agreements to which the Company is a party. The Company is engaged in discussions with its vendors and its lenders in connection with this default. There is no assurance that the Company will be able to reach agreement with the vendors and its lenders. As of October 30, 1999, the Company met its requirements to reduce its outstanding bank borrowings under the Credit Agreement to $15 million.

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

     In addition to its internal systems, the Company relies heavily on third parties in operating its business. Such third parties include vendors and utilities that provide electricity, water, natural gas, transportation, telephone and banking. The Company began formulating a plan in 1998 to address the Year 2000 Problem and to ensure that all relevant systems had been subject to a full Year 2000 review and, if necessary, implement remediation, replacement or upgrades. Under the plan, the Company has focused on (i) internal financial and operational computer systems and (ii) the Year 2000 compliance of all material suppliers and vendors doing business with the Company. The Company has contacted all outside suppliers and vendors with which the Company has material relationships and engaged in discussions which will continue throughout 1999 in furtherance of the Company's stated goal of minimizing any adverse impact relating to the Year 2000 Problem.

     The Company has completed its assessment of all material financial and operating systems. In connection with this review, the Company upgraded its financial accounting systems to Year 2000 compliant systems in the first calendar quarter of 1999. This system is currently being tested to verify Year 2000 compliance, and such testing should be completed by November 30, 1999. As of November 30, 1999 all computer operating systems in use will be upgraded and upon 2000 compliant.

     In addition, the Company has assessed all computer hardware, including servers, microcomputers, POS registers, and peripheral equipment at the store and corporate levels. Only minor remediation and/or upgrade of these systems has been required; each will be tested and compliant by November 30, 1999. The Retail POS software at the store level has been tested and is compliant.

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

     Despite the Company's best efforts, there can be no assurance that (i) the Company's assessments regarding the Year 2000 Problem are correct; (ii) the Company will be able to successfully complete its Year 2000 review and implement such upgrades and/or remediation as is necessary or (iii) third parties or suppliers with whom the Company does business will avoid Year 2000 Problems which might adversely affect the Company's business or operations. While the Company is developing contingency plans to address such failures or unexpected problems (such plans include identification of alternative suppliers), there can be no assurance that such contingency plans will be adequate to resolve these problems. The Company's contingency plan is expected to be completed by November 30, 1999.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as "estimate," "project," "expect," "believe," "may," "will," "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties, and include among others, the following: levels of sales, store traffic, acceptance of product offerings, competitive pressures from other party supplies retailers, availability of qualified personnel, availability of suitable future store locations, schedules of store expansion plans and year 2000 readiness issues relating to the Company's internal systems and those of third parties, the ability of the Company to refinance its existing debt on terms acceptable to it and other factors. As a result of the foregoing risks and uncertainties, actual results and performance may differ materially from that projected or suggested herein. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company's Securities and Exchange Commission filings and the Company's public announcements.

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     In connection with the Securities Purchase Agreements, the Company issued to the holders of the C Notes and D Notes warrants to purchase an aggregate of 6,880,000 shares of Common Stock at an initial exercise price of $3.00 per share. The Warrants may be exercised at any time before the close of business on August 16, 2006. The shares of Common Stock reserved for issuance under the Warrants represent approximately 35% of the shares of Common Stock outstanding assuming the exercise of the Warrants.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

     See Note 2 to the Notes to the Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The exhibits required to be filed as part of this report on Form 10-Q are listed in the attached Exhibit Index.

      (b) The Company filed the following Current Reports on Form 8-K during the quarter for which this report has been filed.

          Form 8-K, dated August 25, 1999 (Item 5).

          Form 8-K, dated September 17, 1999 (Item 6).

          Form 8-K, dated September 29, 1999 (Item 8).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


                                                 PARTY CITY CORPORATION

                                                  By /s/ Jack Futterman
                                                  ---------------------
                                                       (Jack Futterman)
                                                Chief Executive Officer

                                                By /s/ Thomas E. Larson
                                                -----------------------
                                                     (Thomas E. Larson)
                                                Chief Financial Officer

                                                  By /s/ Linda M. Siluk
                                                  ---------------------
                                                       (Linda M. Siluk)
                                               Chief Accounting Officer

Date:  November 12, 1999