Form 10-Q/A
period 1999-10-02
PARTY CITY CORP
filed 1999-11-19
CIK 1005972

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

This Form 10-Q previously filed by the Company on November 16, 1999 is hereby amended and restated in its entirety by the following.

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

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                      PARTY CITY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                OCTOBER 2, 1999    JULY 3, 1999
                                                ----------------   ------------
                                                   (UNAUDITED)
                   ASSETS
Current assets:

   Cash and cash equivalents                          $ 4,824        $ 11,470
   Merchandise inventory                               69,444          47,016
   Refundable income taxes                              1,919           6,848
   Advance merchandise payments                         6,794           9,439
   Other current assets                                17,741          13,328
                                                       ------          ------
      Total current assets                            100,722          88,101
Property and equipment, net                            46,619          50,557
Goodwill, net                                          15,754          18,483
Other assets                                            1,393             906
                                                     --------        --------
      Total assets                                   $164,488        $158,047
                                                     ========        ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable - trade                           $48,460         $45,114
   Accrued expenses                                    13,544          10,145
   Borrowings under Credit Agreement                   39,922          58,550
   Senior Notes                                        28,078               -
   Other current liabilities                            1,566             986
                                                     --------        --------
      Total current liabilities                       131,570         114,795
Long-term liabilities:
Deferred rent                                           6,571           6,527
Other long-term liabilities                               707             791

Commitments and contingencies

Stockholders' equity:

   Common stock                                           125             125
   Additional paid-in capital                          35,989          34,024
   Retained earnings                                 (10,474)           1,785
                                                     --------        --------
       Total stockholders' equity                      25,640          35,934
                                                     --------        --------
       Total liabilities and stockholders'
       equity                                        $164,488        $158,047
                                                     ========        ========

          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          QUARTER ENDED
                                                 -------------------------------
                                                 OCTOBER 2,        SEPTEMBER 30,
                                                    1999               1998
                                                    ----               ----
                                                           (Unaudited)
Revenues:
     Net sales                                      $67,813       $56,006
     Royalty fees                                     2,316         2,008
     Franchise fees                                     322           360
                                                    -------       -------
        Total revenues                               70,451        58,374
Expenses:
     Cost of goods sold and occupancy costs          50,717        39,513
     Company-owned stores operating and selling
     expense                                         20,059        17,034
     Franchise expense                                1,124         1,060
     General and administrative expense               8,376         3,195
                                                    -------       -------
           Total expenses                            80,276        60,802
                                                    -------       -------
Loss before interest and income taxes                (9,825)       (2,428)
     Interest expense                                 2,434         1,147
                                                    -------       -------
Loss before income taxes                            (12,259)       (3,575)

     Income tax benefit                                   -        (1,414)
                                                    -------       -------
Net loss                                           $(12,259)      $(2,161)
                                                  =========      ========

     Basic loss per share                            $(0.98)       $(0.17)
                                                    =======       =======
        Weighted average shares outstanding -
        basic                                        12,456        12,441
                                                     ======        ======

     Diluted loss per share                          $(0.98)       $(0.17)
                                                    =======       =======
        Weighted average shares outstanding -
        diluted                                      12,456        12,441
                                                     ======        ======

          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                       QUARTER ENDED
                                                 ------------------------
                                                 OCTOBER 2,    SEPTEMBER 30,
                                                    1999            1998
                                                    ----            ----
                                                       (Unaudited)
Cash flow from operating activities:
Net loss                                           $(12,259)      $(2,161)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization                    2,694         1,907
     Non-cash interest                                  195             -
     Deferred rent                                       44           854
     Loss on sale of stores to franchisees            1,042             -
     Changes in assets and liabilities:
      Merchandise inventory                         (26,961)      (33,786)
      Refundable income taxes                         4,929        (1,875)
      Advance merchandise payments                    2,645             -
      Other current assets                           (4,787)          356
      Other assets                                      (98)          (72)
      Accounts payable - trade                        3,346        31,494
      Accrued expenses                                3,399         5,171
      Income taxes payable                                -           270
      Other current liabilities                        (520)         (205)
      Other long term liabilities                       (84)          (36)
                                                   --------       -------
        Net cash provided by (used in) operating
        activities                                  (26,415)        1,917
Cash flow from investment activities:

     Purchases of property and equipment               (807)      (16,632)
     Proceeds from sale of stores to franchisees      9,877             -
     Stores acquired from franchisees                     -        (4,951)
                                                   --------       -------
        Net cash provided by (used in) investment
        activities                                    9,070       (21,583)
Cash flow provided by financing activities:

     Proceeds from exercise of stock options              -           120
     Proceeds from Senior Notes                      30,000             -
     Payment of Senior Note issuance costs            (673)             -
     Net proceeds from (payments on) Credit
     Agreement                                      (18,628)       15,020
                                                    ------         ------
          Net cash provided from financing

          activities                                 10,699        15,140
                                                     ------        ------
Net (decrease) in cash and cash
equivalents                                          (6,646)       (4,526)
Cash and cash equivalents, beginning of period       11,470         5,089
                                                     ------         -----
Cash and cash equivalents, end of period             $4,824        $  563
                                                     ======        ======

Supplemental disclosure of cash flow information:

     Income taxes paid (refunded)                   ($5,030)       $  193
     Interest paid                                   $1,038          $993

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

    These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the eighteen-month period ended July 3, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The July 3, 1999 consolidated balance sheet amounts have been derived from the Company's audited consolidated balance sheet amounts.

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
                                                                    =======

      In order to meet the cash flow requirements of the Halloween seasonal purchase of inventory and to meet the requirements of the Bank Forbearance Agreement, the Company began a program to identify stores for sale to existing franchisees to generate working capital. Eighteen stores with a net book value of approximately $9,816,000 were sold to franchisees, of which seventeen stores with a net book value of approximately $9,416,000 were sold subsequent to July 3, 1999. In connection with the sales, normal franchise fees were waived for negotiated periods up to five years. The total proceeds from the sales of these stores are approximately $9,877,000, of which $9,683,000 was received subsequent to July 3, 1999. The net proceeds from the sale of stores is required under the Bank Forbearance Agreement to be used to pay down the outstanding borrowings under the Credit Agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


                             SELECTED FINANCIAL DATA
                 (in thousands, except per share and store data)

                                                   QUARTER ENDED
                                            OCTOBER 2,       SEPTEMBER 30,
                                               1999               1998
                                               ----               ----
                                                     (UNAUDITED)
STATEMENT OF OPERATIONS DATA
Total revenue                                  $ 70,451        $ 58,374
                                               ========        --------
Company-owned stores
  Net sales                                    $ 67,813        $ 56,006
  Cost of goods sold and occupancy costs         50,717          39,513
                                               --------        --------
  Gross profit                                   17,096          16,493
  Store operating and selling expense            20,059          17,034
                                               --------        --------
  Company-owned stores profit
  contribution (loss)                            (2,963)           (541)
Franchise stores:
  Royalty fees                                    2,316           2,008
  Franchise fees                                    322             360
                                               --------        --------
  Total franchise revenues                        2,638           2,368
  Total franchise expense                         1,124           1,060
                                               --------        --------
  Franchise profit contribution                   1,514           1,308
General and administrative expense:
  Special charges (a)                             4,868               -
  Other general and administrative
  expenses                                        3,508           3,195
                                               --------        --------
                                                  8,376           3,195
                                               --------        --------
Loss before interest and income tax
  benefit                                        (9,825)         (2,428)
Interest expense, net                             2,434           1,147
                                               --------        --------
Loss before income tax benefit                  (12,259)         (3,575)
Income tax benefit                                    -          (1,414)
                                               --------        --------
Net loss                                       $(12,259)       $ (2,161)
                                               ========        ========

Basic earnings per share                       $  (0.98)       $  (0.17)
                                               ========        ========
Diluted earnings per share                     $  (0.98)       $  (0.17)
                                               ========        ========
Weighted average shares outstanding --
  Basic                                          12,456          12,441
Weighted average shares outstanding --
  Diluted                                        12,456          12,441
EBITDA (b)                                     $ (2,263)       $   (521)
Depreciation and amortization                  $  2,694        $  1,907


                                                    QUARTER ENDED
                                                    -------------
                                             OCTOBER 2,    SEPTEMBER 30,
                                                1999           1998
                                                ----           ----
                                                     (Unaudited)
STORE DATA:
   COMPANY-OWNED:
     Stores open at beginning of period            215          148
     Stores opened                                   1           40
     Stores closed                                   -            -
     Stores acquired from franchisees                -            5
     Stores sold to franchisees                   (17)            -
                                                 -----        -----
     Stores open at end of period                  199          193
   FRANCHISE:
     Stores open at beginning of period            178          161
     Stores opened                                  12           12
     Stores closed                                   -           (1)
     Stores sold to Company                          -           (5)
     Stores acquired from Company                   17            -
                                                 -----        -----
     Stores open at end of period                  207          167
                                                   ===          ===
   Increase (decrease) in company-owned
   same store sales                             (4.5%)         9.2%
   Increase (decrease) in franchise same
   store sales                                    6.9%         1.8%
   Average sales per Company-owned store           332          334

BALANCE SHEET DATA:
   Working capital (deficiency)               $(30,848)     $36,104
   Total assets                                164,488      169,427
   Bank borrowings and other debt               68,000       54,299
   Capital lease obligation                        635          903
   Stockholders' equity                        $25,640      $11,023

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

General and Administrative. General and administrative expenses increased 162% to $8.4 million in the First Quarter from $ 3.2 million in the comparable 1998 Quarter. This increase is attributable in part to $4.9 million in special charges relating to consulting accounting, banking and other expense resulting from the Company's refinancing arrangements. In addition, during the First Quarter there was an increase in corporate expenses primarily attributable to an increase in payroll and related benefits and increased travel and occupancy costs as a result of establishing the necessary organizational infrastructure to allow the Company to maintain the Company-owned store base. Exclusive of the $4.9 million in special charges discussed above, general and administrative expenses were 5.0% and 5.5% of revenue for the First Quarter and 1998 Quarter, respectively.

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

     Pursuant to agreements reached with various vendors in August, 1999, the Company is obligated to make certain payments to its vendors on November 15, 1999. The Company will not satisfy these obligations in full by November 15. The failure to satisfy these obligations constitutes a default under the Bank Forebearance Agreement, Securities Purchase Agreement, Investor Rights Agreement and Vendor Forebearance Agreement to which the Company is a party. The Company is engaged in discussions with its vendors and its lenders in connection with these defaults. There is no assurance that the Company will be able to reach agreement with the vendors and its lenders. As of October 30, 1999, the Company met its requirements to reduce its outstanding bank borrowings under the Credit Agreement to $15 million.

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

Date:  November 19, 1999