Form 10-Q
period 2000-01-01
PARTY CITY CORP
filed 2000-02-15
CIK 1005972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------

FOR THE QUARTERLY PERIOD ENDED                            COMMISSION FILE NUMBER
        JANUARY 1, 2000                                           0-27826

                                -----------------

                             PARTY CITY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                              22--3033692
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

   400 COMMONS WAY                                  07866
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

      As of February 10, 2000, there were outstanding 12,722,205 shares of
                         Common Stock, $.01 par value.

                             PARTY CITY CORPORATION

                                      INDEX


Part I.      Financial Information                                                                  Page No.
                                                                                                    --------
       Item 1.  Consolidated Financial Statements
             Consolidated Balance Sheets - January 1, 2000 (Unaudited) and July 3, 1999                    3
             Consolidated Statements of Operations (Unaudited) - For the Quarters and Six                  4
                      Months Ended January 1, 2000 and December 31, 1998
             Consolidated Statements of Cash Flows (Unaudited) - For the Six Months Ended                  5
                      January 1, 2000 and December 31, 1998
             Notes to Consolidated Financial Statements                                                    6
       Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                12
       Operations

Part II.     Other Information
       Item 2.  Changes in Securities                                                                     17
       Item 3.  Defaults Under Senior Securities                                                          17
       Item 4.  Submission of Matters to a Vote of Security Holders                                       17
       Item 6.  Exhibits and Reports on Form 8-K                                                          18
       Exhibit Index

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                      PARTY CITY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                         JANUARY 1, 2000    JULY 3, 1999*
                                                         ---------------    -------------
                                                           (UNAUDITED)
                     ASSETS
Current assets:
   Cash and cash equivalents                                $ 11,145          $ 11,470
   Merchandise inventory                                      42,281            47,016
   Refundable income taxes                                     1,919             6,848
   Advance merchandise payments                                  812             9,439
   Other current assets                                       23,364            13,328
                                                            --------          --------
      Total current assets                                    79,521            88,101
Property and equipment, net                                   45,188            50,557
Goodwill, net                                                 15,455            18,483
Other assets                                                   1,308               906
                                                            --------          --------
      Total assets                                          $141,472          $158,047
                                                            ========          ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts and notes payable - trade                       $ 32,589          $ 45,114
   Accrued expenses                                           13,761            10,145
   Credit Agreement                                            8,144            58,550
   Other current liabilities                                   3,398               986
                                                            --------          --------
      Total current liabilities                               57,892           114,795

   Deferred rent                                               7,020             6,527
   Senior Notes                                               28,181                --
   Other long-term liabilities                                   711               791

Commitments and contingencies

Stockholders' equity:
   Common stock, 12,722,205 and 12,455,538 shares
     outstanding, respectively                                   127               125
   Additional paid-in capital                                 36,777            34,024
   Retained earnings                                          10,764             1,785
                                                            --------          --------
       Total stockholders' equity                             47,668            35,934
                                                            --------          --------
       Total liabilities and stockholders' equity           $141,472          $158,047
                                                            ========          ========


* Derived from audited consolidated financial statements.




          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)


                                                                  QUARTER ENDED                   SIX MONTHS ENDED
                                                           ---------------------------      ----------------------------
                                                           JANUARY 1,     DECEMBER 31,      JANUARY 1,      DECEMBER 31,
                                                              2000             1998            2000             1998
                                                           ----------     ------------      ----------      ------------
Revenues:
  Net sales                                                $ 130,769        $ 134,199       $ 198,582        $ 190,205
  Royalty fees                                                 5,277            4,459           7,593            6,467
  Franchise fees                                                  --               35             322              395
                                                           ---------        ---------       ---------        ---------
    Total revenues                                           136,046          138,693         206,497          197,067
Expenses:
  Cost of goods sold and occupancy costs                      79,733           90,920         130,450          130,433
  Company-owned stores operating and selling expense          25,651           33,274          45,674           50,308
  Franchise expense                                            1,151            1,251           2,274            2,311
  General and administrative expense                           6,440            6,672          14,853            9,867
                                                           ---------        ---------       ---------        ---------
    Total expenses                                           112,975          132,117         193,251          192,919
                                                           ---------        ---------       ---------        ---------
Earnings before interest and income taxes                     23,071            6,576          13,246            4,148
Interest expense                                               2,070              615           4,504            1,763
                                                           ---------        ---------       ---------        ---------
Earnings before income taxes                                  21,001            5,961           8,742            2,385
Provision for income taxes (benefit)                            (237)           2,607            (237)           1,192
                                                           ---------        ---------       ---------        ---------
Net income                                                 $  21,238        $   3,354       $   8,979        $   1,193
                                                           =========        =========       =========        =========

Basic earnings per share                                   $    1.69        $    0.27       $    0.72        $    0.10
                                                           =========        =========       =========        =========
Weighted average shares outstanding - basic                   12,543           12,456          12,499           12,462
                                                           =========        =========       =========        =========
Diluted earnings per share                                 $    1.69        $    0.27       $    0.72        $    0.10
                                                           =========        =========       =========        =========
Weighted average shares outstanding - diluted                 12,543           12,456          12,499           12,462
                                                           =========        =========       =========        =========




          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                      ---------------------------
                                                                      JANUARY 1,     DECEMBER 31,
                                                                         2000            1998
                                                                      ----------     ------------
Cash flow from operating activities:
Net income                                                             $  8,979        $  1,193
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                                        5,329           3,867
     Non-cash interest                                                      701              --
     Deferred rent                                                          493           1,573
     Provision for doubtful accounts                                        477              --
     Loss on sale of stores to franchisees                                1,042              --
     Deferred tax asset                                                    (915)          1,367
     Changes in assets and liabilities:
       Merchandise inventory                                                203          (5,278)
       Refundable income taxes                                            4,929          (1,875)
       Advance merchandise payments                                       8,627              --
       Other current assets                                             (10,008)         (3,632)
       Other assets                                                        (385)             47
       Accounts and notes payable                                       (12,525)         15,490
       Accrued expenses                                                   3,617           5,719
       Other current liabilities                                          1,312             328
       Other long-term liabilities                                          (81)            (86)
                                                                       --------        --------
         Net cash provided by operating activities                       11,795          18,713
Cash flow from investment activities
     Purchases of property and equipment                                 (1,789)        (20,006)
     Proceeds from sales of stores to franchisees                         9,877              --
     Stores acquired from franchisees                                        --          (5,970)
     Disposals of property and equipment                                     81              15
                                                                       --------        --------
          Net cash provided by (used in) investing activities             8,169         (25,961)
Cash flow provided by financing activities
     Proceeds from issuance of stock in exchange for services               800              --
     Proceeds from issuance of Senior Notes and warrants                 30,000              --
     Senior Note issuance costs                                            (673)             --
     Tax effect of non-qualified stock options                              (10)          1,023
     Net proceeds from (payments on) Credit Agreement                   (50,406)          7,520
     Proceeds from exercise of stock options                                 --             174
                                                                       --------        --------
           Net cash provided from (used in) financing activities        (20,289)          8,717
                                                                       --------        --------
Net increase (decrease) in cash and cash equivalents                       (325)          1,469
Cash and cash equivalents, beginning of period                           11,470           5,089
                                                                       --------        --------
Cash and cash equivalents, end of period                               $ 11,145        $  6,558
                                                                       ========        ========

Supplemental disclosure of cash flow information:
     Income taxes paid                                                      250             226
     Interest paid                                                        2,443           1,933


          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     The consolidated financial statements presented in this Form 10-Q, except for the July 3, 1999 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of January 1, 2000 and the results of operations for the interim periods presented and cash flows for six months ended January 1, 2000 and December 31, 1998. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

2.   FINANCING ACTIVITIES

     On April 24, 1998, the Company refinanced and replaced its then existing $20 million loan facility with a $60 million secured revolving line of credit agreement with a group of banks maturing April 24, 2001 (as amended, the "Credit Agreement"). Advances under the Credit Agreement originally bore interest, at the Company's option, at the agent bank's base rate (the higher of the bank's prime rate or the federal funds rate plus 1/2% per annum) or LIBOR plus an applicable margin. The Company did not meet certain of its financial and reporting covenants, including those relating to timely filing of consolidated financial statements, minimum levels of profitability, net worth, liquidity, fixed charge coverage and others. Consequently, the Company's debt under the Credit Agreement was subject to acceleration and is classified as a current liability in the consolidated balance sheets at January 1, 2000 and July 3, 1999. The Credit Agreement was secured by all the assets of the Company. Additionally, the Credit Agreement restricted the payment of dividends.

     On August 16, 1999, the Company entered into the following agreements with its existing bank lenders under the Credit Agreement (the "Banks"), a new group of investors (the "Investors") and its trade vendors. The Banks and the Company entered into a Standstill and Forbearance Agreement (the "Bank Forbearance Agreement"). Under the Bank Forbearance Agreement, the Banks agreed not to exercise rights and remedies based upon any existing defaults until June 30, 2000 unless a further event of default occurred. The interest rate on its bank debt was increased to 2% over the bank's prime interest rate, and the Company paid a forbearance fee of $580,000.

     On August 17, 1999, the Company received $30 million in financing from the Investors. The Investors purchased senior secured notes and warrants pursuant to separate securities purchase agreements (the "Securities Purchase Agreements") each dated as of August 16, 1999. Under these Securities Purchase Agreements, the Company issued (i) $10 million of its 12.5% Secured Notes due 2003 (the "A Notes"); (ii)$5 million of its 13.0% Secured Notes due 2003 (the "B Notes");
(iii) $5 million of its 13.0% Secured Notes due 2002 (the "C Notes"); (iv) $10 million of its 14.0% Secured Notes due 2004 (the "D Notes", and together with the A Notes, the B Notes and the C Notes, the "Notes"); and (v) warrants (the "Warrants") to purchase 6,880,000 shares of the Company's common stock at an initial exercise price of $3.00 per share.

See Note 3 to consolidated financial statements. Up to $15 million of the Notes was secured by a first lien that was pari passu with the liens under the Credit Agreement. The Notes are also secured by a second lien on all of the Company's assets. The Company issued the Warrants in connection with the sale of the C Notes and the D Notes. The Warrants may be exercised before the close of business on August 16, 2006. The shares of Common Stock reserved for issuance under the Warrants represent approximately 35% of the shares of Common Stock outstanding assuming the exercise of the Warrants. The warrants were valued at $1,965,000 based on management's estimate using certain fair value methodologies and represent an original issue discount to the C and D notes. This discount is being amortized using the effective interest method. The effective yield is 18.3% and 18.9% on the C Notes and D Notes, respectively. The proceeds from the $30 million in new financing were used for the purchase of seasonal inventory, payment of amounts due under the Credit Agreement, transaction fees and working capital.

     The Company also entered into an Investor Rights Agreement (the "Investor Rights Agreement") with the Investors and the previous chief executive officer of the Company. In this agreement, the Company granted registration rights with respect to shares of common stock. Under the Investor Rights Agreement, the Investors agree that they will not, without the prior written consent of the Board of Directors, (i) acquire or agree to acquire, publicly offer or make any public proposal with respect to the possible acquisition of (a) beneficial ownership of any securities of the Company, (b) any substantial part of the Company's assets, or (c) any rights or options to acquire any of the foregoing from any person; (ii) make or in any way participate in any "solicitation" of "proxies" (as such terms are defined in the rules of the Securities Exchange Act of 1934, as amended) to vote, or seek to advise or influence any person with respect to the voting of any voting securities of the Company; or (iii) make any public announcement with respect to any transaction between the Company or any of its securities holders and the Investors, including without limitation, any tender or exchange offer, merger or other business combination of a material portion of the assets of the Company. These standstill provisions terminate if the Company's consolidated earnings before interest, taxes, depreciation and amortization and exclusive of special charges ("EBITDA"), as defined in the Investor Rights Agreement, does not meet specified targets. The Company achieved its target EBITDA for the calendar year 1999. Also, in connection with these transactions, one outside director of the Company resigned and two representatives of the Investors joined the Board of Directors.

     Party City's trade vendors representing approximately $36.4 million of trade debt also entered into an agreement with the Company. Pursuant to a Vendor Standstill and Forbearance Agreement ("Vendor Forbearance Agreement"), these trade vendors agreed to forbear from taking any action against Party City until January 15, 2000. The trade vendors received promissory notes from Party City totaling approximately $12.2 million representing one-third of their unpaid balances as of May 1, 1999 (the "Trade Notes"). The Trade Notes bore interest at a rate of 10% per year and were scheduled to mature on November 15, 1999. Interest on the Trade Notes was due on January 15, 2000. As of February 10, 2000, substantially all the remaining two-thirds of the unpaid balances that were due as of May 1, 1999, have been satisfied through individual arrangements with such vendors. See Note 3 to consolidated financial statements.

     In order to meet the cash flow requirements of the Halloween seasonal purchase of inventory and to meet the requirements of the Bank Forbearance Agreement, the Company identified stores for sale to existing franchisees to generate working capital. Eighteen stores with a net book value of approximately $9.8 million were sold to franchisees, of which seventeen stores with a net book value of approximately $9.4 million were sold in the quarter ended October 2, 1999. In order to facilitate the sale of these stores, franchise fees were negotiated at lower than normal rates for specific periods. The total proceeds from the sales of these stores was approximately $9.9 million of which $9.7 million was received subsequent to July 3, 1999. The net proceeds from the sale of stores was required under the Bank Forbearance Agreement to be used to pay down the outstanding borrowings under the Credit Agreement.

3.   SUBSEQUENT EVENTS

     On January 14, 2000, the Company replaced the Credit Agreement with a new revolving credit facility with Congress Financial Corporation ("Congress"), as lender. Under the terms of the Loan and Security Agreement (the "Loan Agreement") which the Company entered into with Congress, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company's option, (i) at the adjusted Eurodollar rate plus the applicable margin, which will initially be 2.75% per annum (subject to possible reduction to a margin as low as 2.25% from and after June 30, 2001, based on the Company's pre-tax income and excess availability) or (ii) at the rate of 3/4% per annum above the prime rate. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company. At February 10, 2000, $7.5 million was outstanding under the Loan Agreement.

     Party City also received $7 million in cash proceeds from the sale to certain of its existing investors (the "Investor Group") of a new series of senior secured notes pursuant to a First Amendment (the "First Amendment") to the Securities Purchase Agreement dated as of August 16, 1999. Pursuant to the First Amendment, the Company issued $7,000,000 in aggregate principal amount of its 14.0% Secured Notes due 2002 (the "E Notes"). The E Notes are secured by a lien on substantially all of the Company's assets. The Investor Group, together with other existing investors and Congress, have entered into an intercreditor agreement. In consideration for waivers and forbearances granted by the Investors to various defaults under the terms of the Company's existing senior secured notes, the Company also agreed to amend and restate the terms of existing warrants (the "Existing Warrants") held by such investors to acquire 6,880,000 shares of the Company's Common Stock. The amended and restated warrants (the "Amended Warrants") will provide for an exercise price of $1.07 per share and were issued upon surrender of the Existing Warrants, which have an exercise price of $3.00 per share. These shares represent approximately 35% of the shares outstanding after giving effect to the exercise of the Amended Warrants. The Company used the proceeds from the sale of the E Notes and initial amounts borrowed under the Loan Agreement (i) to pay off all amounts owing under its current credit facility, (ii) to pay all amounts owing on the trade notes issued to certain of its vendors in August 1999 and (iii) to pay the remaining amounts owed to various seasonal trade vendors for credit extended for inventory purchased by the Company for the 1999 Halloween, Thanksgiving and Christmas seasons.

     The Company's unaudited pro forma consolidated balance sheet as of January 1, 2000, after giving effect to the January 14, 2000 refinancing transactions described above, is as follows (in thousands):


                                                                                               PROFORMA
                                                              JANUARY 1,      PROFORMA        JANUARY 1,
                                                                 2000        ADJUSTMENTS         2000
                                                                 ----        -----------         ----
                                                              (UNAUDITED)    (UNAUDITED)     (UNAUDITED)
Current assets
       Cash and cash equivalents                               $ 11,145       $   (979)       $ 10,166
       Merchandise inventory                                     42,281             --          42,281
       Other current assets                                      26,095         (3,067)         23,028
                                                               --------       --------        --------
            Total current assets                                 79,521         (4,046)         75,475
Property and equipment, net                                      45,188             --          45,188
Goodwill, net                                                    15,455             --          15,455
Other assets                                                      1,308             --           1,308
                                                               --------       --------        --------
              Total assets                                     $141,472       $ (4,046)       $137,426
                                                               ========       ========        ========

Current liabilities
       Accounts and notes payable                              $ 32,589       $ (9,238)       $ 23,351
       Accrued expenses                                          13,761             --          13,761
       Credit Agreement                                           8,144         (8,144)             --
       Other current liabilities                                  3,398             --           3,398
                                                               --------       --------        --------
             Total current liabilities                           57,892        (17,382)         40,510
Long-term liabilities
       Loan Agreement                                                --          6,336           6,336
       Senior Notes                                              28,181          7,000          35,181
       Other long-term liabilities                                7,731             --           7,731
Stockholders equity                                              47,668             --          47,668
                                                               --------       --------        --------
              Total liabilities and stockholders' equity       $141,472       $ (4,046)       $137,426
                                                               ========       ========        ========


4.   RELATED PARTY TRANSACTION

      On November 2, 1999, the Company's Non-Executive Chairman of the Board purchased $166,667 of the Company's 13.0% Secured Notes due 2002 and $333,333 of the Company's 14.0% Secured Notes due 2004 from an Investor for a total purchase price of $498,184. In connection with that purchase, the Non-Executive Chairman acquired warrants to purchase 229,333 shares of the Company's common stock at an exercise price of $3.00. In connection with the negotiations discussed in Note 3 above, on January 14, 2000, the exercise price for the warrants was reduced to $1.07.

5.   SECURITIES LITIGATION

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

         The defendants have made a motion to dismiss the complaint and it is anticipated that a hearing with respect to that motion will be held in March 2000.

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

     On April 23, 1999, plaintiff Emil Asch, Inc. filed a Complaint in the United States District Court for the Eastern District of New York against the Company and co-defendants Amscan, Inc., Hallmark, Inc., and Rubie's Costume. The Complaint alleges five violations of the Robinson-Patman Act, which pertains to price discrimination, unfair competition, tortious interference with contractual relations, and false and deceptive advertising.

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

6.   STOCKHOLDERS' EQUITY

     The Company entered into an agreement with a crisis management firm in April 1999 to assist the Company in restructuring its operations as well as with negotiations with its vendors and banks. Based on the attainment of certain goals in the first quarter of fiscal 2000, the crisis management firm earned a success fee, which at the option of the crisis management firm was to be paid either in cash or a combination of cash and stock. The Company recorded a liability for the success fee in the first quarter of fiscal 2000. In the second quarter, the crisis management firm agreed to accept 80% of its success fee in stock and as such the Company issued 266,667 shares of common stock in the second quarter of fiscal 2000.

7.   SEGMENT INFORMATION

     The following table contains key financial information of the Company's business segments (in thousands):


                                                       QUARTER ENDED             SIX MONTHS ENDED
                                           JANUARY 1,      DECEMBER 31,     JANUARY 1,      DECEMBER 31,
                                              2000             1998            2000             1998
                                              ----             ----            ----             ----
RETAIL:
Net revenue                                $ 130,769        $ 134,199       $ 198,582        $ 190,205
Operating earnings                            25,385           10,005          22,458            9,464
Identifiable assets                          130,058          138,794         130,058          138,794
Depreciation/amortization                      2,077            1,755           4,233            3,376
Capital expenditures                             429            1,489             786           15,680

FRANCHISING:
Net revenue                                $   5,277        $   4,494       $   7,915        $   6,862
Operating earnings                             4,126            3,243           5,641            4,551
Identifiable assets                            2,400            2,564           2,400            2,564
Depreciation/amortization                         --               --              --               --
Capital expenditures                              --               --              --               --

CORPORATE/OTHER:
Net revenue                                $      --        $      --       $      --        $      --
Operating expenses                             6,440            6,672          14,853            9,867
Identifiable assets                            9,014            8,601           9,014            8,601
Depreciation/amortization                        557              228           1,096              514
Capital expenditures                             553            1,885           1,003            4,326

CONSOLIDATED TOTALS:
Net revenue                                $ 136,046        $ 138,693       $ 206,497        $ 197,067
Operating earnings                            23,071            6,576          13,246            4,148
Interest expense                               2,070              615           4,504            1,763
                                           ---------        ---------       ---------        ---------
Earnings before income taxes                  21,001            5,961           8,742            2,385
Provision for income taxes (benefit)            (237)           2,607            (237)           1,192
                                           ---------        ---------       ---------        ---------
Net income                                 $  21,238        $   3,354       $   8,979        $   1,193
                                           =========        =========       =========        =========

Identifiable assets                        $ 141,472        $ 149,959       $ 141,472        $ 149,959
Depreciation/amortization                      2,634            1,983           5,329            3,890
Capital expenditures                             982            3,374           1,789           20,006

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             SELECTED FINANCIAL DATA
                 (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)


                                                            QUARTER ENDED                   SIX MONTHS ENDED
                                                            -------------                   ----------------
                                                     JANUARY 1,      DECEMBER 31,     JANUARY 1,      DECEMBER 31,
                                                        2000             1998            2000             1998
                                                        ----             ----            ----             ----
STATEMENT OF OPERATIONS DATA:
Total revenue                                        $ 136,046        $ 138,693       $ 206,497        $ 197,067
                                                     =========        =========       =========        =========
Company-owned stores
   Net sales                                         $ 130,769        $ 134,199       $ 198,582        $ 190,205
   Cost of goods sold and occupancy costs               79,733           90,920         130,450          130,433
                                                     ---------        ---------       ---------        ---------
   Gross profit                                         51,036           43,279          68,132           59,772
   Store operating and selling expense                  25,651           33,274          45,674           50,308
                                                     ---------        ---------       ---------        ---------
   Company-owned stores profit contribution             25,385           10,005          22,458            9,464

Franchise stores:
   Royalty fees                                          5,277            4,459           7,593            6,467
   Franchise fees                                           --               35             322              395
                                                     ---------        ---------       ---------        ---------
   Total franchise revenues                              5,277            4,494           7,915            6,862
   Total franchise expense                               1,151            1,251           2,274            2,311
                                                     ---------        ---------       ---------        ---------
   Franchise profit contribution                         4,126            3,243           5,641            4,551

General and administrative expense:
   Special charges (a)                                   1,394               --           6,262               --
   Other general and administrative expenses             5,046            6,672           8,591            9,867
                                                     ---------        ---------       ---------        ---------
                                                         6,440            6,672          14,853            9,867
                                                     ---------        ---------       ---------        ---------
Earnings before interest and income taxes               23,071            6,576          13,246            4,148
Interest expense, net                                    2,070              615           4,504            1,763
                                                     ---------        ---------       ---------        ---------
Earnings before income taxes                            21,001            5,961           8,742            2,385
Provision for income taxes (benefit)                      (237)           2,607            (237)           1,192
                                                     ---------        ---------       ---------        ---------
Net income                                           $  21,238        $   3,354       $   8,979        $   1,193
                                                     =========        =========       =========        =========

Basic earnings per share                             $    1.69        $    0.27       $    0.72        $    0.10
                                                     =========        =========       =========        =========
Diluted earnings per share                           $    1.69        $    0.27       $    0.72        $    0.10
                                                     =========        =========       =========        =========
Weighted average shares outstanding -- Basic            12,543           12,456          12,499           12,462
                                                     =========        =========       =========        =========
Weighted average shares outstanding -- Diluted          12,543           12,456          12,499           12,462
                                                     =========        =========       =========        =========
EBITDA (b)                                           $  27,100        $   8,559       $  24,838        $   8,038
                                                     =========        =========       =========        =========


     (a) Special charges relate to consulting services, accounting fees, bank fees, legal fees and other expenses related to the Company's default on its Credit Agreement and related financial and refinancing transactions. The Company engaged the services of a crisis management consulting firm and various other professionals and consultants to advise management during the complex negotiations with the bank, vendors and potential investors.

     (b) Earnings before interest, taxes, depreciation and amortization, and exclusive of special charges, as defined above.

                                                      QUARTER ENDED                SIX MONTHS ENDED
                                                      -------------                ----------------
                                               JANUARY 1,     DECEMBER 31,    JANUARY 1,     DECEMBER 31,
                                                  2000            1998           2000            1998
                                                 ------          ------         ------          ------
STORE DATA:
   COMPANY-OWNED:
     Stores open at beginning of period             199             193            215             148
     Stores opened                                   --              14              1              54
     Stores closed                                   (1)             --             (1)             --
     Stores acquired from franchisees                --              --             --               5
     Stores sold to franchisees                      --              --            (17)             --
                                                 ------          ------         ------          ------
     Stores open at end of period                   198             207            198             207
   FRANCHISE:
     Stores open at beginning of period             207             167            178             161
     Stores opened                                   --              --             12              11
     Stores closed                                   (1)             --             (1)             --
     Stores acquired from corporate                  --              --             17              --
     Stores sold to corporate                        --              --             --              (5)
                                                 ------          ------         ------          ------
     Stores open at end of period                   206             167            206             167
                                                 ------          ------         ------          ------
                                                    404             374            404             374
                                                 ======          ======         ======          ======

   Increase in company-owned same store
   sales                                            3.9%           11.9%           1.3%           11.3%
   Increase in franchise same store sales          12.1%            7.9%          10.3%            6.0%
   Average sales per Company-owned store
   (in thousands)                                $661.8          $660.1         $985.0          $988.3

BALANCE SHEET DATA:                                                           January 1,     December 31,
                                                                                 2000            1998
                                                                                 ----            ----
Working capital (deficiency)                                                  $ 21,629        $ 15,396
Total assets                                                                   141,472         149,959
Bank borrowings and other debt                                                  36,325          46,800
Capital lease obligation                                                           880             994
Stockholders' equity                                                            47,668          48,493


QUARTER ENDED JANUARY 1, 2000 ("SECOND QUARTER") COMPARED TO QUARTER ENDED DECEMBER 31, 1998 ("1998 QUARTER")

     Retail. Net sales from Company-owned stores decreased 2.6% to $130.8 million for Second Quarter, from $134.2 million for the comparable 1998 Quarter. The decrease in sales is the result of the decreased number of stores offset in part by same store sales increases. Same store sales increased 3.9% in the Second Quarter. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the Second Quarter increased 17.9% to $51.0 million from $43.3 million for the comparable 1998 Quarter. The increase in gross profit in the Second Quarter was primarily due to a charge of $7.9 million recorded in the 1998 quarter. This charge was the result of the reconciliation of the physical inventory counts taken in January through March of 1999. In addition, the Company increased its provision for obsolete inventory by $2.7 million during the 1998 Quarter. Gross margin was 39.0% for the Second Quarter compared with 32.2% for the comparable 1998 Quarter.

     Store operating and selling expenses decreased 22.9% to $25.7 million for the Second Quarter from $33.3 million in the comparable 1998 Quarter. The decrease in store operating expenses is primarily attributable to decreased store payroll and bonuses of $2.6 million and reduced advertising of $2.6 million during the Second Quarter. Store operating and selling expenses were 19.6% and 24.8% of sales for the Second Quarter and 1998 Quarter, respectively. Pre-opening expenses of $38,000 were incurred in the quarter related to one third quarter opening (no Company-owned stores were opened in the second quarter compared to pre-opening expenses of $169,000 incurred in the 1998 Quarter in connection with the opening of 14 stores. Company-owned stores recorded a profit contribution of $25.4 million for the Second Quarter, compared to a contribution of $10.0 million for the 1998 Quarter.

     Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4% of the store's net sales. Royalty fees increased 18.3% to $5.3 million in the Second Quarter from $4.5 million in the comparable 1998 Quarter due primarily to an increase in the number of stores and same-store sales increases of 12.1%. No franchise fee income was recognized in the second quarter, compared to $ 35,000 recognized in the comparable period in 1998.

     Expenses directly related to franchise revenue decreased 9.8% to $1.2 million for the Second Quarter from $1.3 million for the comparable 1998 period. As a percentage of franchise revenue, franchise expenses were 21.8% and 27.8% for the Second Quarter and 1998 Quarter, respectively.

     Franchise profit contribution increased 27.2% to $4.1 million for the Second Quarter from $3.2 million for the comparable 1998 Quarter. The increase in franchise profit contribution is due to higher revenues from the increased number of franchise stores and same-store sales increases.

     General and Administrative. General and administrative expenses decreased 3.5% to $6.4 million in the Second Quarter from $6.7 million in the comparable 1998 Quarter. This decrease includes $1.3 in special charges relating to consulting accounting, banking and other expense resulting from the Company's refinancing arrangements in the second Quarter. Exclusive of the $1.3 million in special charges, general and administrative expenses were 3.8% and 4.8% of revenue for the Second Quarter and 1998 Quarter, respectively. This decrease primarily results from lower payroll expenses due to reduced corporate staffing and from reduced recurring professional fees.

     Interest Expense. Interest expense increased 236% to $2.1 million for the Second Quarter from $615,000 in the comparable 1998 Quarter. The increased expense is primarily attributable to increased interest rates, new borrowings and increased average borrowings outstanding.

     Income Taxes (Benefit). There was a tax benefit of $237,000 for the Second Quarter as compared to the $2.6 million expense reported in the 1998 Quarter. The tax benefit in the Second Quarter was the result primarily of reduced valuation allowances against deferred tax assets and previous federal and state net operating losses.

     Net Income. As a result of the above factors, net income for the Second Quarter was $21.2 million, or $1.69 per basic and diluted share, in the Second Quarter, as compared to a net income of $3.4 million, or $0.27 per basic and diluted share in the 1998 Quarter.


SIX MONTHS ENDED JANUARY 1, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998

     Retail. Net sales from Company-owned stores increased 4.4% to $198.6 million for the six months ended January 1, 2000, from $190.2 million for the comparable six month period ended December 31, 1998. This increase is the result of the maturing of stores opened in the 1998 period plus same-store sales increases, offset by the effects of the 17 stores sold in the first quarter. Same store sales increased 1.3% in the 1999 period. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the 1999 period increased 14.0% to $68.1 million from $59.8 million for the comparable 1998 period. The increase in gross profit in the 1999 period was primarily due to a charge of $7.9 million recorded in the 1998 period. This charge was the result of the reconciliation of the physical inventory counts taken in January through March of 1999. In addition, the Company increased its provision for obsolete inventory by $2.7 million during the 1998 period. Gross margin was 34.3% for the 1999 period compared with 31.4% for the comparable 1998 period.

     Store operating and selling expenses decreased 9.2% to $45.7 million for the 1999 period from $50.3 million in the comparable 1998 period. The decrease in store operating expenses is attributable primarily to reduced advertising expense of $1.8 million, reduced supplies expense of $804,000 and reduced other operating expenses of $2.1 million. Store operating and selling expenses were 23.0% and 26.4% of sales for the 1999 period and 1998 period, respectively. Pre-opening expenses in the 1999 period were $86,000 for the one Company-owned store opened in the period plus one store planned to be opened in the third quarter compared to pre-opening expenses of $604,000 for 54 stores opened in the 1998 period. Company-owned stores recorded a profit contribution of $22.5 million for the 1999 period, compared to a contribution of $9.5 million for the 1998 period. The increased contribution was primarily the result of reduced cost of sales and lower operating expenses, including the decrease in pre-opening expenses, and the increased profitability of mature stores.

     Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4% of the store's net sales. Franchise fees, recognized on 12 store openings were $322,000 for the 1999 period compared to $395,000 for the comparable 1998 period, which represents 11 store openings. Royalty fees increased 17.4% to $7.6 million in the 1999 period from $6.5 million in the comparable 1998 period due primarily to an increase in the number of franchise stores and same-store sales increases of 10.3%.

     Expenses directly related to franchise revenue decreased 1.6% to $2.3 million for the 1999 period from $2.3 million for the comparable 1998 quarter. As a percentage of franchise revenue, franchise expenses were 28.7% and 33.7% for the 1999 period and 1998 period, respectively. Franchise expenses declined primarily as a result of reduced system development costs and administrative expenses incurred.

     Franchise profit contribution increased 23.9% to $5.6 million for the 1999 period from $4.6 million for the comparable 1998 period. The increase in franchise profit contribution is due to higher revenues from the increased number of franchise stores and same-store sales increases.

     General and Administrative. General and administrative expenses increased 50.1% to $14.9 million in the 1999 period from $9.9 million in the comparable 1998 period. This increase is primarily attributable to $6.3 million in special charges relating to consulting accounting, banking and other expense resulting from the Company's refinancing arrangements. During the 1999 period there was a decrease in corporate expenses primarily attributable to decreased travel, professional fees and other costs. Exclusive of the $6.3 million in special charges discussed above, general and administrative expenses were 4.3% and 5.0% of revenue for the 1999 period and 1998 period, respectively.

     Interest Expense. Interest expense increased 155.5% to $4.5 million for the 1999 period from $1.7 million in the comparable 1998 period. The increased expense is primarily attributable to increased interest rates, new borrowings and average borrowings outstanding.

     Income Taxes (Benefit). There was a tax benefit of $237,000 for the 1999 period as compared to the $1.2 million expense reported in the 1998 period. The tax benefit in 1999 was primarily due to reduced valuation allowances against deferred tax assets and the use of previous federal and state net operating losses.

     Net Income. As a result of the above factors, net income for the 1999 period was $9.0 million, or $0.72 per basic and diluted share, in the 1999 period, as compared to a net income of $1.2 million, or $0.10 per basic and diluted share in the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

     For the six month period ended January 1, 2000, cash provided by operating activities was $11.8 million, compared to $18.7 million for the comparable 1998 Period. The decrease in cash provided by operating activities was primarily attributable to increases in other current assets and other assets of $10.4 million, decreases in 1999 in accounts payable of $12.5 million, compared to an increase in accounts payable of $15.5 million in the 1998 period, offset in part by a reduction of refundable income taxes of $4.9 million and increased net income of $7.8 million.

     Cash provided by investing activities for the 1999 period was $8.2 million compared to $25.9 million used in investing in the comparable 1998 period. The change in cash used in investing activities was primarily attributable to declines in new store additions and acquisitions. During the 1999 period, one new store was opened compared to 54 stores opened in the 1998 period. No stores were acquired in the 1999 period, compared to five stores acquired in the 1998 period.

     Cash used in financing activities was $20.3 million for the 1999 period compared to cash provided by financing activities of $8.7 million in the comparable 1998 period. This change is primarily attributable to the repayment of borrowings of $50.4 million under the Credit Agreement and net proceeds of $29.3 million from the issuance of Senior Notes.

     On January 14, 2000, the Company replaced the Credit Agreement with a new revolving credit facility with Congress Financial Corporation ("Congress"), as lender. Under the terms of the Loan and Security Agreement (the "Loan Agreement") which the Company entered into with Congress, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company's option, (i) at the adjusted Eurodollar rate plus the applicable margin, which will initially be 2.75% per annum (subject to possible reduction to a margin as low as 2.25% from and after June 30, 2001, based on the Company's pre-tax income and excess availability) or (ii) at the rate of 3/4% per annum above the prime rate. The term of the Loan Agreement is three years, and the credit facility is secured by a lien on substantially all of the assets of the Company. On February 10, 2000, $7.5 million was outstanding under the Loan Agreement.

     Party City also received $7 million of cash proceeds from the sale to certain of its existing investors (the "Investor Group") of a new series of senior secured notes pursuant to a First Amendment (the "First Amendment") to the Securities Purchase Agreement dated as of August 16, 1999. Pursuant to the First Amendment, the Company issued $7,000,000 in aggregate principal amount of its 14.0% Secured Notes due 2002 (the "E Notes"). The E Notes are secured by a lien on substantially all of the Company's assets.

     The Company used the proceeds from the sale of the E Notes and initial amounts borrowed under the Loan Agreement (i) to pay off all amounts owing under its current credit facility, (ii) to pay all amounts owing on the trade notes issued to certain of its vendors in August 1999 and (iii) to pay the remaining amounts owed to various seasonal trade vendors for credit extended for inventory purchased by the Company for the 1999 Halloween, Thanksgiving and Christmas seasons. As of February 10, 2000, substantially all the remaining unpaid balances that were due as of May 1, 1999, have been satisfied through individual arrangements with the Company's vendors.

IMPACT OF YEAR 2000 ON THE COMPANY'S COMPUTER OPERATIONS

     The Company prepared for the impact of the arrival of the Year 2000 on its business. The "Year 2000 Problem" is a term used to describe the problems created by systems that are unable to accurately interpret dates after December 31, 1999. The Year 2000 Problem created potential risks for the Company, including the inability to recognize and properly treat dates occurring on or after January 1, 2000, which may have resulted in computer system failures or miscalculations of critical financial or operations information.

     As of the date of this filing, February 14, 2000, the Company has not incurred any significant business disruptions as a result of year 2000 issues. However, while no such occurrence has developed as of the date of this filing, year 2000 issues that may arise related to material Third Parties may not become apparent immediately and therefore, there is no assurance that the Company will not be affected by Third Party noncompliance in the future. The Company will continue to monitor the issue vigilantly and work to remediate any issues that may arise.

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

     None.

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

     See Note 2 to the Notes to the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1999 Annual Meeting of Shareholders was held on Monday, November 15, 1999 for the following purposes:

          1. To elect five directors to the Company's Board of Directors who shall serve until the 2000 Annual Meeting of Shareholders, or until their successors are elected and qualified. ("Proposal 1")

          2.   To adopt the Company's Stock Option Plan ("Proposal 2").


               The voting as to each Proposal was as follows:

                                   Proposal 1

               Name                         For                        Withheld
               ----                         ---                        --------
               Jack Futterman               11,594,632                 108,320
               Ralph Dillon                 11,573,022                 129,930
               Raymond C. Hemmig            11,590,002                 112,950
               Howard Levkowitz             11,589,572                 113,380
               Duayne Weinger               11,588,275                 114,677

                                   Proposal 2

               For                 Against                   Abstain
               ---                 -------                   -------
               10,235,042          1,456,437                 11,473

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) The exhibits required to be filed as part of this report on Form 10-Q are listed in the attached Exhibit Index.

          (b) The Company filed the following Current Report on Form 8-K during the quarter for which this report has been filed.

          Form 8-K, dated November 24, 1999 (Item 5).


SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


                             PARTY CITY CORPORATION

                                By /s/ James Shea
                                -----------------
                                  (James Shea)
                             Chief Executive Officer

                             By /s/ Thomas E. Larson
                             -----------------------
                               (Thomas E. Larson)
                             Chief Financial Officer

                              By /s/ Linda M. Siluk
                              ---------------------
                                (Linda M. Siluk)
                            Chief Accounting Officer

Date:  February 14, 2000

                                EXHIBIT INDEX



Exhibit No.              Descritpion

   27                    Financial Data Schedule