Form 10-Q
period 1999-03-31
PARTY CITY CORP
filed 2000-05-16
CIK 1005972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                -----------------
      FOR THE QUARTERLY PERIOD ENDED              COMMISSION FILE NUMBER
               MARCH 31, 1999                             0-27826
                                -----------------

                             PARTY CITY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                              22--3033692
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

           400 COMMONS WAY                                 07866
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

         As of May 8, 2000, there were outstanding 12,722,205 shares of
                          Common Stock, $.01 par value.

                             PARTY CITY CORPORATION

                                      INDEX

                                                                                                             Page No.
 Part I.      Financial Information                                                                          --------
         Item 1.  Consolidated Financial Statements
                    Consolidated Balance Sheets (Unaudited) - March 31, 1999 and December 31, 1998                 3
                    Consolidated Statements of Operations (Unaudited) - For the Quarters Ended
                       March 31, 1999 and March 31, 1998                                                           4
                    Consolidated Statements of Cash Flows (Unaudited) - For the Quarters Ended
                       March 31, 1999 and March 31, 1998                                                           5
                    Notes to Consolidated Financial Statements                                                     6
         Item 2.     Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                            12

 Part II.    Other Information                                                                                    16
         Item 2.  Changes in Securities
         Item 6.  Exhibits and Reports on Form 8-K
         Exhibit Index

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                      PARTY CITY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS) (UNAUDITED)

                                                                             MARCH 31,        DECEMBER 31,
                                                                             ---------        ------------
                                                                                  1999                1998
                                                                                  ----                ----
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                     $  3,023       $  6,558
   Merchandise inventory                                                           66,461         58,247
   Refundable income taxes                                                          6,500             --
   Other current assets                                                            14,586         14,800
                                                                                 --------       --------
      Total current assets                                                         90,570         79,605
Property and equipment, net                                                        52,240         49,657
Goodwill, net                                                                      18,591         18,939
Other assets                                                                        1,245          1,758
                                                                                 --------       --------
      Total assets                                                               $162,646       $149,959
                                                                                 ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                      $ 45,791       $ 38,302
   Accrued expenses                                                                 7,958          8,660
   Borrowings under Credit Agreement                                               56,500         46,800
   Other current liabilities                                                        1,314          1,239
                                                                                 --------       --------
      Total current liabilities                                                   111,563         95,001
Deferred rent                                                                       6,331          5,585
Other long-term liabilities                                                           770            880

Commitments and contingencies

Stockholders' equity:
   Common stock, 12,455,538 and 12,455,538 shares
   outstanding, respectively                                                          125            125
   Additional paid-in capital                                                      34,024         33,991
   Retained earnings                                                                9,833         14,377
                                                                                 --------       --------
       Total stockholders' equity                                                  43,982         48,493
                                                                                 --------       --------
         Total liabilities and stockholders' equity                              $162,646       $149,959
                                                                                 ========       ========

          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                      QUARTERS ENDED
                                                                 -------------------------
                                                                 MARCH 31,       MARCH 31,
                                                                   1999            1998
                                                                   ----            ----
Revenues:
       Net sales                                                 $ 70,420        $ 38,651
       Royalty fees                                                 2,131           2,021
       Franchise fees                                                 164              42
                                                                 --------        --------
             Total revenues                                        72,715          40,714
Expenses:
       Cost of goods sold and occupancy costs                      51,191          28,548
       Company-owned stores operating and selling expense          20,055          10,752
       Franchise expense                                              938             941
       General and administrative expense                           6,203           2,371
                                                                 --------        --------
                Total expenses                                     78,387          42,612
                                                                 --------        --------
Loss before interest and income tax benefit                        (5,672)         (1,898)
       Interest expense                                               915             202
                                                                 --------        --------
Loss before income tax benefit                                     (6,587)         (2,100)
       Income tax benefit                                          (2,043)           (830)
                                                                 --------        --------
Net loss                                                         $ (4,544)       $ (1,270)
                                                                 ========        ========

       Basic loss per share                                      ($  0.36)       ($  0.10)
                                                                 ========        ========
             Weighted average shares outstanding - basic           12,458          12,327
                                                                 ========        ========

       Diluted loss per share                                    ($  0.36)       ($  0.10)
                                                                 ========        ========
             Weighted average shares outstanding - diluted         12,458          12,327
                                                                 ========        ========

          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)


                                                                                      QUARTERS ENDED
                                                                                ---------------------------
                                                                                   MARCH 31,      MARCH 31,
                                                                                     1999           1998
                                                                                     ----           ----
Cash flow from operating activities:
Net loss                                                                          $ (4,544)       $ (1,270)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                 2,487           1,286
       Deferred rent                                                                   746             470
       Changes in assets and liabilities:
         Merchandise inventory                                                      (8,214)         (8,037)
         Refundable income taxes                                                    (6,500)           (544)
         Other current assets                                                          214          (1,788)
         Other assets                                                                  513            (164)
         Accounts payable - trade                                                    7,489          (3,590)
         Accrued expenses                                                             (702)         (4,832)
         Other current liabilities                                                      75            (173)
         Other long term liabilities                                                  (110)            142
                                                                                  --------        --------
            Net cash  used in operating activities                                  (8,546)        (18,500)
Cash flow from investment activities:
       Purchases of property and equipment                                          (4,719)         (4,200)
       Stores acquired from franchisees                                                 (3)           (198)
                                                                                  --------        --------
             Net cash used in investment activities                                 (4,722)         (4,398)
Cash flow provided by financing activities:
       Proceeds from exercise of stock options                                          33             358
       Net proceeds from Credit Agreement                                            9,700          19,770
                                                                                  --------        --------
               Net cash provided from financing activities                           9,733          20,128
                                                                                  --------        --------
Net decrease in cash and cash equivalents                                           (3,535)         (2,770)
Cash and cash equivalents, beginning of period                                       6,558           3,235
                                                                                  --------        --------
Cash and cash equivalents, end of period                                          $  3,023        $    465
                                                                                  ========        ========
Supplemental disclosure of cash flow information:
       Income taxes paid                                                          $  7,254        $  2,659
       Interest paid                                                              $    833        $    215

          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

      The consolidated financial statements are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1998 and March 31, 1999 and the results of operations and cash flows for the quarters then ended March 31, 1999 and 1998. All significant intercompany accounts and transactions have been eliminated. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

      These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the eighteen-month period ended July 3, 1999, included in the Company's Annual Report of Form 10-K filed with the Securities and Exchange Commission.

2.    SEGMENT INFORMATION

      The following table contains key financial information of the Company's business segments (in thousands):


                                                                          Quarters Ended
                                                                  --------------------------------
                                                                  March 31,              March 31,
                                                                     1999                   1998
                                                                     ----                   ----
        RETAIL:
        Net revenue                                                 $70,420              $38,651
        Operating loss                                                (826)                (649)
        Identifiable assets                                         151,128               95,179
        Depreciation/amortization                                     2,054                1,132
        Capital expenditures                                          3,299                3,187

        FRANCHISING:
        Net revenue                                                  $2,295               $2,063
        Operating earnings                                            1,357                1,122
        Identifiable assets                                           1,930                1,085
        Depreciation/amortization                                        --                   --
        Capital expenditures                                             --                   --

        CORPORATE/OTHER:
        Net revenue                                                     $--                  $--
        Operating expenses                                            6,203                2,371
        Identifiable assets                                           9,588                4,058
        Depreciation/amortization                                       433                  154
        Capital expenditures                                          1,420                1,013



        CONSOLIDATED TOTALS:
        Net revenue                                                 $72,715              $40,714
        Operating loss                                              (5,672)              (1,898)
        Interest expense                                                915                  202
        Loss before income tax benefit                              (6,587)              (2,100)
        Income tax benefit                                          (2,043)                (830)
        Net loss                                                   ($4,544)             ($1,270)

        Identifiable assets                                        $162,646             $100,322
        Depreciation/amortization                                    $2,487               $1,286
        Capital expenditures                                         $4,719               $4,200


3.    SUBSEQUENT EVENTS - FINANCING AND LIQUIDITY

      On April 24, 1998, the Company refinanced and replaced its then existing $20 million loan facility with a $60 million secured revolving line of credit agreement with a group of banks maturing April 24, 2001 (as amended, the "Credit Agreement"). Advances under the Credit Agreement originally bore interest, at the Company's option, at the agent bank's base rate (the higher of the bank's prime rate or the federal funds rate plus 1/2% per annum) or LIBOR plus an applicable margin. The Company did not meet certain of its financial and reporting covenants, including those relating to timely filing of consolidated financial statements, minimum levels of profitability, net worth, liquidity, fixed charge coverage and others. Consequently, the Company's debt under the Credit Agreement was subject to acceleration and is classified as a current liability in the consolidated balance sheets at March 31, 1999 and December 31, 1998. The Credit Agreement was secured by all the assets of the Company. Additionally, the Credit Agreement restricted the payment of dividends.

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

      On August 17, 1999, the Company received $30 million in financing from the Investors. The Investors purchased senior secured notes and warrants pursuant to separate securities purchase agreements (the "Securities Purchase Agreements") each dated as of August 16, 1999. Under these Securities Purchase Agreements, the Company issued (i) $10 million of its 12.5% Secured Notes due 2003 (the "A Notes"); (ii) $5 million of its 13.0% Secured Notes due 2003 (the "B Notes");
(iii) $5 million of its 13.0% Secured Notes due 2002 (the "C Notes"); (iv) $10 million of its 14.0% Secured Notes due 2004 (the "D Notes", and together with the A Notes, the B Notes and the C Notes, the "Notes"); and (v) warrants (the "Warrants") to purchase 6,880,000 shares of the Company's common stock at an initial exercise price of $3.00 per share. See Note 4 for subsequent transaction. Up to $15 million of the Notes was secured by a first lien that was pari pasu with the liens under the Credit Agreement. The Notes are also secured by a second lien on all of the Company's assets. The Company issued the Warrants in connection with the sale of the C Notes and the D Notes. The Warrants may be exercised before the close of business on August 16, 2006. The shares of Common Stock reserved for issuance under the Warrants represent approximately 35% of the shares of Common Stock outstanding assuming the exercise of the Warrants. The warrants were valued at $1,965,000 based on management's estimate using certain fair value methodologies and represent an original issue discount to the C and D notes. This discount is being amortized using the effective interest method. The effective yield is 18.3% and 18.9% on the C Notes and D Notes, respectively. The proceeds from the $30 million in new financing were used for the purchase of seasonal inventory, payment of amounts due under the Credit Agreement, transaction fees and working capital.

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

      Party City's trade vendors representing approximately $36.4 million of trade debt also entered into an agreement with the Company. Pursuant to a Vendor Standstill and Forbearance Agreement ("Vendor Forbearance Agreement"), these trade vendors agreed to forbear from taking any action against Party City until January 15, 2000. The trade vendors received promissory notes from Party City totaling approximately $12.2 million representing one-third of their unpaid balances as of May 1, 1999 (the "Trade Notes"). The Trade Notes bore interest at a rate of 10% per year and were scheduled to mature on November 15, 1999. Interest on the Trade Notes was due on January 15, 2000. Substantially all the remaining two-thirds of the unpaid balances that were due as of May 1, 1999, were satisfied through individual arrangements with such vendors. See Note 4 for further discussion.

      In order to meet the cash flow requirements of the Halloween seasonal purchase of inventory and to meet the requirements of the Bank Forbearance Agreement, the Company identified stores for sale to existing franchisees to generate working capital. Eighteen stores with a net book value of approximately $9.8 million were sold to franchisees. In order to facilitate the sale of these stores, franchise fees were negotiated at lower than normal rates for specific periods. The total proceeds from the sales of these stores was approximately $9.9 million. Under the Bank Forbearance Agreement, the net proceeds from the sale of stores was required to be used to pay down the outstanding borrowings under the Credit Agreement.

4.    SUBSEQUENT EVENTS - REFINANCING TRANSACTIONS

      On January 14, 2000, the Company replaced the Credit Agreement with a new Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation ("Congress"), as lender. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company's option, (i) at the adjusted Eurodollar rate plus the applicable margin, which will initially be 2.75% per annum (subject to possible reduction to a margin as low as 2.25% from and after June 30, 2001, based on the Company's pre-tax income and excess availability) or (ii) at the rate of 3/4% per annum above the prime rate. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company.

      On January 14, 2000, Party City also received $7 million in cash proceeds from the sale to certain of its existing investors (the "Investor Group") of a new series of senior secured notes pursuant to a First Amendment (the "First Amendment") to the Securities Purchase Agreement dated as of August 16, 1999. Pursuant to the First Amendment, the Company issued $7,000,000 in aggregate principal amount of its 14.0% Secured Notes due 2002 (the "E Notes"). The E Notes are secured by a lien on substantially all of the Company's assets. The Investor Group, together with other existing investors and Congress, have entered into an intercreditor agreement. In consideration for waivers and forbearances granted by the Investors to various defaults under the terms of the Company's existing senior secured notes, the Company also agreed to amend and restate the terms of existing warrants (the "Existing Warrants") held by such investors to acquire 6,880,000 shares of the Company's Common Stock. The amended and restated warrants (the "Amended Warrants") will provide for an exercise price of $1.07 per share and were issued upon surrender of the Existing Warrants, which had an exercise price of $3.00 per share. The shares issuable upon the exercise of the Warrants represent approximately 35% of the shares then outstanding. The Warrants were valued at $3,156,000 based on management's estimate using certain fair market methodologies and represent an original issue discount to the C and D notes. This discount is being amortized using the effective interest method. The effective yield is 28.6% and 28.9% on the C Notes and D Notes, respectively.

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

5.    LITIGATION

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

On September 13, 1999, the Court signed an Order appointing lead plaintiffs and lead counsel to represent the classes alleged in the complaints. Plaintiffs filed a first amended complaint in October 1999 and a second amended complaint in February 2000.

            The defendants have made a motion to dismiss the complaint.

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

      On January 6, 2000, Plaintiff amended its Complaint by adding another plaintiff, Ron's: The Party Super Store, Inc. The Company has answered the Complaint, and discovery has commenced.

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

6.    EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):


                                                                               QUARTERS ENDED
                                                                               --------------
                                                                 March 31, 1999             March 31, 1998
                                                                 --------------             --------------
             Net loss                                              ($4,544)                    ($1,271)
             Average shares outstanding                              12,454                      12,327
             Loss per share - basic                                 ($0.36)                     ($0.10)
             Dilutive effect of stock options                           (a)                         (a)
             Average common and common equivalent
             shares outstanding                                      12,454                      12,327
             Loss per share - diluted                               ($0.36)                     ($0.10)


         (a) In periods of losses, options were excluded from the computation of diluted earnings per share because they would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS



                             SELECTED FINANCIAL DATA
                 (in thousands, except per share and store data)

                                                                             QUARTERS ENDED
                                                                             --------------
                                                                         MARCH 31,       MARCH 31,
                                                                         --------       ---------
                                                                           1999            1998
                                                                           ----            ----
                                                                               (UNAUDITED)

STATEMENT OF OPERATIONS DATA
Total revenue                                                           $   72,715        $ 40,714
                                                                        ==========================
Company-owned stores
   Net sales                                                            $   70,420        $ 38,651
   Cost of goods sold and occupancy costs                                   51,191          28,548
                                                                        ----------        --------
   Gross profit                                                             19,229          10,103
   Store operating and selling expense                                      20,055          10,752
                                                                        ----------        --------
   Company-owned stores loss                                                  (826)           (649)

Franchise stores:
   Royalty fees                                                              2,131           2,021
   Franchise fees                                                              164              42
                                                                        ----------        --------                -
   Total franchise revenues                                                  2,295           2,063
   Total franchise expense                                                     938             941
                                                                        ----------        --------
   Franchise profit contribution                                             1,357           1,122

General and administrative expense:

   Special charges (a)                                                       1,151              --
   Other general and administrative expenses                                 5,052           2,371
                                                                        ----------        --------
                                                                             6,203           2,371
                                                                        ----------        --------
Loss before interest and income tax benefit                                 (5,672)         (1,898)
Interest expense, net                                                          915             202
                                                                        ----------        --------
Loss before income tax benefit                                              (6,587)         (2,100)
Income tax benefit                                                          (2,043)           (830)
                                                                        ----------        --------
Net loss                                                                $   (4,544)       $ (1,270)
                                                                        ==========        ========

Basic earnings per share                                                  ($  0.36)       $  (0.10)
                                                                        ==========        ========
Diluted earnings per share                                                ($  0.36)       $  (0.10)
                                                                        ==========        ========
Weighted average shares outstanding -- Basic                                12,454          12,327
                                                                        ==========        ========
Weighted average shares outstanding -- Diluted                              12,454          12,327
                                                                        ==========        ========
EBITDA (b)                                                                ($ 2,034)       ($   612)
                                                                        ==========        ========
   Depreciation and amortization                                          $  2,487        $  1,286
                                                                        ==========        ========



                                                                               QUARTERS ENDED
                                                                               --------------
                                                                         MARCH 31,          MARCH 31,
                                                                           1999                1998
                                                                           ----                ----
                                                                                  (Unaudited)
STORE DATA:
    COMPANY-OWNED:
      Stores open at beginning of period                                   207                  117
      Stores opened                                                          7                   12
      Stores closed                                                          -                    -
      Stores acquired from franchisees                                       -                    1
      Stores sold to franchisees                                            --                    -
                                                                           ---                  ---
      Stores open at end of period                                         214                  130
    FRANCHISE:
      Stores open at beginning of period                                   167                  158
      Stores opened                                                          7                    2
      Stores closed                                                          -                    -
      Stores acquired from franchisees                                       -                  (1)
      Stores acquired from Company                                           -                    -
                                                                           ---                  ---
      Stores open at end of period                                         174                  159
                                                                           ===                  ===

    Increase in company-owned same store sales                           15.0%                11.6%
    Increase  in franchise same store sales                              10.4%                10.2%
    Average sales per Company-owned store                                  357                  308

BALANCE SHEET DATA:
    Working capital (deficiency)                                     ($20,993)              $30,187
    Total assets                                                       162,646              100,322
    Bank borrowings and other debt                                      56,500               24,062
    Capital lease obligation                                             1,036                1,381
    Stockholders' equity                                               $43,982              $44,870


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

Quarter Ended March 31, 1999 ("1999 Quarter") Compared to Quarter Ended March 31, 1998 ("1998 Quarter)

Retail. Net sales from Company-owned stores increased 82.2% to $70.4 million for three months ended March 31, 1999, from $38.7 million for the comparable 1998 Quarter. Same store sales decreased 4.5% in the 1999 Quarter. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the 1999 Quarter increased 90.3% to $19.2 million from $10.1 million for the comparable 1998 Quarter. The increase in the 1999 Quarter was primarily due to increased sales volume. Gross margin was 27.3% for the 1999 Quarter compared with 26.1% for the comparable 1998 Quarter. The increase in gross margin is related primarily to an increase in discounts and rebates in the 1999 Quarter due to the size of the organization.

      Store operating and selling expenses increased 86.5% to $20.1 million for the 1999 Quarter from $10.8 million in the comparable 1998 Quarter. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during the 1999 Quarter. Store operating and selling expenses were 28.5% and 27.8% of sales for the 1999 Quarter and 1998 Quarter, respectively. Pre-opening expenses in the 1999 Quarter were $182,000 relating to seven Company-owned stores opened in the quarter compared to pre-opening expenses of $402,000 incurred in the 1998 Quarter. Company-owned stores recorded an operating loss of $826,000 for the 1999 Quarter, compared to an operating loss of

$649,000 for the 1998 Quarter. The increased loss was primarily the result of increased gross margin offset by the increase in pre-opening expenses.

Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Franchise fees, recognized on seven store openings were $164,000 for the 1999 Quarter compared to $42,000 for the comparable 1998 Quarter, which derived from two store openings. Royalty fees increased 5.5% to $2.1 million in the 1999 Quarter from $2.0 million in the comparable 1998 Quarter due primarily to an increase in the number of stores.

      Expenses directly related to franchise revenue decreased to $938,000 for the 1999 Quarter from $941,000 for the 1998 Quarter. As a percentage of franchise revenue, franchise expenses were 40.9% and 45.6% for the 1999 Quarter and 1998 Quarter, respectively.

      Franchise profit contribution increased 20.9% to $1.4 million for the 1999 Quarter from $1.1 million for the 1998 Quarter. The increase in franchise profit contribution is due primarily to higher revenues from the increased number of franchise stores.

 General and Administrative. General and administrative expenses increased 162% to $6.2 million in the 1999 Quarter from $2.4 million in the 1998 Quarter. This increase is attributable in part to $1.2 million in special charges relating to consulting accounting, banking and other expense resulting from the Company's refinancing arrangements. In addition, during the 1999 Quarter there was an increase in corporate expenses primarily attributable to an increase in payroll and related benefits and increased travel and occupancy costs as a result of establishing the necessary organizational infrastructure to allow the Company to maintain the Company-owned store base and for planned future growth. Exclusive of the $1.2 million in special charges discussed above, general and administrative expenses were 6.9% and 5.8% of total revenue for the 1999 Quarter and 1998 Quarter, respectively.

Interest Expense. Interest expense increased 353% to $915,000 for the 1999 Quarter from $202,000 in the comparable 1998 Quarter. The increased expense is primarily attributable to higher average borrowings outstanding and, to a lesser extent, higher interest rates.

Income Tax Benefit. The income tax benefit for the 1999 Quarter was $2.0 million, an increase of 146% over the $830,000 benefit in 1998. This increase is primarily due to the increase in the loss before income tax benefit in the 1999 Quarter.

Net Loss. As a result of the above factors, net loss for the 1999 Quarter was $4.5 million, or $0.36 per basic and diluted share, as compared to a net loss of $1.3 million, or $0.10 per basic and diluted share in the 1998 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

      For the 1999 Quarter, cash used in operating activities was $8.5 million, compared to $18.5 million for the 1998 Quarter. The decrease in cash used in operating activities was primarily attributable to increases in merchandise inventory of $8.2 million, other current assets of $214.000, and net loss of $4.5 million, partially offset by depreciation and amortization of $2.5 million, deferred rent of $746,000, increases in accounts payable of $7.5 million and decreases in accrued expenses of $702,000 as well as other net changes in operating assets and liabilities.

      Cash used in investing activities for the 1999 Quarter was $4.7 million compared to $4.4 million in the comparable 1998 Quarter. The increase in cash used in investing activities was primarily attributable to the expanded store base offset by a decrease in acquisitions.

      Cash provided by financing activities was $9.7 million for the 1999 Quarter compared to $20.1 million in the comparable 1998 Quarter. This amount is primarily attributable to the increase in borrowings of $9.7 million under the Credit Agreement.

      The Company did not meet certain of its financial and reporting covenants, including those relating to timely filing of consolidated financial statements, minimum levels of profitability, net worth, liquidity, fixed charge coverage and others. Consequently, the Company's debt under the Credit Agreement was subject to acceleration and is classified as a current liability in the consolidated balance sheets at March 31, 1999 and December 31, 1998. The Credit Agreement was secured by all the assets of the Company. Additionally, the Credit Agreement restricted the payment of dividends.

      Party City's trade vendors representing approximately $36.4 million of trade debt also entered into an agreement with the Company. Pursuant to a Vendor Standstill and Forbearance Agreement ("Vendor Forbearance Agreement"), these trade vendors agreed to forbear from taking any action against Party City until January 15, 2000. The trade vendors received promissory notes from Party City totaling approximately $12.2 million representing one-third of their unpaid balances as of May 1, 1999 (the "Trade Notes"). The Trade Notes bore interest at a rate of 10% per year and were scheduled to mature on November 15, 1999. Interest on the Trade Notes was due on January 15, 2000. Substantially all the remaining two-thirds of the unpaid balances that were due as of May 1, 1999, were satisfied through individual arrangements with such vendors.

      In order to meet the cash flow requirements of the Halloween seasonal purchase of inventory and to meet the requirements of the Bank Forbearance Agreement, the Company identified stores for sale to existing franchisees to generate working capital. Eighteen stores with a net book value of approximately $9.8 million were sold to franchisees, of which seventeen stores with a net book value of approximately $9.4 million were sold in the quarter ended October 2, 1999. In order to facilitate the sale of these stores, franchise fees were negotiated at lower than normal rates for specific periods. The total proceeds from the sales of these stores was approximately $9.9 million. Under the Bank Forbearance Agreement, the net proceeds from the sale of stores was required to be used to pay down the outstanding borrowings under the Credit Agreement.

      On January 14, 2000, the Company replaced the Credit Agreement with a new Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation ("Congress"), as lender. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company's option, (i) at the adjusted Eurodollar rate plus the applicable margin, which will initially be 2.75% per annum (subject to possible reduction to a margin as low as 2.25% from and after June 30, 2001, based on the Company's pre-tax income and excess availability) or (ii) at the rate of 3/4% per annum above the prime rate. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company.

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

      As of May 8, 2000, the Company has not incurred any significant business disruptions as a result of year 2000 issues. However, while no such occurrence has developed as of the date of this filing, year 2000 issues that may arise related to material Third Parties may not become apparent immediately and therefore, there is no assurance that the Company will not be affected by Third Party noncompliance in the future. The Company will continue to monitor the issue vigilantly and work to remediate any issues that may arise.

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

                                               PARTY CITY CORPORATION

                                                    By /s/ James Shea
                                              -----------------------
                                                         (James Shea)
                                              Chief Executive Officer

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

Date:  May 16, 2000

17