Form 10-Q
period 2000-04-01
PARTY CITY CORP
filed 2000-05-16
CIK 1005972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                -----------------
     FOR THE QUARTERLY PERIOD ENDED                    COMMISSION FILE NUMBER
            APRIL 1, 2000                                      0-27826
                                -----------------
                             PARTY CITY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                22--3033692
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

               400 COMMONS WAY                            07866
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

                             PARTY CITY CORPORATION

                                      INDEX

 Part I.      Financial Information                                                                                Page No.
         Item 1. Consolidated Financial Statements                                                                 -------
                Consolidated Balance Sheets - April 1, 2000 (Unaudited) and July 3, 1999                                3
                Consolidated Statements of Operations (Unaudited) - For the Quarters and Nine
                    Months Ended April 1, 2000 and March 31, 1999                                                       4
                Consolidated Statements of Cash Flows (Unaudited) - For the Nine Months
                    Ended April 1, 2000 and March 31, 1999                                                              5
                Notes to Consolidated Financial Statements                                                              6
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                                            12

 Part II.     Other Information
         Item 2. Changes in Securities                                                                                 17
         Item 3. Defaults Under Senior Securities                                                                      17
         Item 6. Exhibits and Reports on Form 8-K                                                                      18
         Exhibit Index

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                      PARTY CITY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                        APRIL 1, 2000   JULY 3, 1999*
                                                                                        -------------   -------------
                                                                                         (Unaudited)
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                                 $  4,495       $ 11,470
   Merchandise inventory                                                                       51,763         47,016
   Refundable income taxes                                                                      1,919          6,848
   Other current assets                                                                        15,325         13,328
   Advance merchandise payments                                                                    --          9,439
                                                                                             --------       --------
      Total current assets                                                                     73,502         88,101
Property and equipment, net                                                                    43,884         50,557
Goodwill, net                                                                                  15,153         18,483
Other assets                                                                                    2,740            906
                                                                                             --------       --------
      Total assets                                                                           $135,279       $158,047
                                                                                             ========       ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts and notes payable - trade                                                        $ 28,465       $ 45,114
   Accrued expenses                                                                            15,137         10,145
   Revolving credit facility                                                                    6,916             --
   Other current liabilities                                                                    2,044            986
   Credit Agreement                                                                                --         58,550
                                                                                             --------       --------
      Total current liabilities                                                                52,562        114,795

   Deferred rent                                                                                7,323          6,527
   Senior Notes                                                                                34,535             --
   Other long-term liabilities                                                                    624            791

Commitments and contingencies

Stockholders' equity:
   Common stock, 12,722,205 and 12,455,538 shares
     outstanding, respectively                                                                    127            125
   Additional paid-in capital                                                                  37,968         34,024
   Retained earnings                                                                            2,140          1,785
                                                                                             --------       --------
       Total stockholders' equity                                                              40,235         35,934
                                                                                             --------       --------
          Total liabilities and stockholders' equity                                         $135,279       $158,047
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

                      PARTY CITY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                  QUARTERS ENDED                  NINE MONTHS ENDED
                                                          -----------------------------------------------------------------
                                                          APRIL 1, 2000   MARCH 31, 1999    APRIL 1, 2000    MARCH 31, 1999
                                                          -----------------------------------------------------------------
Revenues:
  Net sales                                                   $  66,400       $  70,420        $ 264,982        $ 260,625
  Royalty fees                                                    2,472           2,131           10,065            8,599
  Franchise fees                                                     --             164              322              559
                                                              ---------       ---------        ---------        ---------
     Total revenues                                              68,872          72,715          275,369          269,783
Expenses:
  Cost of goods sold and occupancy costs                         49,669          51,191          180,120          181,624
  Company-owned stores operating and selling expense             18,381          20,055           64,062           70,364
  Franchise expense                                                 987             938            3,239            3,249
  General and administrative expense                              6,302           6,203           21,169           16,070
                                                              ---------       ---------        ---------        ---------
    Total expenses                                               75,339          78,387          268,590          271,307
                                                              ---------       ---------        ---------        ---------
Earnings (loss) before interest and income tax benefit          (6,467)         (5,672)            6,779          (1,524)
Interest expense                                                  2,157             915            6,661            2,677
                                                              ---------       ---------        ---------        ---------
Earnings (loss) before income tax benefit                       (8,624)         (6,587)              118          (4,201)
Income tax benefit                                                   --         (2,043)            (237)            (850)
                                                              ---------       ---------        ---------        ---------
Net income (loss)                                              ($8,624)        ($4,544)             $355         ($3,351)
                                                              =========       =========        =========        =========
Basic earnings (loss) per share                                 ($0.68)         ($0.36)             $.03          ($0.27)
                                                              =========       =========        =========        =========
Weighted average shares outstanding - basic                      12,722          12,454           12,574           12,468
                                                              =========       =========        =========        =========
Diluted earnings (loss) per share                               ($0.68)         ($0.36)             $.02          ($0.27)
                                                              =========       =========        =========        =========
Weighted average shares outstanding - diluted                    12,722          12,454           15,720           12,468
                                                              =========       =========        =========        =========

          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                           -------------------------
                                                                            APRIL 1,      MARCH 31,
                                                                              2000          1999
                                                                           -------------------------
Cash flow from operating activities:
Net income (loss)                                                          $    355        ($3,351)
Adjustments to reconcile net income to net cash provided by
operating activities:
       Depreciation and amortization                                          7,669           6,355
       Non-cash interest and deferred financing costs                           888              --
       Deferred rent                                                            796           2,321
       Provision for doubtful accounts                                          853              45
       Loss on sale of stores to franchisees                                  1,375              --
       Deferred tax asset                                                     (915)           1,367
       Changes in assets and liabilities:
         Merchandise inventory                                              (9,281)        (13,493)
         Refundable income taxes                                              4,929         (8,375)
         Advance merchandise payments                                         9,439              --
         Other current assets                                               (2,308)           2,873
         Other assets                                                         (220)             446
         Accounts payable                                                  (16,649)          22,979
         Accrued expenses                                                     4,659         (1,047)
         Other current liabilities                                             (44)             245
         Other long-term liabilities                                          (167)           (196)
                                                                           --------        --------
            Net cash provided by operating activities                         1,379          10,169
Cash flow from investment activities
       Purchases of property and equipment                                  (2,530)        (24,726)
       Proceeds from sales of stores to franchisees                           9,877              --
       Disposals of property and equipment                                       87              15
       Stores acquired from franchisees                                          --         (5,974)
                                                                           --------        --------
             Net cash provided by (used in) investing activities              7,434        (30,685)
Cash flow provided by financing activities
       Proceeds from issuance of stock in exchange for services                 800              --
       Proceeds from issuance of Senior Notes and warrants                   37,281              --
       Senior Note and revolving credit facility costs                      (2,225)              --
       Tax effect of non-qualified stock options                               (10)           1,023
       Net proceeds from (payments on) Credit Agreement                    (58,550)          17,220
       Net proceeds from revolving credit facility                            6,916              --
       Proceeds from exercise of stock options                                   --             207
                                                                           --------        --------
               Net cash provided from (used in) financing activities       (15,788)          18,450
                                                                           --------        --------
Net decrease in cash and cash equivalents                                   (6,975)         (2,066)
Cash and cash equivalents, beginning of period                               11,470           5,089
                                                                           --------        --------
Cash and cash equivalents, end of period                                   $  4,495        $  3,023
                                                                           ========        ========
Supplemental disclosure of cash flow information:
       Income taxes paid                                                   $     97        $  7,254
       Interest paid                                                       $  1,630        $    833
Supplemental disclosure of financing activities:
       Fair value of Warrants issued                                       $  3,156              --


          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

      The consolidated financial statements, presented in this Form 10-Q, except for the July 3, 1999 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of April 1, 2000 and the results of operations for the interim periods presented and cash flows for nine months ended April 1, 2000 and March 31, 1999. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

      On August 16, 1999, the Company entered into agreements with its existing bank lenders under the Credit Agreement (the "Banks"), a new group of investors (the "Investors") and its trade vendors. The Banks and the Company entered into a Standstill and Forbearance Agreement (the "Bank Forbearance Agreement"). Under the Bank Forbearance Agreement, the Banks agreed not to exercise rights and remedies based upon any existing defaults until June 30, 2000 unless a further event of default occurred. The interest rate on its bank debt was increased to 2% over the bank's prime interest rate, and the Company paid a forbearance fee of $580,000.

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

      On January 14, 2000, the Company replaced the Credit Agreement with a new Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation ("Congress"), as lender. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company's option, (i) at the adjusted Eurodollar rate plus the applicable margin, which will initially be 2.75% per annum (subject to possible reduction to a margin as low as 2.25% from and after June 30, 2001, based on the Company's pre-tax income and excess availability) or (ii) at the rate of 3/4% per annum above the prime rate. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company. At May 6, 2000, $7.0 million was outstanding under this revolving credit facility. Under the borrowing base formula of the revolving credit agreement, the Company has $18.7 million of additional unused borrowing capacity to meet its liquidity needs.

      On January 14, 2000, Party City also received $7 million in cash proceeds from the sale to certain of its existing investors (the "Investor Group") of a new series of senior secured notes pursuant to a First Amendment (the "First Amendment") to the Securities Purchase Agreement dated as of August 16, 1999. Pursuant to the First Amendment, the Company issued $7,000,000 in aggregate principal amount of its 14.0% Secured Notes due 2002 (the "E Notes"). The E Notes are secured by a lien on substantially all of the Company's assets. The Investor Group, together with other existing investors and Congress, have entered into an intercreditor agreement. In consideration for waivers and forbearances granted by the Investors to various defaults under the terms of the Company's existing senior secured notes, the Company also agreed to amend and restate the terms of existing warrants (the "Existing Warrants") held by such investors to acquire 6,880,000 shares of the Company's Common Stock. The amended and restated warrants (the "Amended Warrants") will provide for an exercise price of $1.07 per share and were issued upon surrender of the Existing Warrants, which had an exercise price of $3.00 per share. The shares issuable upon the exercise of the Warrants represent approximately 35% of the shares then outstanding The warrants were valued at $3,156,000 based on management's estimate using certain fair value methodologies and represent an original issue discount to the C and D notes. This discount is being amortized using the effective interest method. The effective yield is 28.6% and 28.9% on the C Notes and D Notes, respectively.

      The Company used the proceeds from the sale of the E Notes and initial amounts borrowed under the revolving credit facility (i) to pay off all amounts owing under its current credit facility, (ii) to pay all amounts owing on the trade notes issued to certain of its vendors in August 1999 and (iii) to pay the remaining amounts owed to various seasonal trade vendors for credit extended for inventory purchased by the Company for the 1999 Halloween, Thanksgiving and Christmas seasons. Substantially all the remaining unpaid vendor balances that were due May 1, 1999, have been satisfied by individual arrangements with such vendors.

3.   RELATED PARTY TRANSACTION

      On November 2, 1999, the Company's Non-Executive Chairman of the Board purchased $166,667 of the Company's 13.0% Secured Notes due 2002, $333,333 of the Company's 14.0% Secured Notes due 2004, and Warrants to purchase 229,333 shares of the Company's common stock from an Investor for a total purchase price of $498,184. For the period from November 2, 1999 to April 1, 2000, the Company incurred $33,000 of interest expense related to these Notes.

4.   LITIGATION

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

5.   STOCKHOLDERS' EQUITY

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

6.   SEGMENT INFORMATION

     The following table contains key financial information of the Company's business segments (in thousands):

                                                QUARTERS ENDED                   NINE MONTHS ENDED
                                                --------------                   -----------------
                                            APRIL 1,       MARCH 31,         APRIL 1,         MARCH 31,
                                             2000            1999              2000             1999
                                             ----            ----              ----             ----
RETAIL:
Net revenue                                 $  66,400        $  70,420       $ 264,982        $ 260,625
Operating earnings (loss)                     (1,650)            (826)          20,800            8,637
Identifiable assets                           124,303          151,128         124,303          151,128
Depreciation/amortization                       2,057            2,054           6,290            5,429
Capital expenditures                              241            3,299           1,030           19,164

FRANCHISING:
Net revenue                                 $   2,472        $   2,295       $  10,387        $   9,158
Operating earnings                              1,485            1,357           7,148            5,909
Identifiable assets                             1,748            1,930           1,748            1,930
Depreciation/amortization                          --               --              --               --
Capital expenditures                               --               --              --               --

CORPORATE/OTHER:
Net revenue                                 $      --        $      --       $      --        $      --
Operating expenses                              6,302            6,203          21,169           16,070
Identifiable assets                             9,228            9,588           9,228            9,588
Depreciation/amortization                         283              433           1,379              948
Capital expenditures                              497            1,420           1,500            5,762

CONSOLIDATED TOTALS:
Net revenue                                 $  68,872        $  72,715       $ 275,369        $ 269,783
Operating earnings (loss)                     (6,467)          (5,672)           6,779          (1,524)
Interest expense                                2,157              915           6,661            2,677
                                            ---------        ---------       ---------        ---------
Earnings (loss) before income taxes           (8,624)          (6,587)             118          (4,201)
Provision for income tax benefit                   --          (2,043)           (237)            (850)
                                            ---------        ---------       ---------        ---------
Net income (loss)                          ($  8,624)       ($  4,544)       $     355       ($  3,351)
                                            =========        =========       =========        =========

Identifiable assets                         $ 135,279        $ 162,646       $ 135,279        $ 162,646
Depreciation/amortization                       2,340            2,487           7,669            6,377
Capital expenditures                              738            4,719           2,530           24,926

7.   Earnings Per Share

     The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

                                                       Quarters ended                          Nine Months Ended
                                                       --------------                          -----------------
                                                 April 1,           March 31,              April 1,          March 31,
                                                 --------           ---------              --------          ---------
                                                   2000                1999                 2000               1999
                                                   ----                ----                 ----               ----
   Net income (loss)                              ($8,624)             ($4,544)               $355              ($3,351)
   Average shares outstanding                      12,722               12,454              12,574               12,468
   Earnings (loss) per share - basic               ($0.68)              ($0.36)              $0.03               ($0.27)
   Dilutive effect of stock options                    (a)                  (a)                  9                   (a)
   Dilutive effect of warrants                         (a)                   NA              3,137                   NA
   Average common and common equivalent shares
   outstanding                                     12,722               12,454              15,720               12,468
   Earnings (loss) per share - diluted             ($0.68)              ($0.36)              $0.02               ($0.27)

(a) In periods of losses, options were excluded from the computation of diluted earnings per share because they would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                               SELECTED FINANCIAL DATA
                                                                   (in thousands, except per share and store data)

                                                                    QUARTERS ENDED                   NINE MONTHS ENDED
                                                                    --------------                   -----------------
                                                              APRIL 1,         MARCH 31,        APRIL 1,         MARCH 31,
                                                               2000              1999            2000              1999
                                                               ----              ----            ----              ----
STATEMENT OF OPERATIONS DATA:
Total revenue                                                 $  68,872       $  72,715        $ 275,369        $ 269,783
                                                              =========       =========        =========        =========
Company-owned stores
    Net sales                                                 $  66,400       $  70,420        $ 264,982        $ 260,625
    Cost of goods sold and occupancy costs                       49,669          51,191          180,120          181,624
                                                              ---------       ---------        ---------        ---------
    Gross profit                                                 16,731          19,229           84,862           79,001
    Store operating and selling expense                          18,381          20,055           64,062           70,364
                                                              ---------       ---------        ---------        ---------
    Company-owned stores profit contribution (loss)             (1,650)           (826)           20,800            8,637

Franchise stores:
    Royalty fees                                                  2,472           2,131           10,065            8,599
    Franchise fees                                                   --             164              322              559
                                                              ---------       ---------        ---------        ---------
    Total franchise revenues                                      2,472           2,295           10,387            9,158
    Total franchise expense                                         987             938            3,239            3,249
                                                              ---------       ---------        ---------        ---------
    Franchise profit contribution                                 1,485           1,357            7,148            5,909

General and administrative expense:
    Special charges (a)                                             811           1,151            7,073            1,151
    Other general and administrative expenses                     5,491           5,052           14,096           14,919
                                                              ---------       ---------        ---------        ---------
                                                                  6,302           6,203           21,169           16,070
                                                              ---------       ---------        ---------        ---------
Earnings (loss) before interest and income tax benefit          (6,467)         (5,672)            6,779          (1,524)
Interest expense, net                                             2,157             915            6,661            2,677
                                                              ---------       ---------        ---------        ---------
Earnings (loss) before income tax benefit                       (8,624)         (6,587)              118          (4,201)
Income tax benefit                                                   --         (2,043)            (237)            (850)
                                                              ---------       ---------        ---------        ---------
Net income (loss)                                            ($  8,624)      ($  4,544)        $     355       ($  3,351)
                                                              =========       =========        =========        =========
Basic earnings (loss) per share                              ($   0.68)      ($   0.36)        $     .03       ($   0.27)
                                                              =========       =========        =========        =========
Diluted earnings (loss) per share                            ($   0.68)      ($   0.36)        $     .02       ($   0.27)
                                                              =========       =========        =========        =========
Weighted average shares outstanding - Basic                      12,722          12,454           12,574           12,468
                                                              =========       =========        =========        =========
Weighted average shares outstanding - Diluted                    12,722          12,454           15,720           12,468
                                                              =========       =========        =========        =========
EBITDA (b)                                                    $ (3,316)       $ (2,034)        $  21,521        $   6,004
                                                              =========       =========        =========        =========


      (a) Special charges relate to consulting services, accounting fees, bank fees, legal fees and other expenses related to the Company's default on its Credit Agreement and related financial and refinancing transactions. The Company engaged the services of a crisis management consulting firm and various other professionals and consultants to advise management during the complex negotiations with the banks, vendors and potential investors.

      (b) Earnings before interest, taxes, depreciation and amortization, and exclusive of special charges, as defined above.


                                                  QUARTERS ENDED         NINE MONTHS ENDED
                                                  --------------         -----------------
                                               APRIL 1,    MARCH 31,    APRIL 1,    MARCH 31,
                                                2000         1999        2000         1999
                                                ----         ----        ----         ----
STORE DATA:
    COMPANY-OWNED:
      Stores open at beginning of period          198          207          215          148
      Stores opened                                 1            7            2           61
      Stores closed                               (1)           --          (2)           --
      Stores acquired from franchisees             --           --           --            5
      Stores sold to franchisees                   --           --         (17)           --
                                                 ----         ----         ----         ----
      Stores open at end of period                198          214          198          214

    FRANCHISE:
      Stores open at beginning of period          206          167          178          161
      Stores opened                                 3            7           15           18
      Stores closed                               (1)           --          (2)           --
      Stores acquired from corporate               --           --           17           --
      Stores sold to corporate                     --           --           --          (5)
                                                 ----         ----         ----         ----
      Stores open at end of period                208          174          208          174
                                                 ----         ----         ----         ----
                                                  406          388          406          388
                                                 ====         ====         ====         ====
    Increase (decrease) in company-owned
    same store sales                           (4.4%)        15.0%       (0.3%)        12.4%
    Increase (decrease) in franchise same
    store sales                                (1.2%)        10.4%         7.1%         6.8%
    Average sales per Company-owned
    store (in thousands)                       $339.5       $357.3     $1,381.4     $1,345.6

                                                                       APRIL 1,           MARCH 31,
BALANCE SHEET DATA:                                                     2000                1999
                                                                        ----                ----
    Working capital (deficiency)                                       $20,940            ($20,993)
    Total assets                                                       135,279              162,646
    Revolving credit agreement borrowings and other
    Senior Notes                                                        41,451               56,500
    Capital lease obligation                                               795                1,036
    Stockholders' equity                                                40,235               43,982

QUARTER ENDED APRIL 1, 2000 ("THIRD QUARTER") COMPARED TO QUARTER ENDED MARCH 31, 1999 ("1999 QUARTER")

      Retail. Net sales from Company-owned stores decreased 5.7% to $66.4 million for the Third Quarter, from $70.4 million for the comparable 1999 Quarter. The decrease in sales is the result of the decreased number of stores and same store sales declines. Same store sales decreased 4.4% in the Third Quarter primarily as a result of the shift of a significant portion of Easter sales to the fourth quarter. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the Third Quarter decreased 13.0% to $16.7 million from $19.2 million for the comparable 1999 Quarter. The decrease in gross profit in the Third Quarter was primarily due to fewer stores. Gross margin was 25.2% for the Third Quarter compared to 27.3% in the 1999 Quarter.

      Store operating and selling expenses decreased 8.3% to $18.4 million for the Third Quarter from $20.1 million in the comparable 1999 Quarter. The decrease in store operating expenses is primarily attributable to store payroll and bonuses of $945,000 and reduced other operating expenses of $477,000 during the Third Quarter. Store operating and selling expenses were 27.7% and 28.5% of sales for the Third Quarter and the comparable 1999 quarter, respectively. Pre-opening expenses of $6,000 were incurred in the quarter related to one third quarter opening compared to pre-opening expenses of $182,000 incurred in the 1999

Quarter in connection with the opening of seven stores. Company-owned stores recorded a negative contribution of $1.7 million for the Third Quarter, compared to a negative contribution of $826,000 for the 1999 Quarter.

      Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4% of the store's net sales. Royalty fees increased 16.0% to $2.5 million in the Third Quarter from $2.1 million in the comparable 1999 Quarter due primarily to an increase in the number of stores. No franchise fee income was recognized in the Third Quarter, compared to $164,000 recognized in the comparable period in 1999.

      Expenses directly related to franchise revenue increased 5.2% to $987,000 for the Third Quarter from $938,000 for the comparable 1999 period. As a percentage of franchise revenue, franchise expenses were 39.9% and 40.9% for the Third Quarter and the comparable 1999 Quarter, respectively.

      Franchise profit contribution increased 9.4% to $1.5 million for the Third Quarter from $1.4 million for the comparable 1999 Quarter. The increase in franchise profit contribution is due to higher revenues from the increased number of franchise stores.

      General and Administrative. General and administrative expenses increased 1.6% to $6.3 million in the Third Quarter from $6.2 million in the comparable 1999 Quarter. This increase includes $811,000 in special charges relating to consulting accounting, banking and other expense resulting from the Company's refinancing arrangements in the second Quarter. Exclusive of the $811,000 in special charges, general and administrative expenses were 8.0% and 6.9% of total revenue for the Third Quarter and 1999 Quarter, respectively. This increase primarily results from a charge for store closing costs of $955,000 relating to two stores.

      Interest Expense. Interest expense increased 136% to $2.2 million for the Third Quarter from $915,000 in the comparable 1999 Quarter. The increased expense is primarily attributable to increased interest rates, new borrowings and increased average borrowings outstanding.

     Income Tax Benefit. There was no tax benefit for the Third Quarter as compared to the $2.0 million benefit reported in the 1999 Quarter.

      Net Loss. As a result of the above factors, net loss for the Third Quarter was $8.6 million, or $0.68 per basic and diluted share, in the Third Quarter, as compared to a net loss of $4.5 million, or $.36 per basic and diluted share in the 1999 Quarter.

NINE MONTHS ENDED APRIL 1, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

      Retail. Net sales from Company-owned stores increased 1.7% to $265 million for the nine months ended April 1, 2000, from $261 million for the comparable nine month period ended March 31, 1999. This increase is the result of the maturing of stores opened in the 1999 period offset by negative same-store sales increases, further offset by the effects of the 17 stores sold in the first quarter. Same store sales decreased 0.3% in the nine months ended April 1, 2000. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the 2000 period increased 7.4% to $84.9 million from $79.0 million for the comparable 1999 period. The increase in gross profit in the 2000 period was primarily due to a charge of $7.9 million recorded in the 1999 period. This charge was the result of the reconciliation of the physical inventory counts taken in January through March of 1999. In addition, the Company increased its provision for obsolete inventory by $2.7 million during the 1999 period. Gross margin was 32.0% for the 2000 period compared with 30.3% for the comparable 1999 period.

      Store operating and selling expenses decreased 9.0% to $64.1 million for the 2000 period from $70.4 million in the comparable 1999 period. The decrease in store operating expenses is attributable primarily to reduced store payroll of $1.4 million, reduced advertising expense of $1.8 million, reduced supplies expense of $948,000 and reduced other operating expenses of $2.6 million. Store operating and selling expenses were 24.2% and 27.0% of sales for the 2000 period and 1999 period, respectively. Pre-opening expenses in the 2000 period were $93,000 for the two Company-owned store opened in the 2000 period compared to pre-opening expenses of $783,000 for 61 stores opened in the 1999 period. Company-owned stores recorded a profit contribution of $20.8 million for the 2000 period, compared to a contribution of $8.6 million for the 1999 period. The increased contribution was primarily the result of reduced cost of sales and lower operating expenses, including the decrease in pre-opening expenses, and the increased profitability of mature stores.

      Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4% of the store's net sales. Franchise fees, recognized on 15 store openings were $322,000 for the 2000 period compared to $559,000 for the comparable 1999 period, which represents 18 store openings. Royalty fees increased 17.0% to $10.1 million in the 2000 period from $8.6 million in the comparable 1999 period due primarily to an increase in the number of franchise stores and same-store sales increases of 7.1%.

      Expenses directly related to franchise revenue remained nearly constant at $3.2 million for the 2000 period and 1999 period. As a percentage of franchise revenue, franchise expenses were 31.2% and 35.5% for the 2000 period and 1999 period, respectively.

      Franchise profit contribution increased 21.0% to $7.1 million for the 2000 period from $5.9 million for the comparable 1999 period. The increase in franchise profit contribution is due to higher revenues from the increased number of franchise stores and same-store sales increases.

      General and Administrative. General and administrative expenses increased 31.7% to $21.2 million in the 2000 period from $16.1 million in the comparable 1999 period. This increase is primarily attributable to $7.1 million in special charges relating to consulting accounting, banking and other expense resulting from the Company's refinancing arrangements. During the 1999 period, $1.2 million of such special charges were incurred. During the 1999 period there was a decrease in corporate expenses primarily attributable to decreased travel, professional fees and other costs. Exclusive of the $7.1 million in special charges discussed above, general and administrative expenses were 5.1% and 5.5% of revenue for the 2000 period and 1999 period, respectively.

      Interest Expense. Interest expense increased 149% to $6.7 million for the 2000 period from $2.7 million in the comparable 1999 period. The increased expense is primarily attributable to increased interest rates, new borrowings and average borrowings outstanding.

      Income Tax Benefit. There was a tax benefit of $237,000 for the 2000 period as compared to the $850,000 benefit reported in the 1999 period. The tax benefit in 2000 was primarily due to reduced valuation allowances against deferred tax assets and the use of previous federal and state net operating losses.

      Net Income. As a result of the above factors, net income for the 2000 period was $355,000, or $.03 per basic share and $.02 per diluted share, in the 2000 period, as compared to a net loss of $3.4 million, or $(.27) per basic and diluted share in the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine month period ended April 1, 2000, cash provided by operating activities was $1.4 million compared to $10.2 million for the comparable 1999 Period. The decrease in cash provided by operating activities was primarily attributable to increases in other current assets and other assets of $2.5 million, decreases in 2000 in accounts payable of $16.6 million, compared to an increase in accounts payable of $23.0 million in the 1999 period, offset in part by a reduction of refundable income taxes of $4.9 million and increased net income of $3.7 million.

      Cash provided by investing activities for the 2000 period was $7.4 million compared to cash used in investing activities of $30.7 million used in investing in the comparable 1999 period. The change in cash used in investing activities was primarily attributable to declines in new store additions and acquisitions.

During the 2000 period, two new stores were opened compared to 61 stores opened in the 1999 period. No stores were acquired in the 2000 period, compared to five stores acquired in the 1999 period.

      Cash used in financing activities was $15.8 million for the 2000 period compared to cash provided by financing activities of $18.5 million in the comparable 1999 period. This change is primarily attributable to the repayment of borrowings of $58.6 million under the Credit Agreement, net proceeds of $35.0 million from the issuance of Senior Notes, and $6.9 million from advances under the revolving credit facility.

      On January 14, 2000, the Company replaced the Credit Agreement with a new revolving credit facility with Congress Financial Corporation ("Congress"), as lender. Under the terms of the Loan and Security Agreement (the "Loan Agreement") which the Company entered into with Congress, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company's option, (i) at the adjusted Eurodollar rate plus the applicable margin, which will initially be 2.75% per annum (subject to possible reduction to a margin as low as 2.25% from and after June 30, 2001, based on the Company's pre-tax income and excess availability) or (ii) at the rate of 3/4% per annum above the prime rate. The term of the Loan Agreement is three years, and the credit facility is secured by a lien on substantially all of the assets of the Company. At May 6, 2000, $7.0 million was outstanding under the revolving credit agreement. Under the borrowing base formula of the revolving credit agreement, the Company has $18.7 million of additional unused borrowing capacity to meet its liquidity needs.

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

      As of the date of this filing, May 16, 2000, the Company has not incurred any significant business disruptions as a result of year 2000 issues. However, while no such occurrence has developed as of the date of this filing, year 2000 issues that may arise related to material Third Parties may not become apparent immediately and therefore, there is no assurance that the Company will not be affected by Third Party noncompliance in the future. The Company will continue to monitor the issue vigilantly and work to remediate any issues that may arise.

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

     Form 8-K, dated January 14, 2000 (Item 5).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.


                                                    PARTY CITY CORPORATION

                                                         By /s/ James Shea
                                                     ---------------------
                                                              (James Shea)
                                                   Chief Executive Officer

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