Form 10-K
period 1998-12-31
PARTY CITY CORP
filed 2000-09-29
CIK 1005972

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

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                         COMMISSION FILE NUMBER 0-27826
                            ------------------------

                             PARTY CITY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      22-3033692
       (STATE OF OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

        400 COMMONS WAY, ROCKAWAY, NJ                              07866
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (973) 983-0888

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                            -----------------------------------------
                      NONE                                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant on September 20, 2000, based on the closing sale price on such date, was approximately $30,855,782.

     The number of shares outstanding of each of the Registrant's classes of common stock, $0.01 par value, as of September 20, 2000 was 12,722,205.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the November 15, 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                               PART I
Item 1   Business....................................................    2
Item 2   Properties..................................................   12
Item 3   Legal Proceedings...........................................   12
Item 4   Submission of Matters to a Vote of Security Holders.........   13
                               PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................   13
Item 6   Selected Financial Data.....................................   14
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   16
Item 7A  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   20
Item 8   Financial Statements and Supplementary Data.................   20
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   20
                              PART III
Item 10  Directors and Executive Officers of the Registrant..........   21
Item 11  Executive Compensation......................................   21
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................   21
Item 13  Certain Relationships and Related Transactions..............   21
                               PART IV
Item 14  Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................   21

                                     PART I

ITEM 1.  BUSINESS

     Party City Corporation (the "Company") is incorporated in the State of Delaware and operates retail party goods stores within the continental United States and sells franchises on an individual store and area franchise basis throughout the United States, Puerto Rico, Spain, Portugal and Canada. As of December 31, 1998, the Company had 207 Company-owned stores and 167 franchise stores in its network.

FINANCING AND RELATED DEVELOPMENTS

     On April 24, 1998, the Company refinanced and replaced its then existing $20 million loan facility with a $60 million secured revolving line of credit agreement with a group of banks maturing April 24, 2001 (as amended, the "Credit Agreement"). Advances under the Credit Agreement originally bore interest, at the Company's option, at the agent bank's base rate (the higher of the bank's prime rate or the federal funds rate plus 1/2% per annum) or LIBOR plus an applicable margin. The Company did not meet certain of its financial and reporting covenants, including those relating to timely filing of consolidated financial statements, minimum levels of profitability, net worth, liquidity, fixed charge coverage and others. Consequently, the Company's debt under the Credit Agreement was subject to acceleration and is classified as a current liability in the consolidated balance sheet at December 31, 1998. The Credit Agreement was secured by all the assets of the Company. Additionally, the Credit Agreement restricted the payment of dividends.

     On August 16, 1999, the Company entered into agreements with its existing bank lenders under the Credit Agreement (the "Banks"), a new group of investors (the "Investors") and its trade vendors. The Banks and the Company entered into a Standstill and Forbearance Agreement (the "Bank Forbearance Agreement"). Under the Bank Forbearance Agreement, the Banks agreed not to exercise rights and remedies based upon any existing defaults until June 30, 2000, unless a further event of default occurred. The Company also agreed to reduce its outstanding borrowings from $58.6 million to $15 million by October 30, 1999. The interest rate on its bank debt was increased to 2% over the bank's prime interest rate, and the Company paid a forbearance fee of $580,000.

     On August 17, 1999, the Company received $30 million in financing from the Investors. The Investors purchased senior secured notes and warrants pursuant to separate securities purchase agreements (the "Securities Purchase Agreements") each dated as of August 16, 1999. Under these Securities Purchase Agreements, the Company issued (i) $10 million of its 12.5% Secured Notes due 2003 (the "A Notes"); (ii) $5 million of its 13.0% Secured Notes due 2003 (the "B Notes");
(iii) $5 million of its 13.0% Secured Notes due 2002 (the "C Notes"); (iv) $10 million of its 14.0% Secured Notes due 2004 (the "D Notes", and together with the A Notes, the B Notes and the C Notes, the "Notes"); and (v) warrants (the "Warrants") to purchase 6,880,000 shares of the Company's common stock at an initial exercise price of $3.00 per share. The Warrants were valued at $1,965,000 based on management's estimate using certain fair value methodologies and represent an original issue discount to the C Notes and D Notes. Up to $15 million of the Notes were secured by a first lien that was pari pasu with the liens under the Credit Agreement. The Notes are also secured by a junior lien on all of the Company's assets. The Company issued the Warrants in connection with the sale of the C Notes and the D Notes. The Warrants may be exercised before the close of business on August 16, 2006. The shares of Common Stock reserved for issuance under the Warrants represent approximately 35% of the shares of Common Stock outstanding after giving effect to the exercise of the Warrants. The proceeds from the $30 million in new financing were used for the purchase of seasonal inventory, payment of amounts due under the Credit Agreement, transaction fees and working capital.

     The Company also entered into an Investor Rights Agreement (the "Investor Rights Agreement") with the Investors and Jack Futterman, then the chief executive officer of the Company. In this agreement, the Company granted registration rights with respect to shares of common stock. Under the Investor Rights Agreement, the Investors agree that they will not, without the prior written consent of the Board of Directors, (i) acquire or agree to acquire, publicly offer or make any public proposal with respect to the possible acquisition of (a) beneficial ownership of any securities of the Company, (b) any substantial part of the

Company's assets, or (c) any rights or options to acquire any of the foregoing from any person; (ii) make or in any way participate in any "solicitation" of "proxies" (as such terms are defined in the rules of the Securities Exchange Act of 1934, as amended) to vote, or seek to advise or influence any person with respect to the voting of any voting securities of the Company; or (iii) make any public announcement with respect to any transaction between the Company or any of its securities holders and the Investors, including without limitation, any tender or exchange offer, merger or other business combination of a material portion of the assets of the Company. These standstill provisions terminate if the Company's consolidated earnings before interest, taxes, depreciation and amortization and exclusive of special charges ("EBITDA") does not meet specified targets. The Company achieved its target EBITDA for the calendar year 1999. Also, in connection with these transactions, one outside director of the Company resigned and two representatives of the Investors joined the Board of Directors. The Company has amended the restriction that prohibited the Investors from purchasing the Company's stock up to an aggregate amount of $1.5 million of the Company's common stock.

     Party City's trade vendors representing approximately $36.4 million of trade debt also entered into an agreement with the Company. Pursuant to a Vendor Standstill and Forbearance Agreement ("Vendor Forbearance Agreement"), these trade vendors agreed to forbear from taking any action against Party City until January 15, 2000. The trade vendors received promissory notes from Party City totaling approximately $12.2 million representing one-third of their unpaid balances as of May 1, 1999 (the "Trade Notes"). The Trade Notes bore interest at a rate of 10% per year and were scheduled to mature on November 15, 1999. Interest on the Trade Notes was due on January 15, 2000, unless the bank debt was refinanced before such date. Separately, certain seasonal trade vendors agreed to provide trade credit to the Company for 30% of purchases for the Halloween, Thanksgiving and year-end holiday seasons. Those vendors received a shared lien on the Company's inventory for the amount of the credit.

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

     On January 14, 2000, the Company replaced the Credit Agreement with a new Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation ("Congress"), as lender. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company's option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was initially 2.75% per annum (subject to possible reduction to an interest rate as low as 2.25% from and after June 30, 2001, based on the Company's pre-tax income and excess availability) or (ii) at the rate of 3/4% per annum above the prime rate. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company. At September 15, 2000, there was $15.8 million outstanding and approximately $24.2 million was available for borrowing under this revolving credit facility.

     On January 14, 2000, Party City also received $7 million in cash proceeds from the sale to certain of its existing Investors (the "Investor Group") of a new series of senior secured notes pursuant to a First Amendment (the "First Amendment") to the Securities Purchase Agreements. Pursuant to the First Amendment, the Company issued $7 million in aggregate principal amount of its 14.0% Secured Notes due 2002 (the "E Notes"). The E Notes are secured by a lien on substantially all of the Company's assets. The Investor Group, together with other existing Investors and Congress, have entered into an intercreditor agreement. In consideration for waivers and forbearances granted by the Investors to various defaults under the terms of the Company's A Notes, B Notes, C Notes and D Notes, the Company also agreed to amend and restate the terms of the Warrants held by the Investors to acquire 6,880,000 shares of the Company's Common Stock. The amended and restated Warrants (the "Amended Warrants") provide for an exercise price of $1.07 per share and were issued upon surrender of the Warrants which had an exercise price of $3.00 per share. The Amended Warrants were valued at $3,156,000 based on management's estimate using certain fair value methodologies and represent an original issue discount to the C Notes and D Notes. This discount is being amortized using the effective interest method. The effective yield is 28.6% and 28.9% on the C Notes and D Notes, respectively.

     The Company used the proceeds from the sale of the E Notes and initial amounts borrowed under the Loan Agreement (i) to pay off all amounts owed under the Credit Agreement, (ii) to pay all amounts owed on the Trade Notes, and (iii) to pay the remaining amounts owed to various seasonal trade vendors for credit extended for inventory purchased by the Company for the 1999 Halloween, Thanksgiving and year-end holiday seasons. All the remaining unpaid vendor balances that were originally due May 1, 1999, were satisfied by individual arrangements with such vendors.

GENERAL

     The Company is a specialty retailer of party supplies through its network of discount stores. At December 31, 1998, the Company owned and operated 207 Company-owned stores in the United States and its franchisees operated an additional 167 stores in the United States, Puerto Rico, Canada, Portugal and Spain. The Company, based in Rockaway, New Jersey, believes it is one of the largest party supplies specialty chains. The Company authorized the first franchise store in 1989 and opened its first Company-owned store in January 1994.

     The Company operates and franchises party supplies stores that generally range in size from 10,000 square feet to 12,000 square feet. These stores offer a broad selection of merchandise (branded as well as private label) for a wide variety of celebratory occasions, including birthday parties, weddings, and baby showers as well as seasonal events such as Halloween, Christmas, New Year's Eve, Graduation, Easter, Valentine's Day, Thanksgiving, St. Patrick's Day, the Super Bowl and the Fourth of July. Party City seeks to offer customers a "one-stop" party store that provides a wide selection of merchandise at everyday low prices. A key element of delivering customer satisfaction is stocking inventory in sufficient quantities to satisfy customer needs for parties of virtually all sizes and types.

INDUSTRY OVERVIEW

     The retail party supplies business has traditionally been fragmented, with consumers purchasing party-related products from single owner-operated party supplies stores and designated departments in drug stores, general mass merchandisers, supermarkets, and department stores of local, regional and national chains. According to industry sources, the market for party and special occasion merchandise, comprised of party supplies, greeting cards, gift wrap and related items had estimated retail sales of $11.5 billion in 1998.

     The Company believes that the increasing breadth of party supplies merchandise produced by manufacturers over the past few years has been a driving factor in the marketplace's acceptance of the party supplies store concept. Further, the Company believes that the significant revenues experienced by its Company-owned and franchise stores in the fourth calendar quarter can be attributed, to a large extent, to the growth in the number of persons celebrating Halloween and the increased demand for costumes and party supplies utilized in such celebrations. The Company has noted the marketplace's acceptance of other types of superstores and mega-retailers in various categories such as food, home furnishings and pet supplies, among others. The success of such superstores and mega-retailers in other industries has prompted the Company to expand its product lines to include a wider breadth of merchandise in order to make its stores increasingly attractive destination shopping locations for party supplies. In addition, the Company believes that the increased breadth of related and integrated merchandise available to customers in superstores and mega-retailers influences consumers to increase the number of purchases in a given trip to a retailer. As such, the Company believes that the broad selection, and relatively low price points, of merchandise offered by its stores often stimulates customers to purchase additional items on impulse.

BUSINESS STRATEGY

     The Company's objective is to continue to expand its position as a leading category-dominant national chain of party supplies stores. The Company believes that it has transformed the party supplies business by introducing increased product and marketing focus and greater mass merchandising sophistication. Key components of the Company's strategy are:

          Offer the Broadest Selection of Merchandise in an Exciting Shopping Environment. The Company tries to provide party-planners and party-goers with convenient one-stop shopping for party supplies and offers what it believes is one of the most extensive selections of party supplies. A typical Party City store contains approximately 14,000 SKUs. Within its many product categories, Party City offers a wide variety of patterns, colors and styles. The Company has been expanding the range of items which it offers in order to create consumer loyalty and generate repeat business by striving to maintain a new and exciting product selection. Further, the Company believes that its broad selection of merchandise and relatively low price points often stimulates consumers to purchase additional party supplies on impulse.

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

          Maintain Everyday Low Pricing. The Company, using the buying power of its Company-owned and franchise stores, obtains volume discounts from its vendors on most products, allowing the stores to offer a broad line of high quality merchandise at competitive prices. The Company reinforces customers' expectations of savings by prominently displaying signs announcing its everyday low prices. The Company also maintains a lowest price guaranty policy, to which it suggests its franchisees adhere; this policy guarantees that Party City will meet and discount the advertised prices of a competitor's products. The Company believes that this policy has helped foster the Company's image of offering consumers exceptional value for their money.

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

EXPANSION PLANS

     The Company's long-term goal regarding expansion is to increase its market share in existing markets and penetrate new markets with a goal of expanding its position as a category-dominant retailer of party supplies merchandise. The Company intends to focus its efforts to create the necessary management infrastructure and control environment to support continued growth. Over the next few years, the Company intends to balance growth between Company-owned stores and opening franchise stores to meet its growth objectives.

STORE LOCATIONS

     As of December 31, 1998, there were 374 Party City stores open in the United States, Canada, Puerto Rico, Portugal and Spain. Of these, 207 were Company-owned and 167 were operated by the Company's independent franchisees. The following table shows the growth in the Company's network of stores during the last five years.

                                                                   YEAR ENDED DECEMBER 31
                                                            ------------------------------------
                                                            1994    1995    1996    1997    1998
                                                            ----    ----    ----    ----    ----
COMPANY-OWNED:
  Stores open at beginning of year........................   --       7      16      36     117
  Stores opened...........................................    7       9      20      57      81
  Stores acquired from franchisees........................   --      --      --      24       9
                                                            ---     ---     ---     ---     ---
  Stores open at end of year..............................    7      16      36     117     207
FRANCHISE:
  Stores open at beginning of year........................   58      99     132     164     158
  Stores opened...........................................   42      35      32      19      19
  Stores closed...........................................   (1)     (2)     --      (1)     (1)
  Stores purchased by the Company.........................   --      --      --     (24)     (9)
                                                            ---     ---     ---     ---     ---
  Stores open at end of year..............................   99     132     164     158     167
                                                            ---     ---     ---     ---     ---
          TOTAL COMPANY AND FRANCHISE STORES..............  106     148     200     275     374
                                                            ===     ===     ===     ===     ===

     The Company typically seeks sites for new stores that are stand-alone buildings or which are located in a strip or power shopping center near high traffic routes. The Company seeks to lease sites rather than own the real estate. Often the site may be a shopping center under construction or renovation and may be available for occupancy typically in a period ranging from three months to one year. The Company's site selection criteria include, but are not limited to: population density, demographics, traffic count, complementary retailers, storefront visibility and presence, competition, lease rates, and accessible parking. In addition, the Company carefully considers the presence of existing, and the potential for future, competition in the market when selecting a site. The Company believes there is an extensive number of suitable locations available for future sites. All Company-owned stores are in leased locations.

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

     Party City stores range in size from 6,750 to 15,876 square feet with a typical store size between 10,000 and 12,000 square feet. The stores are divided into various sections of different categories of party supplies, displayed to emphasize the everyday low prices and breadth of merchandise available. The floor plan is designed to impress the customer with the broad selection in each product category.

  Product Categories.

     The typical Party City store offers a broad selection of merchandise consisting of over 14,000 SKUs divided into the following categories:

          Halloween. An important merchandising concept for Party City stores is to provide an extensive selection of costumes for Halloween through its "Halloween Costume Warehouse(R)" department. The stores also carry a broad array of decorations and accessories for the Halloween season. The Halloween merchandise is prominently displayed to provide an exciting and fun shopping experience for customers.

     The Company, because of the buying power of the Party City system, is often able to obtain supplies of the most sought after Halloween-related merchandise. The stores display Halloween-related merchandise throughout the year to position the Company as the customer's Halloween shopping resource. The Company believes that the importance of Halloween, among both young children and adults, is growing significantly.

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

          Balloons. The Company maintains a balloon department which carries a wide selection of basic and decorative latex balloons in many sizes, qualities, colors and package sizes. The mylar balloon department consists of numerous sizes, shapes and designs relating to birthday, seasonal, anniversary and other themes.

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

     The Company had two suppliers which in total constituted 24% of the Company's purchases for the year ended December 31, 1998. The loss of either one or both of these suppliers would adversely affect the Company's operations. The Company considers numerous factors in supplier selection, including price, credit terms, product offerings and quality. The Company negotiates pricing with suppliers on behalf of all stores in the system (both Company-owned and franchise) and believes that such buying power enables it to not only receive the most favorable pricing terms, but, as importantly, to more readily obtain high demand merchandise, especially popular Halloween costumes.

     In order to maintain consistency throughout its store network, the Company has established an approved list of items that are permitted to be sold in Party City stores. Pursuant to the terms of the Company's franchise agreements, franchise stores must adhere to these guidelines. The Company establishes a standard store merchandise layout and presentation format to be followed by Company-owned and franchise stores. Any layout or format changes developed by the Company are communicated to the managers of stores on a periodic basis. All of the merchandise purchased by Party City stores is shipped directly from suppliers to the stores.

STORE OPERATIONS

     Each Party City store is typically managed by a general manager and two assistant managers. These managers are responsible for all aspects of the store's day-to-day operations, including employee hiring and training, work scheduling, inventory control, expense control, maintenance activities and communications with central office staff. The sales and stocking staff ranges from three to eight people, except during certain holiday selling seasons when additional store employees are used. The Company seeks to pay its store managers toward the higher end of the competitive pay scale in order to hire and retain experienced and dedicated managers. In addition, store managers are eligible for stock option grants under the Company's stock option plan.

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

     In franchise locations, all new franchisees go through a comprehensive training program consisting of one week in the classroom and one week in the store to learn the fundamentals of the store's operation. During the set up of their store, the franchisee receives additional training from the team leader of the set-up crew that is dispatched by the Company to assist the franchisee with the store opening. Shortly after a store opens, a representative from the Company visits the franchise and spends several days assisting with the day-to-day operations of running the store. To ensure efficient operations and that the systems, policies and processes are being followed, subsequent visits are scheduled on a regular basis to review what was covered during the initial training.

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

COMPANY-OWNED STORES

     At December 31, 1998, there were 207 Company-owned Party City stores, including 81 stores opened in 1998 and nine franchise stores purchased by the Company in 1998 at December 31, 1998, the Company's stores are located in the following States:

                                                                        DECEMBER 31
                                                            ------------------------------------
                                                            1994    1995    1996    1997    1998
                                                            ----    ----    ----    ----    ----
STATE:
  California..............................................    1       2       8      21      36
  Connecticut.............................................    1       1       1       3       4
  Florida.................................................    2       3       6      11      18
  Illinois................................................    1       1       3       8      15
  New York................................................    1       2       7      16      33
  Pennsylvania............................................    1       1       1       5       8
  Maryland................................................   --       1       2       3       4
  Michigan................................................   --       4       5       7       7
  Ohio....................................................   --       1       1       2       7
  Nevada..................................................   --      --       1       2       3
  New Jersey..............................................   --      --       1       9      14
  Indiana.................................................   --      --      --       5       5
  Minnesota...............................................   --      --      --       3       5
  Missouri................................................   --      --      --       3       3
  Texas...................................................   --      --      --      15      22
  Virginia................................................   --      --      --       3       5
  Wisconsin...............................................   --      --      --       1       1
  Colorado................................................   --      --      --      --       2
  Kentucky................................................   --      --      --      --       1
  Georgia.................................................   --      --      --      --       1
  Kansas..................................................   --      --      --      --       1
  Massachusetts...........................................   --      --      --      --       3
  North Carolina..........................................   --      --      --      --       2
  Tennessee...............................................   --      --      --      --       4
  Utah....................................................   --      --      --      --       1
  Washington..............................................   --      --      --      --       2
                                                             --      --      --     ---     ---
          TOTAL...........................................    7      16      36     117     207
                                                             ==      ==      ==     ===     ===

     Of the leases for the stores listed above, one expires in 1999, four expire in 2001, five in 2002 and the balance in 2003 or thereafter.

FRANCHISE OPERATIONS

     Until opening its first Company-owned store in January 1994, the Company operated exclusively as a franchisor. As of December 31, 1998, the Company was the franchisor for 167 Party City franchise stores throughout the United States, Puerto Rico, Canada, Portugal and Spain. A Party City store run by a franchisee utilizes the Company's format, design specifications, methods, standards, operating procedures, systems and trademarks. At December 31, 1998, the Company's 167 franchise stores are located in the following states and foreign countries:

Alabama.....................................................      6
Arizona.....................................................      6
Arkansas....................................................      1
California..................................................      9
Colorado....................................................      1
Connecticut.................................................      4
Delaware....................................................      1
Florida.....................................................     14
Georgia.....................................................     15
Hawaii......................................................      1
Illinois....................................................      1
Kansas......................................................      2
Louisiana...................................................      6
Maryland....................................................      4
Mississippi.................................................      1
Missouri....................................................      1
New Jersey..................................................     18
New Mexico..................................................      2
New York....................................................     10
North Carolina..............................................     11
Ohio........................................................      3
Oregon......................................................      3
Pennsylvania................................................      8
South Carolina..............................................      4
Tennessee...................................................      4
Texas.......................................................      8
Virginia....................................................      5
Puerto Rico.................................................      4
Canada......................................................     10
Portugal....................................................      1
Spain.......................................................      3
                                                                ---
          TOTAL.............................................    167
                                                                ===

     The Company receives revenue from its franchisees, including an initial one-time fee ($35,000 at December 31, 1998) and an ongoing royalty fee (4.0% of net sales for new franchisees, payable monthly at December 31, 1998). In addition, each franchisee has a mandated advertising budget, which consists of a minimum of $5,500 to promote the initial store opening and thereafter the lesser of 3.0% of net sales or $60,000 per year for local advertising and promotions. Further, the franchisee must pay an additional 1.0% of net sales to a Party City group advertising fund to cover common advertising materials related to the Party City store concept. The Company does not offer financing for a franchisee's initial investment. A franchisee's start-up costs include the franchise fee, rent, leasehold improvements, equipment and furniture, initial inventory, opening promotion, signs, other deposits, insurance, training expenses and professional fees.

     Current franchise agreements provide for an assigned area or territory that typically equals a three-mile radius from the franchisee's store location and the right to use the Party City logo type and trademark "The Discount Party Super Store.(R)" In most stores, the franchisee or the majority shareholder of a corporate franchisee devotes full time to the management, operation and on-premises supervision of the franchise.

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

     As of December 31, 1998 the Company had seven territory agreements with certain franchisees. These agreements permit the holder of the territory rights to open a minimum of two and in some cases three or more stores within a stated time period. If stores are not opened pursuant to the schedule, the territory agreement may be terminated. The following areas are governed by territory agreements: North Carolina; Louisiana/Alabama; Phoenix, AZ and Santa Fe/Albuquerque, NM; Atlanta, GA; Canada; Spain/Portugal; Puerto Rico.

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

     Management believes that Party City stores maintain a leading position in the party supplies business by offering a wider breadth of merchandise, greater selection within merchandise class and discount prices offered on most items in the stores. The Company believes that the significant buying power resulting from the size of the Party City store system is an integral advantage.

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

EMPLOYEES

     As of December 31, 1998, the Company employed approximately 1,750 full-time and 2,960 part-time employees. The Company considers its relationships with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

     As of December 31, 1998, the Company leased all of its 207 stores. The Company maintains its headquarters at 400 Commons Way, Rockaway, New Jersey 07866. At December 31, 1998, the Company occupied approximately 12,201 square feet of office space for its headquarters under a lease expiring in 2005.

ITEM 3.  LEGAL PROCEEDINGS

  Securities Litigation

     The Company has been named as a defendant in the following twelve class action complaints: (1) Weber v. Party City Corp., Steven Mandell, and David Lauber, Civ. Action No. 99-CV-1252; (2) Opus GT Partners LP v. Party City Corp. and Steven Mandell, Civ. Action No. 99-CV-1327; (3) Klein and Shiffrin v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1325; (4) Flynn v. Party City Corp., David Lauber and Steven Mandell, Civ. Action No. 99-CV-1328; (5) Catanzarite v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1317; (6) Tabbert v. Party City Corp. and Steven Mandell, Civ. Action No. 99-CV-1353; (7) Maietta v. Steven Mandell and Party City Corp., Civ. Action No. 99-CV-1386; (8) Barry v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1453; (9) Kurzweil v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1396; (10) Hormel
v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1689; (11) Sacher v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-2238; and (12) Gross v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-2355. The Company's former Chief Executive Officer and former Chief Financial Officer and Executive Vice President of Operations have also been named as defendants. The complaints have all been filed in the United States District Court for the District of New Jersey. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 1998 and March 19, 1999. In October 1999, plaintiffs filed an amended class action complaint and in February 2000, plaintiffs filed a second amended complaint.

     The second amended class action complaint alleges, among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks unspecified damages. The plaintiffs allege that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, the Company's financial condition, adequacy of internal controls and compliance with certain loan covenants. The plaintiffs further allege that because of the issuance of a series of false and misleading statements and/or failure to disclose material facts, the price of Party City common stock was artificially inflated.

     Defendants have moved to dismiss the second amended complaint on the ground that it fails to state a cause of action. The Court has not yet issued a decision with respect to the motion to dismiss. Because this case is in its early stages, no opinion can be expressed as to its likely outcome.

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

     Plaintiff seeks damages of $2 million, as well as treble and/or punitive damages for certain counts. On February 3, 2000, Emil Asch amended its Complaint by adding Ron's: The Party Store, Inc., as an additional plaintiff to the suit. The Amended Complaint asserts the same causes of action against the same defendants and seeks the same damages that were sought in the original Complaint. The Company has answered the Amended Complaint, and discovery is proceeding. At this point, no opinion can be expressed as to the likely outcome of the litigation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

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

     The following table sets forth the high and low closing sales prices of the common stock through December 31, 1998.

                                                                  HIGH            LOW
                                                              ------------    ------------
1998
December 31, 1998...........................................       21               9 3/16
September 30, 1998..........................................       30 19/32         8 11/16
June 30, 1998...............................................       35 1/4          24 3/4
March 31, 1998..............................................       35              16 3/4
1997
December 31, 1997...........................................       21 1/2          15 15/16
September 30, 1997..........................................       20 1/16         10 3/4
June 30, 1997...............................................       11 1/8           8 7/8
March 31, 1997..............................................       11 1/8          10

     At September 20, 2000, the approximate number of holders of record of the common stock was approximately 5,700.

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

UNREGISTERED SECURITIES

     On August 17, 1999 the Company issued the Notes and the Warrants to the Investors for an aggregate of $30 million. The Investors were led by Tennenbaum & Co., LLC, a Los Angeles-based investment firm.

     The Amended Warrants are exercisable for an aggregate of 6,880,000 shares of Common Stock at an initial exercise price of $1.07 per share and may be exercised at any time before 5:00 p.m. (New York City time) on August 16, 2006. The shares of Common Stock reserved for issuance under the Amended Warrants represent approximately 35% of the shares of Common Stock outstanding after giving effect to the exercise of the Amended Warrants. The private placement of the issuance and sale of the Notes and Amended Warrants to the Investors was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4 (2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following Selected Financial Data for each of the years ended December 31, 1994 and 1995 are derived from financial statements of the Company not included herein. The selected Consolidated Balance Sheet as of December 31, 1997 and 1998 and the selected Consolidated Statements of Operations for the three years ended December 31, 1998 are derived from the consolidated financial statements of the Company, included elsewhere in this Annual Report on Form 10-K, which have been audited by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing elsewhere herein. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the notes thereto appearing elsewhere in this Annual Report on Form 10-K. On December 18, 1997, the Board of Directors declared a three-for-two common stock split effective January 16, 1998. The common stock data has been retroactively adjusted for the stock split.

                                                           YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                1994     1995      1996       1997       1998
                                               ------   -------   -------   --------   --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
                                               ------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Total revenue................................  $8,853   $23,120   $48,591   $141,714   $294,334
                                               ======   =======   =======   ========   ========
Company-owned stores
  Net sales..................................  $3,992   $16,118   $39,144   $131,028   $282,923
  Cost of goods sold and occupancy costs.....   2,687    10,758    25,937     86,372    194,761
                                               ------   -------   -------   --------   --------
  Gross profit...............................   1,305     5,360    13,207     44,656     88,162
  Store operating and selling expense........   1,240     4,255    10,116     31,880     73,970
                                               ------   -------   -------   --------   --------
  Company-owned stores profit contribution...      65     1,105     3,091     12,776     14,192
Franchise stores:
  Royalty fees...............................   3,836     6,075     8,512     10,224     10,841
  Franchise fees.............................   1,025       927       935        462        570
                                               ------   -------   -------   --------   --------
  Total franchise revenues...................   4,861     7,002     9,447     10,686     11,411
  Total franchise expense....................   2,050     2,944     3,729      3,998      4,114
                                               ------   -------   -------   --------   --------
  Franchise profit contribution..............   2,811     4,058     5,718      6,688      7,297
General and administrative expenses..........   1,930     3,024     3,160      7,049     15,939
                                               ------   -------   -------   --------   --------
Income before interest and income taxes......     946     2,139     5,649     12,415      5,550
Interest expense (income), net...............     (62)      (23)     (476)      (212)     2,636
                                               ------   -------   -------   --------   --------
Income before income taxes...................   1,008     2,162     6,125     12,627      2,914
Income taxes.................................     466       863     2,369      4,957      1,127
                                               ------   -------   -------   --------   --------
Net income...................................  $  542   $ 1,299   $ 3,756   $  7,670   $  1,787
                                               ======   =======   =======   ========   ========
Basic earnings per share.....................      (a)  $  0.16   $  0.38   $   0.65   $   0.14
                                                        =======   =======   ========   ========
Diluted earnings per share...................      (a)  $  0.16   $  0.38   $   0.64   $   0.14
                                                        =======   =======   ========   ========
Weighted average shares
  outstanding -- Basic.......................   7,513     7,984     9,802     11,749     12,411
Weighted average shares
  outstanding -- Diluted.....................   7,513     7,984     9,996     12,039     12,704
EBITDA (b)...................................  $1,045   $ 2,461   $ 6,395   $ 15,209   $ 12,148
                                               ======   =======   =======   ========   ========
OPERATING DATA:
Number of Company-owned stores (end of
  year)......................................       7        16        36        117        207
Increase in Company-owned same store sales...      NA      26.6%     17.9%      15.5%      11.3%
Number of franchise stores (end of year).....      99       132       164        158        167
Increase in franchise same store sales.......    13.1%     10.3%     19.5%      14.8%       6.8%
Average sales per Company-owned store........  $  570   $ 1,510   $ 1,662   $  1,740   $  1,684
Depreciation and amortization................      99       322       746      2,794      6,598
BALANCE SHEET DATA:
Working capital (deficiency).................  $2,088   $ 1,999   $17,419   $ 13,931   $(15,039)
Total assets.................................   6,009    10,308    34,603     89,615    144,032

                                                           YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                1994     1995      1996       1997       1998
                                               ------   -------   -------   --------   --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
                                               ------------------------------------------------
Bank borrowings and other long-term
  liabilities................................      39        72        --      3,150         --(c)
Capital lease obligation.....................      --        --        --      1,460      1,141
Stockholders' equity.........................   3,232     4,582    23,561     45,783     49,368

---------------
(a) Until April 1994, the Company elected to be taxed as an S Corporation under the Internal Revenue Code. If the Company had been taxed as a C Corporation for the year ended December 31, 1994, pro forma income taxes, pro forma net income and pro forma basic and diluted earnings per share would have been $410,000, $598,000 and $0.08, respectively.

(b) The Company's definition of EBITDA is earnings before interest, taxes, depreciation and amortization.

(c) Excludes borrowings under the Credit Agreement of $46.8 million included in current liabilities at December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's revenues and earnings are generated primarily from its two business segments -- Retail and Franchising.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     A summary of the Company's new store openings, store acquisitions and store sales is as follows:

                                                   NEW                  TOTAL
                                                  STORES     STORES     STORES    BEGINNING    END OF
                                                  OPENED    ACQUIRED    ADDED     OF PERIOD    PERIOD
                                                  ------    --------    ------    ---------    ------
Quarter ended
  March 31, 1997................................     6          6         12          36         48
  June 31, 1997.................................     9         --          9          48         57
  September 30, 1997............................    29         18         47          57        104
  December 31, 1997.............................    13         --         13         104        117
                                                    --         --         --
                                                    57         24         81

Quarter ended
  March 31, 1998................................    12          1         13         117        130
  June 31, 1998.................................    15          3         18         130        148
  September 30, 1998............................    40          5         45         148        193
  December 31, 1998.............................    14         --         14         193        207
                                                    --         --         --
                                                    81          9         90

     Retail. Net sales from Company-owned stores increased 116% to $282.9 million in the year ended December 31, 1998 from $131.0 million in the year ended December 31, 1997. The 1998 results include 117 stores which were open at the beginning of that year plus 81 stores opened during the year and nine stores acquired during the year. Of the total sales increase, 48.8% is attributable to new store openings in 1998. Same store sales increased 11.3% in 1998. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the year ended December 31, 1998 increased 97.4% to $88.2 million compared to $44.7 million in 1997. The increase in 1998 was primarily due to increased sales volume. Gross margin was 31.2% and 34.1% of sales for the years ended December 31, 1998 and 1997, respectively. The decrease in gross margin was related primarily to increases in the provision for slow-moving inventory of $2.8 million and increased inventory losses of $2.1 million as compared to the loss experience in 1997. Additionally, the gross margin percentage was effected by increased store occupancy costs of $4.0 million without a corresponding increase in sales.

     Store operating and selling expenses increased 132% to $74.0 million for the year ended December 31, 1998 compared to $31.9 million in 1997. The increase in store operating expenses is primarily attributable to the increased number of stores operated by the Company during 1998. Store operating expenses were 26.1% and 24.3% of sales for 1998 and 1997, respectively, due to increased store operating payroll costs related to new store openings. Company-owned store profit contribution was $14.2 million for the year ended December 31, 1998, compared to a profit contribution of $12.8 million for 1997.

     Franchising. Franchise revenue is composed of the initial franchise fees which are recorded as revenue when a franchise store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Royalty fees increased 6.1% to $10.8 million in the year ended December 31, 1998 from $10.2 million in 1997. Franchise fees, recognized on 19 store openings during the year ended December 31, 1998 increased 23.4% to $570,000 compared to $462,000 during 1997 recognized on 19 store openings. Franchise same store sales increases for the years ended December 31, 1998 and 1997 were 6.8% and 14.8%, respectively.

     Expenses directly related to franchise revenue increased 2.9% to $4.1 million for the year ended December 31, 1998 from $4.0 million for the year ended December 31,1997. This increase is primarily attributable to additional franchise personnel required to operate this portion of the Company's business and the necessary infrastructure to support such employees. As a percentage of franchise revenue, franchise expenses were 36.0% and 37.4% for the years ended December 31, 1998 and 1997, respectively.

     Franchise profit contribution was increased 9.1% to $7.3 million for the year ended December 31, 1998 compared to $6.7 million for the year ended December 31, 1997. The increase in franchise profit contribution is due to the increase in royalty fees and franchise fees, offset in part by an increase in franchise expenses, as discussed above.

     General and Administrative. General and administrative expenses increased 126% to $16.0 million in the year ended December 31, 1998 compared to $7.0 million in the year ended December 31, 1997. The increase is primarily attributable to an increase in payroll and related benefits, recruitment and moving of new employees, professional and consulting fees, and increased travel as a result of establishing the organizational infrastructure to allow the Company to build the Company owned store base. As a percentage of sales, general and administrative expenses were 5.6% and 5.4% for the years ended December 31, 1998 and 1997, respectively.

     Interest Expense. Interest expense increased to $2.6 million for the year ended December 31, 1998 from interest income of $212,000 in the year ended December 31, 1997. This is attributable to additional borrowings under the Credit Agreement outstanding during the year related to store expansion.

     Income Taxes. Income taxes decreased 77.3% to $1.1 million for the year ended December 31, 1998 from $5.0 million for the year ended December 31, 1997. This decrease is related primarily to the decrease in pre-tax earnings of 76.9% for 1998 compared to 1997.

     Net Income. Net income decreased 76.7% to $1.8 million or $0.14 per basic and diluted share, in the year ended December 31, 1998 as compared to net income of $7.7 million, or $0.65 per share in the year ended December 31, 1997. All earnings per share data have been retroactively adjusted for the three-for-two stock split that occurred on January 16, 1998.

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

     Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when a franchise store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Royalty fees increased 20.1% to $10.2 million in the year ended December 31, 1997, up from $8.5 million in the comparable 1996 period. The increase was attributable primarily to sales increases in stores opened as of December 31, 1996. Franchise same store sales increases for the years ended December 31, 1997 and 1996 were 14.8% and 19.5%, respectively. Franchise fees, recognized on 19 store openings during the year ended December 31, 1997 were $462,000 compared to $935,000 representing 32 store openings during 1996. The reduction in franchise fees attributed to fewer store openings was partially offset by the increase in such fees from $30,000 to $35,000 per store with respect to franchise agreements signed after January 1, 1996.

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

     General and Administrative Expense. General and administrative expenses increased 123% to $7.0 million in the year ended December 31, 1997, compared with $3.1 million in the year ended December 31, 1996. The increase is primarily attributable to an increase in payroll and related benefits of approximately $1.8 million as a consequence of establishing the necessary organizational infrastructure to allow the Company to build its Company-owned store base, professional fees increases of approximately $226,000 due primarily to increases in legal and accounting fees and travel expense increases of approximately $730,000 which increased primarily due to the increase in the number of stores. In addition, the Company had other increases in general and administrative expenses related to insurance, investor relations expenditures and general corporate expenses. As a percentage of sales, general and administrative expenses were 5.4% and 8.1% for the years ended December 31, 1997 and 1996, respectively. This decrease as a percentage of revenue resulted from increased leverage of general and administrative expenses over a larger sales base.

     Interest Income. Interest income decreased 55.5% to $0.2 million during the year ended December 31, 1997, as compared to $0.5 million during the year ended December 31, 1996. This decrease related primarily to the decrease in average funds available for investment during the period.

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

ACCOUNTING AND REPORTING CHANGES

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is equivalent to the Company's reported net income. The adoption of this statement had no impact on the consolidated financial statements.

     Effective January 1, 1998, the Company adopted AICPA Statement of Position (the "SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires the Company to capitalize certain software development costs. Generally, once the capitalization criteria of the SOP have been met, external direct costs of materials and services used in development of internal-use software, payroll and payroll-related costs for employees directly involved in the development of internal-use software and interest costs incurred when developing software for internal use are to be capitalized. The adoption of the SOP had no impact on the consolidated financial statements because the SOP requires the change to be implemented prospectively.

     Effective January 1, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131")." SFAS No. 131 establishes standards for the way that business enterprises report information about operating segments in financial statements and related disclosures about products and services, geographical areas and major customers. The Company has adopted this statement and expanded its disclosure of its retail and franchise segments.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities ("SFAS No. 133")." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. For fiscal year 2001, the Company is required to adopt SFAS No. 133. The Company has determined that the application of SFAS No. 133 will not have a material impact on its financial position or results of operations.

     In November 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition." This bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a Registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or service has been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized, and therefore believes that the issuance of this bulletin does not have a material impact on its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash used in operating activities was $2.7 million in the year ended December 31, 1998 compared to cash provided by operating activities of $9.0 million and $3.6 million in the years ended December 31, 1997 and December 31, 1996, respectively. The decrease in cash provided by operating activities in 1998 in comparison with 1997 was primarily attributable to increases in merchandise inventories and other current assets as well as increased store and corporate operating expenses, without corresponding increases in accounts payable and accrued expenses as compared to 1997. The increase in cash provided by operating activities in 1997 compared to 1996 was primarily attributable to an increase in net income due to the increased number of stores in operation in 1997.

     Cash used in investing activities was $39.1 million, $39.9 million and $4.9 million in the years ended December 31, 1998, 1997 and 1996, respectively. Cash used in investing activities in the year ended December 31, 1998 was spent increasing the existing store base by 81 new stores and in the acquisition of nine stores. The increase in cash used in investing activities in 1997 compared to 1996 was attributable to increased purchases of property and equipment necessary to support the growth in Company-owned stores and the acquisition of 24 franchise stores.

     Cash provided by financing activities was $45.4 million, $19.2 and $15.2 for the years ended December 31, 1998, 1997 and 1996 respectively. The cash provided by financing activities in 1998 was primarily attributable to borrowings on the credit facility to finance store expansion. The cash provided by financing activities in 1997 was primarily attributable to the proceeds of the Company's secondary public offering as well as to borrowings on the credit facility.

     See "Business -- Financing and Related Developments" for an explanation of the Company's liquidity issues and subsequent financing developments.

IMPACT OF INFLATION

     The Company believes that inflation did not have a material impact on its operations for the periods reported. Significant increases in the cost of merchandise purchased labor, employee benefits and other operating expenses could have a material adverse effect on the Company's performance.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In 1998, the Company utilized an interest rate swap as part of its cash management strategy. The notional amount is $20 million. The interest rate swap expired in April 1999. At December 1998, the interest rate swap arrangement provided for the payment of interest based on a fixed rate and the receipt interest based upon 3-month LIBOR. As a result, the Company remained subject to a moderate amount of market risk through the maturity of the swap. The Company estimates the fair value of the interest rate swap based upon quoted market price, to be $108,000 at December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     In accordance with general instruction G(3) of Form 10-K, the information called for by Items 10, 11, 12 and 13 of Part III is incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Documents filed as part of this Annual Report on Form 10-K.

     1. The following consolidated financial statements of the Company are filed as a separate section of this Report commencing on page F-1.

        Independent Auditors' Report -- Deloitte & Touche LLP
        Consolidated Balance Sheets -- December 31, 1997 and 1998
        Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998
        Consolidated Statements of Stockholders' Equity for the years ended
        December 31, 1996, 1997   and 1998
        Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998
        Notes to Consolidated Financial Statements for the years ended December 31, 1996, 1997 and 1998

     2. Financial Statement Schedules -- Not Applicable.

     3. List of Exhibits.

     The following exhibits are included as a part of this Annual Report on Form 10-K or incorporated herein by reference.

  3.1(1)    --  Certificate of Incorporation of the Company.
  3.2(1)    --  Bylaws of the Company.
  4.1(1)    --  Specimen stock certificate evidencing the Common Stock.
 10.1(1)    --  Form of Unit Franchise Agreement entered into by the Company and franchisees.
 10.2(1)    --  Employment Agreement, dated as of January 1, 1994 and
                amended as of January 16, 1996, by and between the Company and Steve Mandell.
 10.3(3)    --  Amendment to Employment Agreement dated as of March 5, 1997, by and between the Company and Steven Mandell.
 10.4(1)    --  Employment Agreement, dated as of January 1, 1994 and
                amended as of January 16, 1996, by and between the Company and Perry Kaplan.
 10.5(1)    --  Employment Agreement of David Lauber, dated as of June 12,
                1995, by and between the Company and David Lauber.
 10.6(1)    --  Employment Agreement of Lawrence Fine, dated as of October
                13, 1995, by and between the Company and Lawrence Fine.
 10.7(2)    --  Amended Stock Option Plan of the Company.
 10.8(2)    --  Amended and Restated 1994 Stock Option Plan of the Company
 10.9(1)    --  Loan and Security Agreement, dated as of August 15, 1995 and amended as of October 6, 1995, by and between the Company
                and Midlantic Bank, N.A.
10.10(3)    --  Commitment Letter between PNC Bank and the Company.

  10.11(4)         --  Asset Purchase Agreement dated as of September 2, 1997 by and among the Company and Hammond
                       Retailing of Mesquite, L.C., Hammond Retailing of West Plano, L.C., Hammond Retailing of Richardson,
                       L.C., Hammond Retailing of Arlington, L.C., Hammond Retailing of Carrollton, L.C., Hammond Retailing
                       of Irving, L.C., Hammond Retailing of Medallion, L.C., Hammond Retailing of Red Bird LLC, Hammond
                       Retailing of Vista Ridge, LLC, Hammond Retailing of Pleasant Grove, LLC, Hammond Retailing of White
                       Rock, LLC, Hammond Communications, Inc. and Mr. Geoffrey Hammond (without exhibits or schedules).
  10.12(4)         --  Letter Agreement by and between the Company and Hammond Retailing of Plano East, LLC dated as of
                       July 7, 1997.
  10.13(4)         --  Third Amendment to Loan and Security Agreement, dated as of June 16, 1997, by and between the
                       Company and PNC Bank, National Association.
  10.14(5)         --  Fourth Amendment to the Loan and Security Agreement dated as of March 10, 1998 between the Company and PNC Bank, National Association.
  10.15(5)         --  $60,000,000 credit facility Commitment Letter, dated March 9, 1998 by and between the Company and
                       PNC Bank N.A., as agent, for a syndicate of banks.
  10.16(5)         --  Employment Agreement of David Lauber, dated as of September 23, 1997, by and between the Company and
                       David Lauber.
      21.1         --  Subsidiaries--The wholly owned subsidiary of the Company is Party City Michigan, Inc., incorporated on October 23, 1997, in the State of Delaware. This subsidiary does business under the name Party
                       City Michigan, Inc.
      23.1         --  Independent Auditor's Consent.
      24.1         --  Power of Attorney (contained on the signature page of this Report).
      27.1         --  Financial Data Schedule.

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

(5) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Commission on March 31, 1998.

(b) Reports on Form 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 2000.

                                          PARTY CITY CORPORATION

                                          By: /s/      JAMES SHEA
                                            ------------------------------------
                                            James Shea, Chief Executive Officer

                                          By: /s/   THOMAS E. LARSON
                                            ------------------------------------
                                             Thomas E. Larson, Chief Financial
                                                           Officer

                                          By: /s/    LINDA M. SILUK
                                            ------------------------------------
                                              Linda M. Siluk, Chief Accounting
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       NAME                                     TITLE                       DATE
                       ----                                     -----                       ----
                 /s/ RALPH DILLON                    Non-Executive Chairman of       September 27, 2000
---------------------------------------------------    the Board, Director
                   Ralph Dillon

                /s/ JACK FUTTERMAN                   Director                        September 27, 2000
---------------------------------------------------
                  Jack Futterman

              /s/ L. R. JALENAK, JR.                 Director                        September 27, 2000
---------------------------------------------------
                L. R. Jalenak, Jr.

               /s/ HOWARD LEVKOWITZ                  Director                        September 27, 2000
---------------------------------------------------
                 Howard Levkowitz

                /s/ DUAYNE WEINGER                   Director                        September 27, 2000
---------------------------------------------------
                  Duayne Weinger

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Party City Corporation Party City Corporation
Rockaway, New Jersey

     We have audited the accompanying consolidated balance sheets of Party City Corporation and subsidiary as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each year in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Party City Corporation and subsidiary as of December 31, 1997 and 1998 and the consolidated results of their operations and their cash flows for each of year in the three year period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Parsippany, New Jersey
September 27, 2000

                     PARTY CITY CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                    DECEMBER 31
                                                                -------------------
                                                                 1997        1998
                                                                -------    --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 3,235    $  6,892
  Merchandise inventory.....................................     39,041      56,590
  Other current assets......................................      7,840       9,817
                                                                -------    --------
     Total current assets...................................     50,116      73,299
Property and equipment, net.................................     24,199      49,704
Goodwill, net...............................................     14,130      19,189
Other assets................................................      1,170       1,840
                                                                -------    --------
     Total assets...........................................    $89,615    $144,032
                                                                =======    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $24,927    $ 31,846
  Accrued expenses..........................................      6,994       8,873
  Advances under Credit Agreement...........................         --      46,800
  Income taxes payable......................................      3,080          --
  Other current liabilities.................................      1,184         819
                                                                -------    --------
     Total current liabilities..............................     36,185      88,338
Long-term liabilities:
  Revolving credit agreement................................      3,150          --
  Deferred rent.............................................      2,987       5,446
  Other long-term liabilities...............................      1,510         880

Commitments and contingencies

Stockholders' equity:
  Common stock..............................................        123         125
  Additional paid-in capital................................     32,246      34,042
  Retained earnings.........................................     13,414      15,201
                                                                -------    --------
     Total stockholders' equity.............................     45,783      49,368
                                                                -------    --------
       Total liabilities and stockholders' equity...........    $89,615    $144,032
                                                                =======    ========

          See accompanying notes to consolidated financial statements.

                     PARTY CITY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                               1996        1997        1998
                                                              -------    --------    --------
Revenues:
  Net sales...............................................    $39,144    $131,028    $282,923
  Royalty fees............................................      8,512      10,224      10,841
  Franchise fees..........................................        935         462         570
                                                              -------    --------    --------
     Total revenues.......................................     48,591     141,714     294,334
Expenses:
  Cost of goods sold and occupancy costs..................     25,937      86,372     194,761
  Company-owned stores operating and selling expense......     10,116      31,880      73,970
  Franchise expense.......................................      3,729       3,998       4,114
  General and administrative expense......................      3,160       7,049      15,939
                                                              -------    --------    --------
     Total expense........................................     42,942     129,299     288,784
                                                              -------    --------    --------
Income before interest and income taxes...................      5,649      12,415       5,550
  Interest expense (income), net..........................       (476)       (212)      2,636
                                                              -------    --------    --------
Income before income taxes................................      6,125      12,627       2,914
  Provision for income taxes..............................      2,369       4,957       1,127
                                                              -------    --------    --------
Net income................................................    $ 3,756    $  7,670    $  1,787
                                                              =======    ========    ========
Basic earnings per share..................................    $  0.38    $   0.65    $   0.14
                                                              =======    ========    ========
  Weighted average shares outstanding -- basic............      9,802      11,749      12,411
                                                              =======    ========    ========
Diluted earnings per share................................    $  0.38    $   0.64    $   0.14
                                                              =======    ========    ========
  Weighted average shares outstanding -- diluted..........      9,996      12,039      12,704
                                                              =======    ========    ========

          See accompanying notes to consolidated financial statements.

                     PARTY CITY CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                             COMMON STOCK        ADDITIONAL
                                         --------------------     PAID IN      RETAINED
                                           SHARES      AMOUNT     CAPITAL      EARNINGS     TOTAL
                                         ----------    ------    ----------    --------    -------
Balance at January 1, 1996...........     7,836,000     $ 78      $ 2,515      $ 1,988     $ 4,581
Sale of common stock.................     2,550,000       25       16,975           --      17,000
Expenses incurred on sale of common
  shares.............................            --       --       (1,990)          --      (1,990)
Exercise of stock options............        55,001        1          174           --         175
Tax effect of non-qualified
  options............................            --       --           39           --          39
Net income...........................            --       --           --        3,756       3,756
                                         ----------     ----      -------      -------     -------
Balance at December 31, 1996.........    10,441,001      104       17,713        5,744      23,561
Sale of common stock.................     1,800,000       18       15,582           --      15,600
Expenses incurred on sale of common
  shares.............................            --       --       (1,415)          --      (1,415)
Exercise of stock options............        59,094        1          266           --         267
Tax effect of non-qualified
  options............................            --       --          100           --         100
Net income...........................            --       --           --        7,670       7,670
                                         ----------     ----      -------      -------     -------
Balance at December 31, 1997.........    12,300,095      123       32,246       13,414      45,783
Exercise of stock options............       152,274        2          722           --         724
Tax effect of non-qualified
  options............................            --       --        1,074           --       1,074
Net income...........................            --       --           --        1,787       1,787
                                         ----------     ----      -------      -------     -------
Balance at December 31, 1998.........    12,452,369     $125      $34,042      $15,201     $49,368
                                         ==========     ====      =======      =======     =======

          See accompanying notes to consolidated financial statements.

                     PARTY CITY CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               1996       1997       1998
                                                              -------    -------    -------
Cash flow from operating activities:
  Net income................................................  $ 3,756    $ 7,670    $ 1,787
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization..........................      746      2,794      6,598
     Deferred rent..........................................      706      1,813      2,459
     Provision for doubtful accounts........................        6        275        127
     Loss on abandonment of property and equipment..........       11         99         --
     Deferred tax asset.....................................     (152)      (543)      (933)
  Changes in assets and liabilities:
     Merchandise inventory..................................   (5,464)   (23,853)   (15,618)
     Other current assets...................................   (1,170)    (5,197)    (1,201)
     Other assets...........................................       (5)      (335)      (639)
     Accounts payable.......................................    3,016     19,950      6,919
     Accrued expenses.......................................      755      5,013      1,879
     Income taxes payable...................................    1,390      1,176     (3,080)
     Other current liabilities..............................      (37)       (11)      (365)
     Other long-term liabilities............................       --        197       (630)
                                                              -------    -------    -------
       Net cash provided by (used in) operating
          activities........................................    3,558      9,048     (2,697)
Cash flow from investment activities
  Purchases of property and equipment.......................   (4,872)   (18,272)   (30,638)
  Stores acquired...........................................       --    (21,653)    (8,456)
                                                              -------    -------    -------
     Net cash used in investing activities..................   (4,872)   (39,925)   (39,094)
Cash flow from financing activities
  Net proceeds from sale of stock...........................   15,010     14,185         --
  Proceeds from exercise of stock options...................      174        267        724
  Tax effect of non-qualified stock options.................       39        100      1,074
  Net advances from Credit Agreement........................      (72)     4,610     43,650
                                                              -------    -------    -------
     Net cash provided by financing activities..............   15,151     19,162     45,448
                                                              -------    -------    -------
Net increase (decrease) in cash and cash equivalents........   13,837    (11,715)     3,657
Cash and cash equivalents, beginning of year................    1,113     14,950      3,235
                                                              -------    -------    -------
Cash and cash equivalents, end of year......................  $14,950    $ 3,235    $ 6,892
                                                              =======    =======    =======
Supplemental disclosure of cash flow information
  Income taxes paid.........................................  $ 1,148    $ 4,219    $ 3,433
  Interest paid.............................................       41        294      2,402

          See accompanying notes to consolidated financial statements.

                     PARTY CITY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidated Financial Statements

     Party City Corporation (the "Company") is incorporated in the State of Delaware and operates retail party supplies stores within the continental United States and sells franchises on an individual store and area franchise basis throughout the United States, Puerto Rico, Spain, Portugal and Canada. As of December 31, 1998, the Company had 207 Company-owned stores and 167 franchise stores in its network. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Party City Michigan, Inc. All significant intercompany balances and transactions have been eliminated.

     The Company was delayed in issuing its audited financial statements for the year ended December 31, 1998 and was unable to timely file its 1998 Annual Report on Form 10-K with the Securities and Exchange Commission ("SEC") primarily because of difficulties associated with taking the year-end physical inventories and the related reconciliation process. The Company took a complete physical inventory as of July 3, 1999, and completed the reconciliation process necessary to prepare consolidated financial statements for the year ended December 31, 1998. As a result of the failure to file the Form 10-K by March 31, 1999, the Company was in default of Nasdaq's continued listing requirements. Trading in the Company's common stock was halted on May 6, 1999, and the Company was delisted on July 20, 1999.

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

  Allowance for Doubtful Accounts

     The allowance for doubtful accounts on receivables from franchisees at December 31, 1997 and 1998 was $48,000 and $166,000 respectively.

  Merchandise Inventory

     The Company values its inventory at the lower of average cost (which approximates FIFO) or market. Provision for slow moving inventory is charged to operations in the period in which such estimates are determined by management.

  Advertising Fund

     Pursuant to its franchise agreements, the Company collects 1% of the net sales of its franchise stores for contribution into the Advertising Fund (the "Ad Fund"). These amounts are restricted in their use for advertising on behalf of the franchisees. Receipts and disbursements are not recorded as income or expense since the Company does not have full discretion over the use of the funds. The Company also contributes 1% of net sales of its owned stores into the Ad Fund. To cover the expenses of fund administration, the Company charges the Ad Fund a management fee equal to 5% of the funds contributed by franchisees. During 1996, 1997, and 1998, Ad Fund management fees of $134,000, $210,000 and $278,000, respectively, were collected by the Company and credited to general and administrative expense.

                     PARTY CITY CORPORATION AND SUBSIDIARY

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

  Impairment of Long-Lived Assets and Intangibles

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In evaluating the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and reduces their carrying value by the excess, if any, of the result of such calculation. Management believes at this time that the carrying value and useful life of goodwill and fixed assets continues to be appropriate.

  Intangibles

     Trademarks, which are included in other assets, consist primarily of capitalized legal costs and are being amortized using the straight-line method over the estimated useful lives of the assets. The excess of purchase price over the fair value of the net assets acquired in connection with the purchase of stores ("goodwill") is being amortized on a straight-line basis over 15 years. At December 31, 1997 and 1998, the cost of goodwill was $14.6 million and $20.8 million, respectively.

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

  Stock Options

     As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans. The Company will continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25,

                     PARTY CITY CORPORATION AND SUBSIDIARY

"Accounting for Stock Issued to Employees". The Company has complied with the disclosure requirements of SFAS No. 123.

  Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share also includes the dilutive effect of potential common shares (dilutive stock options) outstanding during the period. All earnings per share data for the years ended December 31, 1996, 1997 and 1998, has been retroactively adjusted for the three-for-two common stock split that occurred on January 16, 1998.

  Revenue Recognition

     The Company operates predominately as a retailer through its Company owned stores. The retail segment recognizes revenue at the point of sale.

     The Company's franchise segment generates revenues through franchise fees and royalties. Revenue from individual franchise sales, recorded as franchise fees, is recognized by the Company upon completion of certain initial services, which normally coincide with the opening of the franchisee's store. The Company is obligated in accordance with the terms of each franchisee's respective agreement to provide the following initial services: advice on site location, store design and layout, training and pre-opening assistance. On an ongoing basis, the Company provides assistance regarding sources of supply, pricing, advertising and promotion programs and other defined assistance. Royalty fees are recorded on a monthly basis as a percentage of the franchisee's net sales.

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

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                --------------------
                                                                1996    1997    1998
                                                                ----    ----    ----
Franchise stores in operation at beginning of the year......    132     164     158
Franchise stores opened.....................................     32      19      19
Franchise stores acquired...................................     --     (24)     (9)
Franchise stores closed.....................................     --      (1)     (1)
                                                                ---     ---     ---
Franchise stores in operation at the end of the year........    164     158     167
                                                                ===     ===     ===

  Store Opening and Closing Costs

     New store opening costs are expensed as incurred. In the event a store is closed before its lease expires, the estimated lease obligation, less any sublease rental income, is provided in the period of closing.

  Advertising Costs

     The costs associated with store advertising are expensed in the period in which the related promotion and sales occur. Advertising expense was approximately $2.3 million, $7.0 million and $16.0 million for the years ended December 31, 1996, 1997 and 1998, respectively.

                     PARTY CITY CORPORATION AND SUBSIDIARY

  Effect of New Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is equivalent to the Company's reported net income. The adoption of this statement had no impact on the consolidated financial statements.

     Effective January 1, 1998, the Company adopted AICPA Statement of Position (the "SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires the Company to capitalize certain software development costs. Generally, once the capitalization criteria of the SOP have been met, external direct costs of materials and services used in development of internal-use software, payroll and payroll-related costs for employees directly involved in the development of internal-use software and interest costs incurred when developing software for internal use are to be capitalized. The adoption of this SOP had no impact on the consolidated financial statements because the SOP requires the change to be implemented prospectively.

     Effective January 1, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131")." SFAS No. 131 establishes standards for the way that business enterprises report information about operating segments in financial statements and related disclosures about products and services, geographical areas and major customers. The Company has adopted this statement and expanded its disclosure of its retail and franchise segments.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities ("SFAS No. 133")." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. For fiscal year 2001, the Company is required to adopt SFAS No. 133. The Company has determined that the application of SFAS No. 133 will not have a material impact on its financial position or results of operations.

     In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition." This bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or service has been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized, and therefore believes that the issuance of this bulletin does not have a material impact on these financial statements.

  Seasonality

     The Company's business is subject to substantial seasonal variations. Historically, the Company has realized a significant portion of its net sales during the fourth calendar quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to sales for end of year holidays. The Company's results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings, store closings and store sales. The Company believes this general pattern will continue in the future.

                     PARTY CITY CORPORATION AND SUBSIDIARY

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include provision for slow-moving inventory and a liability for incurred but not reported medical claims.

  Concentration

     The Company relies on its suppliers for the purchase of its merchandise. That Company had two suppliers who in the aggregate constituted approximately 24% of the Company's purchases for the year ended December 31, 1998. The loss of either of these suppliers would adversely affect the Company's operations.

  Reclassifications

     Certain reclassifications have been made to the consolidated financial statements in prior periods to conform to the current period presentation.

2.  ACQUISITIONS

  1997 Acquisitions

     On February 28, 1997, the Company acquired six franchise stores. Four of the stores acquired were owned by Steven Mandell, then the Company's Chairman and President through May 1999, a member of the Board of Directors until September 17, 1999 and a significant stockholder of the Company. Such stores were acquired for an aggregate purchase price of $5.2 million. The remaining two stores were owned by Perry Kaplan, a former executive officer and Director of the Company. Such stores were acquired for an aggregate purchase price of $1.3 million. On August 1, 1997, the Company acquired three franchise stores; two stores in the Southern California market and one store in Staten Island, New York. Through these transactions, the Company acquired certain development rights to the Southern California and Staten Island, New York markets. The aggregate purchase price of these transactions was approximately $3.3 million. On August 27, 1997 the Company acquired two franchise stores in the Chicago market and on September 12, 1997 the Company acquired two franchise stores in Virginia. The aggregate purchase price of these transactions was approximately $3.9 million. On September 2, 1997, the Company acquired 11 franchise stores in the Dallas/Fort Worth market. The purchase price of this transaction was approximately $8.2 million. Additionally, the acquisition agreement provides that the Company acquired the rights for any future development in the Dallas/Fort Worth market.

  1998 Acquisitions

     On March 27, 1998, the Company acquired one franchise store in the Miami, Florida market. The purchase price of this transaction was approximately $0.3 million. On June 28, 1998, the Company acquired three franchise stores in the Memphis, Tennessee market. The purchase price of this transaction was approximately $1.9 million. As discussed in Note 18, in order to meet cash flow requirements, the Company sold the three Memphis stores to a franchisee in August 1999. On August 31, 1998, the Company acquired four franchise stores in the Chicago market from Duayne Weinger, a director of the Company. The purchase price of this transaction was $3.9 million. On September 23, 1998, the Company acquired one franchise store in the Houston market. The purchase price of this store was approximately $0.5 million.

                     PARTY CITY CORPORATION AND SUBSIDIARY

     The acquisitions have been accounted for under the purchase method of accounting. The results of operations of the acquired stores are included in the financial statements from the date of acquisition. Goodwill of $14.6 million in 1997 and $6.2 million in 1998 was recorded in connection with these acquisitions and is being amortized on a straight-line basis over 15 years.

     Assuming the stores acquired during the years ended December 31, 1997 and 1998, were acquired on January 1, 1997, the pro forma results would have been as follows (in thousands, except per share amounts) (unaudited):

                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                   1997          1998
                                                                ----------    ----------
Total Revenues..............................................     $174,817      $301,913
Net Income..................................................        8,834         2,368
Basic EPS...................................................     $   0.75      $   0.19
Diluted EPS.................................................         0.73          0.19

     The pro forma results are not necessarily indicative of the results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future.

3.  OTHER CURRENT ASSETS

     Other current assets consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1997      1998
                                                                ------    ------
Restricted cash from advertising fund.......................    $  290    $   90
Receivables from franchisees:
     Royalty fees...........................................     1,069     1,201
     Other..................................................       386       795
Deferred income taxes.......................................       382     1,284
Prepaid expenses and other current assets...................     5,713     6,447
                                                                ------    ------
                                                                $7,840    $9,817
                                                                ======    ======

                     PARTY CITY CORPORATION AND SUBSIDIARY

4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1997       1998
                                                                -------    -------
Equipment...................................................    $ 9,041    $22,142
Furniture...................................................     10,974     21,894
Leasehold improvements......................................      7,550     14,543
Automobiles.................................................        118        102
                                                                -------    -------
                                                                 27,683     58,681
Less: Accumulated depreciation and amortization.............     (3,484)    (8,977)
                                                                -------    -------
                                                                $24,199    $49,704
                                                                =======    =======

5.  OTHER ASSETS

     Other assets consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1997      1998
                                                                ------    ------
Deferred income taxes.......................................    $  572    $  603
Other.......................................................       598     1,237
                                                                ------    ------
                                                                $1,170    $1,840
                                                                ======    ======

6.  FINANCIAL INSTRUMENTS

     In 1998, the Company utilized an interest rate swap as part of its cash management strategy. The notional amount is $20 million. The interest rate swap expired in April 1999. At December 31, 1998, the interest rate swap arrangement provided for the payment of interest based on a fixed rate and the receipt interest based upon 3-month LIBOR. As a result, the Company remained subject to a moderate amount of market risk through the maturity of the swap. The Company estimates the fair value of the interest rate swap, based upon quoted market price, to be $108,000 at December 31, 1998.

7.  ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1997      1998
                                                                ------    ------
Accrued compensation........................................    $2,228    $1,761
Sales and use taxes.........................................     1,709     2,204
Other.......................................................     3,057     4,908
                                                                ------    ------
                                                                $6,994    $8,873
                                                                ======    ======

8.  FINANCING AGREEMENTS

     On April 24, 1998, the Company refinanced and replaced its then existing $20 million loan facility with a $60 million secured revolving line of credit agreement with a group of banks maturing April 24, 2001 (as

                     PARTY CITY CORPORATION AND SUBSIDIARY
amended, the "Credit Agreement"). Advances under the Credit Agreement originally bore interest, at the Company's option, at the agent bank's base rate (the higher of the bank's prime rate or the federal funds rate plus 1/2% per annum) or LIBOR plus an applicable margin. The Company's failure to issue its consolidated financial statements on a timely basis was a default under the Credit Agreement. In addition to this default, the Company did not meet certain of its financial covenants, including those relating to minimum levels of profitability, net worth, liquidity, fixed charge coverage and others. Consequently, the Company's debt was subject to acceleration and is classified as a current liability in the consolidated balance sheet at December 31, 1998. The Credit Agreement was secured by all the assets of the Company. Additionally, the Credit Agreement restricted the payment of dividends. See additional discussion in Note 18 to the consolidated financial statements.

9.  EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                  YEAR ENDED DECEMBER 31,
                                                                ----------------------------
                                                                 1996      1997       1998
                                                                ------    -------    -------
Net income..................................................    $3,756    $ 7,670    $ 1,787
Weighted average shares outstanding.........................     9,802     11,749     12,411
Earnings per share -- basic.................................    $ 0.38    $  0.65    $  0.14
Dilutive effect of stock options............................       194        290        293
Weighted average common and common equivalent shares
  outstanding...............................................     9,996     12,039     12,704
Earnings per share -- diluted...............................    $ 0.38    $  0.64    $  0.14

---------------

Options to purchase, 60,000, 193,250, and 134,000 common shares at prices ranging from $1.67 to $34.44 per share were outstanding at December 31, 1996, 1997 and 1998, respectively, but were not included in the computation of dilutive earnings per share because the exercise price of the options exceeds the average market price.

10.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS

     The Company has 25,000,000 shares authorized of its $.01 par value common stock at December 31, 1997 and 1998. Shares issued and outstanding were 12,300,095 and 12,452,369 at December 31, 1997 and 1998, respectively.

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

                     PARTY CITY CORPORATION AND SUBSIDIARY

Option Plan to increase the number of shares available for the grant of options under the 1994 Plan from 900,000 shares to 1,800,000 shares. This amendment was ratified by the Company's stockholders on June 22, 1998.

     The 1994 Plan, as amended, permits the Company to grant incentive and non-qualified stock options to purchase an aggregate of 1,800,000 shares of the Company's common stock, as adjusted for the three-for-two common stock split that occurred on January 16, 1998. Such options may be incentive stock options or non-qualified options. Any employee of the Company or any subsidiary of the Company is eligible to receive incentive stock options and non-qualified stock options under the 1994 Plan. Non-qualified stock options may be granted to employees as well as non-employee directors and consultants of the Company under the 1994 Plan as determined by the Board or the Compensation Committee.

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

     The following tables summarize information about stock option transactions for the 1994 Plan:

                                                                NUMBER OF    WEIGHTED AVERAGE
                                                                 SHARES       EXERCISE PRICE
                                                                ---------    ----------------
Balance at January 1, 1996..................................      255,000         $ 2.69
  Granted...................................................      422,250           9.59
  Exercised.................................................      (54,999)          3.18
  Canceled..................................................      (88,001)          6.00
                                                                ---------         ------
Balance at December 31, 1996................................      534,250           7.54
  Granted...................................................      583,625          12.66
  Exercised.................................................      (56,600)          4.62
  Canceled..................................................      (64,250)         10.59
                                                                ---------         ------
Balance at December 31, 1997................................      977,025          10.51
  Granted...................................................      453,000          19.73
  Exercised.................................................     (152,274)          4.75
  Canceled..................................................     (203,000)         20.37
                                                                ---------         ------
Balance at December 31, 1998................................    1,094,751          13.30
                                                                =========
Options Exercisable at:
  December 31, 1996.........................................      142,500
  December 31, 1997.........................................      244,650
  December 31, 1998.........................................      352,251

                     PARTY CITY CORPORATION AND SUBSIDIARY

                                            OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                               ----------------------------------------------    --------------------------
                                   NUMBER            WEIGHTED        WEIGHTED        NUMBER        WEIGHTED
                               OUTSTANDING AT        AVERAGE         AVERAGE     EXERCISABLE AT    AVERAGE
                                DECEMBER 31,        REMAINING        EXERCISE     DECEMBER 31,     EXERCISE
RANGE OF EXERCISE PRICES            1998         CONTRACTUAL LIFE     PRICE           1998          PRICE
------------------------       --------------    ----------------    --------    --------------    --------
$1.67 to $9.50.............        135,650             7.67           $ 6.94         65,150         $ 5.73
$9.67 to $10.00............        214,000             8.04             9.99        109,500          10.00
$10.17 to $11.00...........        252,201             8.45            10.60         74,451          10.28
$11.33 to $13.63...........        186,650             8.64            12.69         51,400          12.59
$13.72 to $23.25...........        183,250             9.00            16.79         51.750          16.25
$23.38 to $34.44...........        123,000             9.18            27.31             --             --
                                 ---------             ----           ------        -------         ------
$1.67 to $34.44............      1,094,751             8.48           $13.30        352,251         $10.56

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

                                                                   YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                               1996         1997         1998
                                                             ---------    ---------    ---------
Expected volatility......................................          35%          40%         100%
Expected lives...........................................    6.0 years    4.3 years    5.0 years
Risk-free interest rate..................................        6.50%         5.7%         5.2%
Expected dividend yield..................................           0%           0%           0%

     Set forth below are the Company's net income and earnings per share presented "as reported" and pro forma as if compensation cost were recognized in accordance with the provisions of SFAS No. 123 (in thousands, except per share data):

                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1996      1997      1998
                                                                ------    ------    ------
Net Income:
  As reported...............................................    $3,756    $7,670    $1,787
  Pro-forma.................................................     3,345     6,944       174
Basic EPS:
  As reported...............................................    $ 0.38    $ 0.65    $ 0.14
  Pro-forma.................................................      0.34      0.59      0.01
Diluted EPS:
  As reported...............................................    $ 0.38    $ 0.64    $ 0.14
  Pro-forma.................................................      0.33      0.58      0.01

                     PARTY CITY CORPORATION AND SUBSIDIARY

11.  INCOME TAXES

     The provision for income tax expense consists of the following (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1996      1997      1998
                                                                ------    ------    ------
Current:
  Federal...................................................    $1,963    $4,519    $1,721
  State.....................................................       558       981       339
                                                                ------    ------    ------
                                                                 2,521     5,500     2,060
Deferred:
  Federal...................................................      (128)     (464)     (796)
  State.....................................................       (24)      (79)     (137)
                                                                ------    ------    ------
                                                                  (152)     (543)     (933)
                                                                ------    ------    ------
                                                                $2,369    $4,957    $1,127
                                                                ======    ======    ======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

     Significant components of the net deferred tax asset at December 31, 1997 and 1998, respectively, are as follows (in thousands):

                                                                  DECEMBER 31,
                                                                -----------------
                                                                 1997      1998
                                                                ------    -------
Current:
  Inventory.................................................    $  274    $ 1,030
  Vacation pay accrual......................................        94        158
  Other.....................................................        14         96
                                                                ------    -------
  Net current deferred tax asset............................    $  382    $ 1,284
                                                                ======    =======
Non-current:
  Deferred rent.............................................    $1,259    $ 2,261
  Start-up costs............................................        20       (381)
  Property and equipment....................................      (672)    (1,798)
  AMT Credit................................................        --        437
  Deferred state taxes......................................       (35)        84
                                                                ------    -------
  Non-current deferred tax asset............................    $  572    $   603
                                                                ======    =======

     The following table reconciles the statutory Federal income tax rate with the effective rate of the Company for the periods ended:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                1996     1997     1998
                                                                -----    -----    -----
Federal statutory rate......................................    34.0%    35.0%    34.0%
State income taxes net of federal benefit...................      5.6      4.7      5.4
Other.......................................................     (0.9)    (0.4)    (0.7)
                                                                -----    -----    -----
Effective tax rate..........................................    38.7%    39.3%    38.7%
                                                                =====    =====    =====

                     PARTY CITY CORPORATION AND SUBSIDIARY

12.  EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution 401(k) savings plan (the "401(k) Plan") covering all eligible employees. Participants may defer between 1% and 15% of annual pre-tax compensation subject to statutory limitations. The Company contributes an amount as determined by the Board of Directors. Such amount has been established as 50% of the employee's contribution up to $1,000. For the years ended December 31, 1996, 1997 and 1998, $45,000, $65,000, and $121,000 was
expensed under the 401(k) Plan.

13.  RELATED PARTY TRANSACTIONS

     Steven Mandell, the former president of the Company and a major stockholder, owned all of the outstanding shares of two party supplies stores for which no royalty fees were charged. Steven Mandell was also the majority owner of two additional franchise stores and was a 50% owner of one franchise through 1995. The Company received royalty fees based on 3.0% of net sales from the majority owned stores. In addition, a former director of the Company owned two franchises and was a 50% owner of one franchise through 1995, for which the franchisee paid royalty fees of 2.0% of net sales. On February 28, 1997, the Company acquired six of these franchise stores.

     Furthermore, another former officer of the Company owned two franchises. On August 1, 1997, the Company acquired one of these stores. The Company charged the officer approximately $0 and $19,000 for rent for the years ended December 31, 1996 and 1997. As of December 31, 1998, a current executive of the Company owned one franchise store.

     Royalty fees of $208,000, $24,000 and $58,000 relating to the above are included in the accompanying consolidated financial statements for the years ended December 31, 1996, 1997 and 1998, respectively.

     The Company provided bookkeeping and office services for certain of these related parties. The Company charged such parties approximately $94,000, $14,000 and $15,000 for the years ended December 31, 1996, 1997, and 1998 respectively. As of July 3, 1999, all such services were terminated. Personnel and office costs allocated to the affiliate were based upon the percentage of time individuals devoted to services for the affiliate stores and square footage occupied.

     On August 31, 1998, the Company acquired four franchise stores in the Chicago market from a director of the Company at a purchase price of $3.9 million.

14.  LEASE COMMITMENTS

  Leases

     The Company leases real estate in connection with the operation of corporate retail stores as well as its corporate office. The store leases are for properties ranging in size from 6,750 to 15,900 square feet. The terms range from five years to twenty years, and expire by 2016. The leases contain escalation clauses, renewal options from five years to ten years and obligations for reimbursement of common area maintenance and real estate taxes. Certain leases contain contingent rent based upon specified sales volume. For the years ended December 31, 1996, 1997 and 1998, no such contingent rent was paid.

     At December 31, 1998, the Company leased 23 motor vehicles. The terms range from 24 to 36 months, and expire by March 2002.

     In August 1997, the Company entered into a five-year capital lease with a present value of approximately $1.6 million for computer hardware and software. The Company has the option to purchase the equipment for a nominal cost at the termination of the lease.

                     PARTY CITY CORPORATION AND SUBSIDIARY

     Future minimum lease payments under outstanding leases at December 31, 1998, are as follows (in thousands):

                                                                CAPITAL LEASE    OPERATING LEASES
                                                                -------------    ----------------
Year ending December 31:
1999........................................................       $  366            $ 33,936
2000........................................................          366              34,581
2001........................................................          366              35,326
2002........................................................          225              35,378
2003........................................................           --              34,815
Thereafter..................................................           --             142,998
                                                                                     --------
     Total minimum lease payments...........................        1,323            $317,034
                                                                                     ========
Less amount representing interest...........................         (182)
                                                                   ------
Present value of net minimum lease payments.................        1,141
Less current maturities, included in other liabilities......         (318)
                                                                   ------
     Long-term obligation...................................       $  823
                                                                   ======

     Rent expense for all operating leases was $3.8 million, $12.0 million and $27.3 million for the years ended December 31, 1996, 1997, and 1998, respectively. The Company is obligated for guarantees, subleases or assigned lease obligations for six of its franchisees through 2008. The aggregate future minimum payments under these leases are approximately $8,902,000.

15.  COMMITMENTS AND CONTINGENCIES

       Securities Litigation. The Company has been named as a defendant in the following twelve class action complaints: (1) Weber v. Party City Corp., Steven Mandell, and David Lauber, Civ. Action No. 99-CV-1252; (2) Opus GT Partners LP
v. Party City Corp. and Steven Mandell, Civ. Action No. 99-CV-1327; (3) Klein and Shiffrin v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1325; (4) Flynn v. Party City Corp., David Lauber and Steven Mandell, Civ. Action No. 99-CV-1328; (5) Catanzarite v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1317; (6) Tabbert v. Party City Corp. and Steven Mandell, Civ. Action No. 99-CV-1353; (7) Maietta v. Steven Mandell and Party City Corp., Civ. Action No. 99-CV-1386; (8) Barry v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1453; (9) Kurzweil v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1396;
(10) Hormel v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99- CV-1689; (11) Sacher v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-2238; and (12) Gross v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-2355. The Company's former Chief Executive Officer and former Chief Financial Officer and Executive Vice President of Operations have also been named as defendants. The complaints have all been filed in the United States District Court for the District of New Jersey. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 1998 and March 19, 1999. In October 1999, plaintiffs filed an amended class action complaint and in February 2000, plaintiffs filed a second amended complaint.

     The second amended class action complaint alleges, among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seek unspecified damages. The plaintiffs allege that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, the Company's financial condition, adequacy of internal controls and compliance with certain loan covenants. The plaintiffs further allege that because of the

                     PARTY CITY CORPORATION AND SUBSIDIARY
issuance of a series of false and misleading statements and/or failure to disclose material facts, the price of Party City common stock was artificially inflated.

     Defendants have moved to dismiss the second amended complaint on the ground that it fails to state a cause of action. The Court has not yet issued a decision with respect to the motion to dismiss. Because this case is in its early stages, no opinion can be expressed as to its likely outcome.

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

     Plaintiff seeks damages of $2 million, as well as treble and/or punitive damages for certain counts. On February 3, 2000, Emil Asch amended its Complaint by adding Ron's: The Party Store, Inc., as an additional plaintiff to the suit. The Amended Complaint asserts the same causes of action against the same defendants and seeks the same damages that were sought in the original Complaint. The Company has answered the Amended Complaint, and discovery is proceeding. At this point, no opinion can be expressed as to the likely outcome of the litigation.

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

16.  SEGMENT INFORMATION

     The Company owns, operates and franchises party supplies stores in the United States and, to a limited extent in Europe. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pre-tax operating profit of each segment. Accordingly, the Company reports two segments -- retail and franchising. The retail segment generates revenue through the sale of primarily third-party branded party goods through Company-owned stores. The franchising segment generates revenue through the charge for initial franchise fees and a royalty on retail

                     PARTY CITY CORPORATION AND SUBSIDIARY
sales. The accounting policies are described in the summary of significant accounting policies. The Company has no intersegment sales. No single customer accounts for 10% or more of total revenues. Revenues from Europe were not significant in all periods presented. All assets of the Company are located in North America.

     The following table contains key financial information of the Company's business segments (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1996        1997        1998
                                                              -------    --------    --------
RETAIL:
Net revenue...............................................    $39,144    $131,028    $282,923
Operating earnings........................................      3,091      12,776      14,192
Identifiable assets.......................................     32,441      84,939     133,435
Depreciation/amortization.................................        563       2,433       5,721
Capital expenditures......................................      4,356      37,200      32,845
FRANCHISING:
Net revenue...............................................    $ 9,447    $ 10,686    $ 11,411
Operating earnings........................................      5,718       6,688       7,297
Identifiable assets.......................................      1,193       1,455       1,996
Depreciation/amortization.................................         --          --          --
Capital expenditures......................................         --          --          --
CORPORATE/OTHER:
Net revenue...............................................    $    --    $     --    $     --
Operating expense.........................................     (3,160)     (7,049)    (15,939)
Identifiable assets.......................................        969       3,221       8,601
Depreciation/amortization.................................        183         361         877
Capital expenditures......................................        516       2,725       6,249
CONSOLIDATED TOTALS:
Net revenue...............................................    $48,591    $141,714    $294,334
Operating earnings........................................      5,649      12,415       5,550
Interest expense (income), net............................       (476)       (212)      2,636
                                                              -------    --------    --------
Income before income taxes................................      6,125      12,627       2,914
Provision for income taxes................................      2,369       4,957       1,127
                                                              -------    --------    --------
Net income................................................    $ 3,756    $  7,670    $  1,787
                                                              =======    ========    ========
Identifiable assets.......................................    $34,603    $ 89,615    $144,032
Depreciation/amortization.................................        746       2,794       6,598
Capital expenditures......................................      4,872      39,925      39,094

                     PARTY CITY CORPORATION AND SUBSIDIARY

17. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   QUARTER ENDED
                                                  ------------------------------------------------
                                                  MARCH 31   JUNE 30   SEPTEMBER 30    DECEMBER 31
                                                  --------   -------   -------------   -----------
1996
Total revenues..................................  $ 5,981    $ 8,286      $ 9,908       $ 24,416
Cost of goods sold and occupancy costs..........    3,334      4,363        5,340         12,900
Net income (loss)...............................     (167)       499          346          3,078
Basic earnings (loss) per share.................    (0.02)      0.05         0.03           0.30
Diluted earnings (loss) per share...............    (0.02)      0.05         0.03           0.29
1997
Total revenues..................................  $14,612    $22,455      $28,016       $ 76,631
Cost of goods sold and occupancy costs..........    9,383     13,756       18,152         45,081
Net income (loss)...............................     (288)       897         (244)         7,305
Basic earnings (loss) per share.................     (.03)       .07         (.02)          0.59
Diluted earnings (loss) per share...............     (.03)       .07         (.02)          0.57
1998
Total revenues..................................  $40,714    $56,558      $58,374       $138,688
Cost of goods sold and occupancy costs..........   28,548     36,698       39,512         90,003
Net income (loss)...............................   (1,271)     1,041       (2,161)         4,178
Basis earnings (loss) per share.................    (0.10)      0.08        (0.17)          0.34
Diluted earnings (loss) per share...............    (0.10)      0.08        (0.17)          0.33

18.  SUBSEQUENT EVENTS

     On August 16, 1999 the Company entered into agreements with its existing bank lenders under the Credit Agreement (the "Banks"), a new group of investors (the "Investors") and its trade vendors. The bank lenders and the Company entered into a Standstill and Forbearance Agreement (the "Bank Forbearance Agreement"). Under the Bank Forbearance Agreement, the Banks agreed not to exercise rights and remedies based upon any existing defaults until June 30, 2000 unless a further event of default occurred. The Company also agreed to reduce its outstanding bank borrowings from the $58.6 million outstanding at July 3, 1999, to $15 million by October 30, 1999, to increase the interest rate on its bank debt to 2% over the bank's prime interest rate and to pay a forbearance fee of $580,000.

     On August 17, 1999, the Company received $30 million in financing from the Investors. The Investors purchased senior secured notes and warrants pursuant to separate securities purchase agreements (the "Securities Purchase Agreements") each dated as of August 16, 1999. Under these Securities Purchase Agreements, the Company issued (i) $10 million of its 12.5% Secured Notes due 2003 (the "A Notes"); (ii) $5 million of its 13.0% Secured Notes due 2003 (the "B Notes");
(iii) $5 million of its 13.0% Secured Notes due 2002 (the "C Notes"); (iv) $10 million of its 14.0% Secured Notes due 2004 (the "D Notes", and together with the A Notes, the B Notes and the C Notes, the "Notes"); and (v) warrants (the "Warrants") to purchase 6,880,000 shares of the Company's common stock at an initial exercise price of $3.00 per share. The Warrants were valued at $1,965,000 based on management's estimate using certain fair value methodologies and represents an original issue discount to the C Notes and the D Notes. Up to $15 million of the Notes is secured by a first lien that is pari pasu with the liens under the Credit Agreement. The Notes are secured by a junior lien on all of the Company's assets. The Company issued the Warrants in connection with the sale of

                     PARTY CITY CORPORATION AND SUBSIDIARY
the C Notes and the D Notes. The Warrants may be exercised before the close of business on August 16, 2006. The shares of Common Stock reserved for issuance under the Warrants represent approximately 35% of the shares of Common Stock outstanding after giving effect to the exercise of the Warrants. The proceeds from the $30 million in new financing were used for the purchase of seasonal inventory, payment of amounts due under the Credit Agreement, transaction fees and working capital.

     The Company also entered into an Investor Rights Agreement (the "Investor Rights Agreement") with the Investors and Jack Futterman, then the chief executive officer of the Company. In this agreement, the Company granted registration rights with respect to shares of common stock. Under the Investor Rights Agreement, the Investors agreed that they will not, without the prior written consent of the Board of Directors, (i) acquire or agree to acquire, publicly offer or make any public proposal with respect to the possible acquisition of (a) beneficial ownership of any securities of the Company, (b) any substantial part of the Company's assets, or (c) any rights or options to acquire any of the foregoing from any person; (ii) make or in any way participate in any "solicitation" of "proxies" (as such terms are defined in the rules of the Securities Exchange Act of 1934, as amended) to vote, or seek to advise or influence any person with respect to the voting of any voting securities of the Company; or (iii) make any public announcement with respect to any transaction between the Company or any of its securities holders and the Investors, including without limitation, any tender or exchange offer, merger or other business combination of a material portion of the assets of the Company. These standstill provisions terminate if the Company's consolidated earnings before interest, taxes, depreciation and amortization and exclusive of special charges ("EBITDA") do not meet specified targets. The Company achieved its target EBITDA for the calendar year 1999. Also, in connection with these transactions, one outside director of the Company resigned and two representatives of the Investors joined the Board of Directors. The Company has amended the restriction that prohibited the Investors from purchasing the Company's stock to permit purchase up to an aggregate amount of $1.5 million of the Company's common stock.

     Party City's trade vendors representing approximately $36.4 million of trade debt also entered into an agreement with the Company. Pursuant to a Vendor Standstill and Forbearance Agreement ("Vendor Forbearance Agreement"), these trade vendors agreed to forbear from taking any action against Party City until January 15, 2000. The trade vendors have received promissory notes from Party City representing one-third of their unpaid balances as of May 1, 1999 (the "Trade Notes"). The Trade Notes bore interest at a rate of 10% per year and were scheduled to mature on November 15, 1999. Interest on the Trade Notes was due on January 15, 2000, unless the bank debt was refinanced before such date. Separately, certain seasonal trade vendors agreed to provide trade credit to the Company for 30% of the purchases for the Halloween, Thanksgiving and year-end holiday season. These vendors received a shared lien on the Company's inventory for the amount of the credit.

     In June 1999, Steven Mandell, a major stockholder and director of the Company granted an option to acquire 1,000,000 shares of the shareholder's common stock to Jack Futterman. The option vested immediately and has an exercise price of $3.00 a share, the fair value of the common stock at date of grant. The option expires in June 2004.

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

                     PARTY CITY CORPORATION AND SUBSIDIARY

     On January 14, 2000, the Company replaced the Credit Agreement with a new Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation ("Congress"), as lender. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company's option, (i) at the adjusted Eurodollar rate plus the applicable margin, which will initially be 2.75% per annum (subject to possible reduction to an interest rate as low as 2.25% from and after June 30, 2001, based on the Company's pre-tax income and excess availability) or (ii) at the rate of 3/4% per annum above the prime rate. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company. At September 15, 2000, there was $15.8 million outstanding and approximately $24.2 million was available to be borrowed under this revolving credit facility.

     On January 14, 2000, Party City also received $7 million in cash proceeds from the sale to certain of its existing Investors (the "Investor Group") of a new series of senior secured notes pursuant to a First Amendment (the "First Amendment") to the Securities Purchase Agreements. Pursuant to the First Amendment, the Company issued $7,000,000 in aggregate principal amount of its 14.0% Secured Notes due 2002 (the "E Notes"). The E Notes are secured by a lien on substantially all of the Company's assets. The Investor Group, together with other existing Investors and Congress, have entered into an intercreditor agreement. In consideration for waivers and forbearances granted by the Investors to various defaults under the terms of the Company's A Notes, B Notes, C Notes and D Notes, the Company also agreed to amend and restate the terms of the Warrants held by the Investors to acquire 6,880,000 shares of the Company's Common Stock. The amended and restated Warrants (the "Amended Warrants") provide for an exercise price of $1.07 per share and were issued upon surrender of the Warrants which had an exercise price of $3.00 per share. The Amended Warrants were valued at $3,156,000 based on management's estimate using certain fair value methodologies and represent an original issue discount to the C Notes and D Notes. This discount is being amortized using the effective interest method. The effective yield is 28.6% and 28.9% on the C Notes and D Notes, respectively.

     The Company used the proceeds from the sale of the E Notes and initial amounts borrowed under the Loan Agreement (i) to pay off all amounts owed under the Credit Agreement, (ii) to pay all amounts owed on the Trade Notes and (iii) to pay the remaining amounts owed to various seasonal trade vendors for credit extended for inventory purchased by the Company for the 1999 Halloween, Thanksgiving and year-end holiday seasons. All the remaining unpaid vendor balances that were originally due May 1, 1999, were satisfied by individual arrangements with such vendors.