Form 10-KT
period 1999-07-03
PARTY CITY CORP
filed 2000-09-29
CIK 1005972

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
         FOR THE TRANSITION PERIOD FROM JANUARY 1, 1999 TO JULY 3, 1999

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

     The number of outstanding shares of the Registrant's classes of common stock, $0.01 par value, as of September 20, 2000, was 12,722,205.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                               PART I
Item 1   Business....................................................    2
Item 2   Properties..................................................   14
Item 3   Legal Proceedings...........................................   14
Item 4   Submission of Matters to a Vote of Security Holders.........   15
                               PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................   15
Item 6   Selected Financial Data.....................................   16
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   19
Item 7A  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   24
Item 8   Financial Statements and Supplementary Data.................   25
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   25
                              PART III
Item 10  Directors and Executive Officers of the Registrant..........   25
Item 11  Executive Compensation......................................   25
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................   25
Item 13  Certain Relationships and Related Transactions..............   25
                               PART IV
Item 14  Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................   25

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

SIGNIFICANT DEVELOPMENTS

  Audited Consolidated Financial Statements

     The Company was previously unable to issue audited financial statements for the year ended December 31, 1998 and timely file its 1998 Annual Report on Form 10-K ("1998 Form 10-K") with the Securities and Exchange Commission ("SEC") primarily because of difficulties associated with taking the year-end physical inventories and the related reconciliation process. In September 2000, the Company filed its 1998 Form 10-K. As a result of the failure to file the 1998 Form 10-K by March 31, 1999 the Company was in default of Nasdaq's continued listing requirements. Trading in the Company's Common stock was halted on May 6, 1999, and the Company was delisted on July 20, 1999.

     Effective July 3, 1999, the Company changed its fiscal year end for financial reporting from December 31 to the Saturday nearest to June 30. The Company continues to use December 31 as its tax year end. The change to a 52-53 week calendar was made to facilitate comparable store sales computations. The term "Fiscal Year" refers to the 52-53 weeks ending the Saturday nearest June 30, unless otherwise noted. Consolidated financial statements of the Company for the transition period from January 1, 1999 to July 3, 1999, are included in this Transition Report on Form 10-K.

     Financing Agreements

     On April 24, 1998, the Company refinanced and replaced its then existing $20 million loan facility with a $60 million secured revolving line of credit agreement with a group of banks maturing April 24, 2001 (as amended, the "Credit Agreement"). Advances under the Credit Agreement originally bore interest, at the Company's option, at the agent bank's base rate (the higher of the bank's prime rate or the federal funds rate plus 1/2% per annum) or LIBOR plus an applicable margin. The Company did not meet certain of its financial and reporting covenants, including those relating to timely filing of consolidated financial statements, minimum levels of profitability, net worth, liquidity, fixed charge coverage and others. Consequently, the Company's debt under the Credit Agreement was subject to acceleration and is classified as a current liability in the consolidated balance sheets at December 31, 1998 and July 3, 1999. The Credit Agreement was secured by all the assets of the Company. Additionally, the Credit Agreement restricted the payment of dividends.

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

     The Company also entered into an Investor Rights Agreement (the "Investor Rights Agreement") with the Investors and Jack Futterman, then the chief executive officer of the Company. In this agreement, the Company granted registration rights with respect to shares of common stock. Under the Investor Rights Agreement, the Investors agree that they will not, without the prior written consent of the Board of Directors, (i) acquire or agree to acquire, publicly offer or make any public proposal with respect to the possible acquisition of (a) beneficial ownership of any securities of the Company, (b) any substantial part of the Company's assets, or (c) any rights or options to acquire any of the foregoing from any person; (ii) make or in any way participate in any "solicitation" of "proxies" (as such terms are defined in the rules of the Securities Exchange Act of 1934, as amended) to vote, or seek to advise or influence any person with respect to the voting of any voting securities of the Company; or (iii) make any public announcement with respect to any transaction between the Company or any of its securities holders and the Investors, including without limitation, any tender or exchange offer, merger or other business combination of a material portion of the assets of the Company. These standstill provisions terminate if the Company's consolidated earnings before interest, taxes, depreciation and amortization and exclusive of special charges ("EBITDA"), does not meet specified targets. The Company achieved its target EBITDA for the calendar year 1999. Also, in connection with these transactions, one outside director of the Company resigned and two representatives of the Investors joined the Board of Directors. The Company achieved its target EBITDA for the calendar year 1999. Also, in connection with these transactions, one outside director of the Company resigned and two representatives of the Investors joined the Board of Directors. The Company has amended the restriction that prohibited the Investors from purchasing the Company's stock to permit purchase up to an aggregate amount of $1.5 million of the Company's common stock.

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

     In order to meet the cash flow requirements of the Halloween seasonal purchase of inventory and to meet the requirements of the Bank Forbearance Agreement, the Company identified stores for sale to existing franchisees to generate working capital. Eighteen stores with a net book value of approximately $9.8 million were sold to franchisees. In order to facilitate the sale of these stores, the Company agreed to waive royalty fees in respect of such stores for negotiated periods up to five years. The total proceeds from the sales of these stores was approximately $9.9 million. The net proceeds from the sale of stores was required under the Bank Forbearance Agreement to be used to pay down the outstanding borrowings under the Credit Agreement.

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

     The Company's unaudited pro forma consolidated balance sheet as of July 3, 1999, after giving effect to the August 16 and August 17, 1999 transactions described above is as follows (in thousands):

                                                    JULY 3,      PRO FORMA      PRO FORMA
                                                      1999      ADJUSTMENTS    JULY 3, 1999
                                                    --------    -----------    ------------
                                                                (UNAUDITED)    (UNAUDITED)
                      ASSETS
Cash and cash equivalents.........................  $ 11,470     $ 25,550        $ 37,020
Merchandise inventory.............................    47,016           --          47,016
Other current assets..............................    32,887           --          32,887
                                                    --------     --------        --------
  Total current assets............................    91,373       25,550         116,923
Property and equipment............................    50,557           --          50,557
Goodwill, net.....................................    18,483           --          18,483
Other assets......................................       906          450           1,356
                                                    --------     --------        --------
          Total Assets............................  $161,319     $ 26,000        $187,319
                                                    ========     ========        ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable................................  $ 48,386     $(12,133)       $ 36,253
  Trade Notes.....................................        --       12,133          12,133
  Accrued expenses................................    10,145           --          10,145
  Credit Agreement................................    58,550       (4,000)         54,550
  Other current liabilities.......................       986           --             986
                                                    --------     --------        --------
          Total current liabilities...............   118,067       (4,000)        114,067
Long-term Liabilities:
  Senior Secured Notes............................        --       26,844          26,844
  Other long-term liabilities.....................     7,318           --           7,318
Stockholders' equity..............................    35,934        3,156          39,090
                                                    --------     --------        --------
          Total liabilities and stockholders
            equity................................  $161,319     $ 26,000        $187,319
                                                    ========     ========        ========

GENERAL

     The Company is a specialty retailer of party supplies through its network of discount stores. At July 3, 1999, the Company owned and operated 215 Company-owned stores in the United States and its franchisees operated an additional 178 stores in the United States, Puerto Rico, Canada, Portugal and Spain. The Company, based in Rockaway, New Jersey, believes it is one of the largest party supplies specialty chains. The Company authorized the first franchise store in 1989 and opened its first Company-owned store in January 1994.

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

STORE LOCATIONS

     As of July 3, 1999, there were 393 Party City stores open in the United States, Canada, Puerto Rico, Portugal and Spain. Of these, 215 were Company-owned and 178 were operated by the Company's independent franchisees. The following table shows the growth in the Company's network of stores.

                                                                YEAR ENDED DECEMBER 31,            SIX MONTHS
                                                          ------------------------------------       ENDED
                                                          1994    1995    1996    1997    1998    JULY 3, 1999
                                                          ----    ----    ----    ----    ----    ------------
COMPANY-OWNED:
  Stores open at beginning of period                       --       7      16      36     117         207
  Stores opened                                             7       9      20      57      81           9
  Stores closed                                            --      --      --      --      --          --
  Stores acquired from franchisees                         --      --      --      24       9          --
  Stores sold to franchisees                               --      --      --      --      --          (1)
                                                          ---     ---     ---     ---     ---         ---
  Stores open at end of period                              7      16      36     117     207         215
FRANCHISE:
  Stores open at beginning of period                       58      99     132     164     158         167
  Stores opened                                            42      35      32      19      19          11
  Stores closed                                            (1)     (2)     --      (1)     (1)         (1)
  Stores purchased by the Company                          --      --      --     (24)     (9)         --
  Stores sold by the Company                               --      --      --      --      --           1
                                                          ---     ---     ---     ---     ---         ---
  Stores open at end of period                             99     132     164     158     167         178
                                                          ---     ---     ---     ---     ---         ---
TOTAL COMPANY AND FRANCHISE STORES                        106     148     200     275     374         393
                                                          ===     ===     ===     ===     ===         ===

     The Company typically seeks sites for new stores that are stand-alone buildings or that are located in a strip or power shopping center near high traffic routes. The Company seeks to lease sites rather than own the real estate. Often the site may be a shopping center under construction or renovation and may be available for occupancy typically in a period ranging from three months to one year. The Company's site selection criteria include, but are not limited to: population density and/or demographics, traffic count, complementary retailers, storefront visibility and presence, competition, lease rates, and accessible parking. In addition, the Company carefully considers the presence of existing, and the potential for future, competition in the market when selecting a site. The Company believes there is an extensive number of suitable locations available for future sites.

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

     Product Categories.

     The typical Party City store offers a broad selection of merchandise consisting of over 14,000 SKUs divided into the following categories:

    Halloween. As a key component of its sales strategy, Party City stores provide an extensive selection of costumes for Halloween(R) through its "Halloween Costume Warehouse(R)" department. The stores also carry a broad array of decorations and accessories for the Halloween season. The Halloween merchandise is prominently displayed to provide an exciting and fun shopping experience for customers. The Company, because of the buying power of the Party City network, is often able to obtain supplies of the most sought after Halloween-related merchandise. The stores display Halloween-related merchandise throughout the year to position the Company as the customer's Halloween shopping resource. The Company believes that the importance of Halloween, among both young children and adults, is growing significantly.

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

    Balloons. The Company maintains a balloon department, which carries a wide selection of basic and decorative latex balloons in various sizes, qualities, colors and package sizes. The balloon department also carries Mylar balloons in numerous sizes, shapes and designs relating to birthday, seasonal, anniversary and other themes.

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

    Gift Wrap. This product category includes wide assortments of gift bags, bows, tissue paper, ribbons, printed bags and wrapping paper.

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

     The Company had three suppliers who in the aggregate constituted approximately 31% and 22% of the Company's purchases for the year ended December 31, 1998 and the six months ended July 3, 1999, respectively. The loss of any of these suppliers would adversely affect the Company's operations. The Company considers numerous factors in supplier selection, including price, credit terms, product offerings and quality. The Company negotiates pricing with suppliers on behalf of all stores in the system (both Company-owned and franchise) and believes that such buying power enables it to not only receive the most favorable pricing terms, but, as importantly, to more readily obtain high demand merchandise, especially popular Halloween costumes.

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

     The Company's stores are located in the following states:

                                                       DECEMBER 31,
                                           ------------------------------------    JULY 3,
STATE                                      1994    1995    1996    1997    1998     1999
-----                                      ----    ----    ----    ----    ----    -------
California...............................    1       2       8      21      36        37
Connecticut..............................    1       1       1       3       4         4
Florida..................................    2       3       6      11      18        17
Illinois.................................    1       1       3       8      15        15
New York.................................    1       2       7      16      33        34
Pennsylvania.............................    1       1       1       5       8         9
Maryland.................................   --       1       2       3       4         4
Michigan.................................   --       4       5       7       7         7
Ohio.....................................   --       1       1       2       7         7
Nevada...................................   --      --       1       2       3         3
New Jersey...............................   --      --       1       9      14        14
Indiana..................................   --      --      --       5       5         5
Minnesota................................   --      --      --       3       5         5
Missouri.................................   --      --      --       3       3         4
Texas....................................   --      --      --      15      22        22
Virginia.................................   --      --      --       3       5         6
Wisconsin................................   --      --      --       1       1         1
Colorado.................................   --      --      --      --       2         2
Kentucky.................................   --      --      --      --       1         1
Georgia..................................   --      --      --      --       1         1
Kansas...................................   --      --      --      --       1         1
Massachusetts............................   --      --      --      --       3         3
North Carolina...........................   --      --      --      --       2         2
Tennessee................................   --      --      --      --       4         4
Utah.....................................   --      --      --      --       1         1
Washington...............................   --      --      --      --       2         3
Louisiana................................   --      --      --      --      --         3
                                            --      --      --     ---     ---       ---
          TOTAL..........................    7      16      36     117     207       215
                                            ==      ==      ==     ===     ===       ===

     Of the leases for the stores listed above, five expire in 2001, six expire in 2002 and the balance expire in 2003 or thereafter. The Company has options to extend each of such leases for a minimum of five years.

FRANCHISE OPERATIONS

     Until opening its first Company-owned store in January 1994, the Company operated exclusively as a franchisor. As of July 3, 1999, the Company had 178 franchise stores throughout the United States, Puerto Rico, Canada, Portugal and Spain. A Party City store run by a franchisee utilizes the Company's format, design specifications, methods, standards, operating procedures, systems and trademarks.

     As of July 3, 1999, the Company's franchise stores are located in the following states and foreign countries:

Alabama..............................................      6
Arizona..............................................      7
Arkansas.............................................      1
California...........................................     10
Colorado.............................................      1
Connecticut..........................................      4
Delaware.............................................      1
Florida..............................................     13
Georgia..............................................     16
Hawaii...............................................      1
Illinois.............................................      1
Kansas...............................................      2
Louisiana............................................      7
Maryland.............................................      4
Mississippi..........................................      1
Missouri.............................................      1
New Jersey...........................................     19
New Mexico...........................................      3
New York.............................................     10
North Carolina.......................................     12
Ohio.................................................      3
Oregon...............................................      3
Pennsylvania.........................................      7
South Carolina.......................................      4
Tennessee............................................      5
Texas................................................      8
Virginia.............................................      5
Puerto Rico..........................................      4
Canada...............................................     14
Portugal.............................................      1
Spain................................................      4
                                                         ---
          TOTAL......................................    178

     The Company receives revenue from its franchisees, including an initial one-time fee ($35,000 as of July 3, 1999) and an ongoing royalty fee (4.0% of net sales for new franchisees, payable monthly at July 3, 1999). In addition, each franchisee has a mandated advertising budget, which consists of a minimum of $5,500 to promote the initial store opening and thereafter the lesser of 3.0% of net sales or $60,000 per year for local advertising and promotions. Further, the franchisee must pay an additional 1.0% of net sales to a Party City group advertising fund to cover common advertising materials related to the Party City store concept. The Company does not offer financing for a franchisee's initial investment. A franchisee's start-up costs include the franchise fee, rent, leasehold improvements, equipment and furniture, initial inventory, opening promotion, signs, other deposits, insurance, training expenses and professional fees.

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

     As of July 3, 1999, the Company had eight territory agreements with certain franchisees. These agreements permit the holder of the territory rights to open a minimum of two and in some cases three or more stores within a stated time period. The following areas are governed by territory agreements: North Carolina; Fort Myers/Naples FL; Arkansas; Buffalo/Rochester, NY; Atlanta, GA; Canada; Spain/Portugal; Puerto Rico.

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

EMPLOYEES

     As of July 3, 1999, the Company employed approximately 1,450 full-time and 2,650 part-time employees. The Company considers its relationships with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

     As of September 20, 1999, the Company leased 198 stores and had signed leases for four additional stores. The Company leases its headquarters property in Rockaway, New Jersey. As of September 20, 1999, the Company occupied approximately 12,600 square feet of office space for its headquarters under a lease expiring in 2005.

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

     The following table sets forth the high and low closing sale prices of the common stock through July 3, 1999.

                                                              HIGH       LOW
                                                              ----       ---
1999
July 3, 1999................................................  $ 4 7/16   $ 2 3/4
March 31, 1999..............................................   19 1/2      2 1/8
1998
December 31, 1998...........................................   21          9 3/16
September 30, 1998..........................................   30 19/32    8 11/16
June 30, 1998...............................................   35 1/4     24 3/4
March 31, 1998..............................................   35         16 3/4
1997
December 31, 1997...........................................   21 1/2     15 15/16
September 30, 1997..........................................   20 1/16    10 3/4
June 30, 1997...............................................   11 1/8      8 7/8
March 31, 1997..............................................   11 1/8     10

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

     The Amended Warrants are exercisable for an aggregate of 6,880,000 shares of Common Stock at an exercise price of $1.07 per share and may be exercised at any time before 5:00 p.m. (New York City time) on August 16, 2006. The shares of Common Stock reserved for issuance under the Warrants represent approximately 35% of the shares of Common Stock outstanding after giving effect to the exercise of the Warrants. The private placement of the issuance and sale of the Notes and Warrants to the Investors was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following Selected Financial Data for each of the years ended December 31, 1994 and 1995 and as of December 31, 1996, are derived from the consolidated financial statements of the Company not included herein. The Selected Consolidated Balance Sheet data as of December 31, 1997 and 1998, and July 3, 1999, and the Selected Consolidated Statements of Operations data for the years ended December 31, 1996, 1997 and 1998 and the six months ended July 3, 1999, are derived from the consolidated financial statements of the Company, included elsewhere in this Transition Report on Form 10-K. The Consolidated Statement of

Operations for the six months ended June 30, 1998, is derived from the consolidated statement of operations for the six months ended June 30, 1998, included elsewhere in this Transition Report on Form 10-K.

     The Balance Sheets as of December 31, 1997 and 1998, and July 3, 1999, and the Consolidated Statements of Operations for the years ended December 31, 1996, 1997, 1998 and the six months ended July 3, 1999 have been audited by Deloitte & Touche LLP, independent auditors, as stated in their report appearing elsewhere herein. The Selected Financial Data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the notes thereto appearing elsewhere in this Transition Report on Form 10-K.

                            SELECTED FINANCIAL DATA
                (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)

                                        YEAR ENDED DECEMBER 31,                      SIX MONTHS ENDED
                            ------------------------------------------------   ----------------------------
                             1994     1995      1996       1997       1998     JUNE 30, 1998   JULY 3, 1999
                            ------   -------   -------   --------   --------   -------------   ------------
                                                                                (UNAUDITED)
STATEMENT OF OPERATIONS
  DATA:
Total revenue.............  $8,853   $23,120   $48,591   $141,714   $294,334      $97,272        $156,509
                            ======   =======   =======   ========   ========      =======        ========
Company-owned stores:
  Net sales...............  $3,992   $16,118   $39,144   $131,028   $282,923      $92,718        $151,349
  Cost of goods sold and
     occupancy costs......   2,687    10,758    25,937     86,372    194,761       65,246         109,858
                            ------   -------   -------   --------   --------      -------        --------
  Gross profit............   1,305     5,360    13,207     44,656     88,162       27,472          41,491
  Store operating and
     selling expense......   1,240     4,255    10,116     31,880     73,970       24,111          42,052
                            ------   -------   -------   --------   --------      -------        --------
  Company-owned stores
     profit
     contribution.........      65     1,105     3,091     12,776     14,192        3,361            (561)
Franchise stores:
  Royalty fees............   3,836     6,075     8,512     10,224     10,841        4,379           4,907
  Franchise fees..........   1,025       927       935        462        570          175             253
                            ------   -------   -------   --------   --------      -------        --------
  Total franchise
     revenues.............   4,861     7,002     9,447     10,686     11,411        4,554           5,160
  Total franchise
     expense..............   2,050     2,944     3,729      3,998      4,114        1,803           1,906
                            ------   -------   -------   --------   --------      -------        --------
  Franchise profit
     contribution.........   2,811     4,058     5,718      6,688      7,297        2,751           3,254
General and administrative
  expense:
  Special charges(a)......      --        --        --         --         --           --           5,858
  Impairment provision....      --        --        --         --         --           --             300
  Other general and
     administrative
     expenses.............   1,930     3,024     3,160      7,049     15,939        5,615           9,698
                            ------   -------   -------   --------   --------      -------        --------
                             1,930     3,024     3,160      7,049     15,939        5,615          15,856
                            ------   -------   -------   --------   --------      -------        --------
Income (loss) before
  interest and income
  taxes...................     946     2,139     5,649     12,415      5,550          497         (13,163)
Interest expense (income),
  net.....................     (62)      (23)     (476)      (212)     2,636          873           2,378
                            ------   -------   -------   --------   --------      -------        --------

                                        YEAR ENDED DECEMBER 31,                      SIX MONTHS ENDED
                            ------------------------------------------------   ----------------------------
                             1994     1995      1996       1997       1998     JUNE 30, 1998   JULY 3, 1999
                            ------   -------   -------   --------   --------   -------------   ------------
                                                                                (UNAUDITED)
Income (loss) before
  income taxes............   1,008     2,162     6,125     12,627      2,914         (376)        (15,541)
Income taxes (benefit)....     466       863     2,369      4,957      1,127         (146)         (2,125)
                            ------   -------   -------   --------   --------      -------        --------
Net income (loss).........  $  542   $ 1,299   $ 3,756   $  7,670   $  1,787      $  (230)       $(13,416)
                            ======   =======   =======   ========   ========      =======        ========
Basic earnings (loss) per
  share...................   (b)     $  0.16   $  0.38   $   0.65   $   0.14      $ (0.02)       $  (1.08)
                                     =======   =======   ========   ========      =======        ========
Diluted earnings (loss)
  per share...............   (b)     $  0.16   $  0.38   $   0.64   $   0.14      $ (0.02)       $  (1.08)
                                     =======   =======   ========   ========      =======        ========
Weighted average shares
  outstanding -- Basic....   7,513     7,984     9,802     11,749     12,411       12,376          12,455
Weighted average shares
 outstanding -- Diluted...   7,513     7,984     9,996     12,039     12,704       12,376          12,455
EBITDA(c).................  $1,045   $ 2,461   $ 6,395   $ 15,209   $ 12,148      $ 4,131        $ (1,776)
                            ======   =======   =======   ========   ========      =======        ========
OPERATING DATA:
  Number of Company-owned
     stores (end of
     period)..............       7        16        36        117        207          148             215
  Increase in Company-
     owned same store
     sales................      NA      26.6%     17.9%      15.5%      11.3%        11.3%            5.1%
  Number of franchise
     stores (end of
     period)..............      99       132       164        158        167          160             178
  Increase in franchise
     same store sales.....    13.1%     10.3%     19.5%      14.8%       6.8%         8.8%            6.6%
  Average sales per
     Company-owned
     store................  $  570   $ 1,510   $ 1,662   $  1,740   $  1,684      $   681        $    706
  Depreciation and
     amortization.........      99       322       746      2,794      6,598        3,634           5,229
BALANCE SHEET DATA:
  Working capital
     (deficiency).........  $2,088   $ 1,999   $17,419   $ 13,931   $(15,039)     $40,805        $(26,694)
  Total assets............   6,009    10,308    34,603     89,615    144,032      119,168         161,319
  Bank borrowings and
     other long-term
     liabilities..........      39        72        --      3,150         --(d)     40,182             --(d)
  Capital lease
     obligation...........      --        --        --      1,460      1,141        1,072             718
  Stockholders' equity....   3,232     4,582    23,561     45,783     49,368       46,103          35,934

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

(c) The Company's definition of EBITDA is earnings before interest, taxes, depreciation, amortization, and impairment provision, and exclusive of special charges.

(d) Excludes borrowings under the Credit Agreement of $46.8 million and $58.6 million included in current liabilities at December 31, 1998 and July 3, 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's revenues and earnings are generated primarily from its two business segments -- Retail and Franchising.

     A summary of the Company's new store openings, store acquisitions and store sales is as follows:

                                                     NEW                TOTAL                          END
                                                    STORES    STORES    STORES   STORES   BEGINNING     OF
                                                    OPENED   ACQUIRED   ADDED     SOLD    OF PERIOD   PERIOD
                                                    ------   --------   ------   ------   ---------   ------
Quarter Ended:
  March 31, 1997..................................     6         6        12      --          36        48
  June 30, 1997...................................     9        --         9      --          48        57
  September 30, 1997..............................    29        18        47      --          57       104
  December 31, 1997...............................    13        --        13      --         104       117
                                                      --        --        --       --
                                                      57        24        81      --
                                                      ==        ==        ==       ==
Quarter Ended:
  March 31, 1998..................................    12         1        13      --         117       130
  June 30, 1998...................................    15         3        18      --         130       148
  September 30, 1998..............................    40         5        45      --         148       193
  December 31, 1998...............................    14        --        14      --         193       207
                                                      --        --        --       --
                                                      81         9        90      --
                                                      ==        ==        ==       ==
Quarter Ended:
  March 31, 1999..................................     7        --         7      --         207       214
  July 3, 1999....................................     2        --         2       1         214       215
                                                      --        --        --       --
                                                       9        --         9       1
                                                      ==        ==        ==       ==

  Six-Month Period Ended July 3, 1999 ("1999 Period") Compared to Six-Month Period Ended June 30, 1998 ("1998 Period")

     Retail. Net sales from Company-owned stores increased 63.2% to $151.3 million for the 1999 Period, from $92.7 million for the 1998 Period. The 1999 Period results include 207 stores which were open at the beginning of that period plus eight (net) stores opened during the period. The 1998 Period amount represents sales from 117 stores which were open at the beginning of the period, plus 31 stores opened during the period. Of the total sales increase, 26.7% is attributable to an additional 67 new store openings after the 1998 Period. Same store sales increased 5.1% and 11.3% in the 1999 Period and 1998 Period, respectively. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repairs and maintenance, depreciation and utilities. Gross profit increased 51.0% to $41.5 million for the 1999 Period compared to $27.5 million for the 1998 Period. The increase for the 1999 Period was primarily due to increased sales volume. Gross margin was 27.4% and 29.6% of sales for the 1999 Period and 1998 Period, respectively. The decrease in gross margin was related primarily to the recognition of inventory losses from physical inventories taken as of July 3, 1999 and increases in store occupancy costs.

     Store operating and selling expenses increased 74.4% to $42.1 million for the 1999 Period compared to $24.1 million for the 1998 Period. The increase in store operating expenses is primarily attributable to the increased number of stores operated by the Company during the 1999 Period. Store operating expenses were 27.8% and 26.0% of sales for the 1999 Period and 1998 Period, respectively, due to increased store operating payroll costs related to new store openings. Company-owned store contribution was a loss of $561,000 for the 1999 Period, compared to a profit of $3.4 million for 1998 Period.

     Franchising. Franchise revenue is composed of the initial franchise fees, which are recorded as revenue when a franchise store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Royalty fees increased 12.1% to $4.9 million for the 1999 Period from $4.4 million for the 1998 Period. Franchise fees, recognized on 11 store openings during the 1999 Period, increased 44.6% to $253,000 compared to $175,000 during the 1998 Period, which represents eight store openings. Franchise same store sales increased by 8.8% and 6.6% for the 1999 Period and the 1998 Period, respectively.

     Expenses directly related to franchise revenue increased 5.7% to $1.9 million for the 1999 Period from $1.8 million for the 1998 Period. This increase is primarily attributable to additional franchise personnel required to operate this portion of the Company's business and the necessary infrastructure to support such employees. As a percentage of franchise revenue, franchise expenses were 36.9% and 39.6% for the 1999 Period and 1998 Period, respectively.

     Franchise profit contribution increased 18.3% to $3.3 million for the 1999 Period, compared to $2.8 million for the 1998 Period. The increase in franchise profit contribution is due to the increase in royalty fees and franchise fees offset in part by an increase in franchise expenses, as discussed above.

     General and Administrative Expenses. The Company's general and administrative expenses increased 182% to $15.9 million during the 1999 Period, compared to $5.6 million during the 1998 Period. The increase is attributable in part to $5.9 million in special charges relating to consulting, accounting, banking and other expenses resulting from the Company's refinancing arrangements. In addition, during the 1999 Period, there was an increase in payroll and related benefits due to a higher overhead structure intended to support a planned 50-store increase for calendar year 1999 compared to calendar year 1998.

     Corporate occupancy expense increased 236% to $1.4 million for the 1999 Period from $410,000 in the 1998 Period, primarily as a result of additional depreciation expense for computer hardware and software. Also, professional fees, exclusive of special charges of $5.9 million, increased 94.4% to $1.3 million in the 1999 Period from $674,000 in the 1998 Period, primarily related to information systems expenses for Year 2000 systems remediation and new systems consulting, design and implementation. Due to reductions in planned growth, the number of corporate staff members decreased by 21% in May 1999 in order to bring administrative costs in line with reduced growth objectives.

     Exclusive of the $5.9 million in special charges discussed above, general and administrative expenses as a percentage of sales were 6.6% and 6.1% for the 1999 Period and 1998 Period, respectively.

     Interest Expense. Interest expense increased 172% to $2.4 million during the 1999 Period as compared to the $874,000 in the comparable 1998 Period. This increase related primarily to higher levels of borrowings and higher interest rates due to provisions of the bank's standstill agreements in effect during the quarter ended July 3, 1999.

     Income Taxes. The income tax benefit was $2.1 million during the 1999 Period compared with $146,000 during the 1998 Period. This increase related to the pre-tax loss in the 1999 Period of $15.5 million compared to $376,000 loss in the 1998 Period. The benefit recorded in the 1999 Period is net of recording a $3.9 million valuation allowance against deferred tax assets.

     Net Loss. As a result of the above factors, net loss was $13.4 million, or $(1.08) per basic and diluted share, in the 1999 Period as compared to a net loss of $230,000, or $(0.02) per basic and diluted share, in the comparable 1998 Period.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

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

     Expenses directly related to franchise revenue increased 2.9% to $4.1 million for the year ended December 31, 1998 from $4.0 million for the year ended December 31, 1997. This increase is primarily attributable to additional franchise personnel required to operate this portion of the Company's business and the necessary infrastructure to support such employees. As a percentage of franchise revenue, franchise expenses were 36.0% and 37.4% for the years ended December 31, 1998 and 1997, respectively.

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

     Interest Income. Interest income decreased 55.5% to $212,000 during the year ended December 31, 1997, as compared to $476,000 during the year ended December 31, 1996. This decrease related primarily to the decrease in average funds available for investment during the period.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. For fiscal year 2001, the Company is required to adopt SFAS No. 133. The Company has determined that the application of SFAS No. 133 will not have a material impact on its financial position or results of operations.

     In November 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition." This bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a Registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or service has been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized, and therefore believes that the issuance of this bulletin does not have a material impact on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash provided by operating activities was $779,000 in the 1999 Period, compared to cash used in operating activities of $21.8 million in the 1998 Period. The decrease in cash provided by operating activities in the 1999 Period compared to 1998 Period was primarily the result of decreased operating contribution for the increased number of stores in operation during the 1999 Period and the significant special changes incurred during the 1999 Period.

     Cash used in investing activities was $7.9 million in the 1999 Period. The increase in cash used in investing activities in 1997 compared to 1996 and in the 1999 Period as compared to 1997 was attributable to increased purchases of property and equipment and store acquisitions. Cash used in investing activities in the 1998 period was $12.8 million. This decrease in cash used in investing activities is due to the reduced store growth during the 1999 Period.

     Cash provided by financing activities was $11.7 million and $36.4 for the 1999 Period and 1998 Period, respectively. The cash provided by financing activities in the 1999 Period was primarily attributable to the proceeds from borrowings under the revolving credit agreement. See "Business -- Significant Developments" for discussion of the resolution of the Company's liquidity shortfall during the 1999 period and subsequent periods.

     Management currently believes that the cash generated by operations, together with projected availability under the Congress Loan Agreement will be sufficient to meet the Company's working capital needs for the next 12 months.

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

     Not applicable.

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

     Independent Auditors' Report -- Deloitte & Touche LLP
     Consolidated Balance Sheets as of December 31, 1997 and 1998, and July 3, 1999
     Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998, and the six months ended June 30, 1998 (unaudited) and July 3, 1999.
     Consolidated Statements of Shareholders' Equity for the years ended
        December 31, 1996, 1997 and 1998, and the six months ended June 30, 1998 (unaudited) and July 3, 1999.
     Consolidated Statements of Cash Flows for the years ended December 31,
        1996, 1997 and 1998, and the six months ended June 30, 1998 (unaudited) and July 3, 1999.
     Notes to Consolidated Financial Statements for the years ended December 31,
        1996, 1997 and 1998, and the six months ended June 30, 1998 (unaudited) and July 3, 1999.

     2.  Financial Statement Schedules -- Not Applicable.

     3.  List of Exhibits.

     The following exhibits are included as a part of this Transition Report on Form 10-K or incorporated herein by reference.

  3.1(1)  --   Certificate of Incorporation of the Company.
  3.2(1)  --   Bylaws of the Company.
  4.1(1)  --   Specimen stock certificate evidencing the Common Stock.
  4.2(2)  --   Form of Revolving Credit Note.
  4.3(3)  --   Form of Warrant.
  4.4(3)  --   Form of A Note.
  4.5(3)  --   Form of B Note.
  4.6(3)  --   Form of C Note.
  4.7(3)  --   Form of D Note.
  4.8(3)  --   Form of Securities Purchase Agreement, dated as of August
               16, 1999, by and between the Company and each of the
               Investors.
 10.1(1)  --   Form of Unit Franchise Agreement entered into by the Company and franchisees.

 10.2(1)  --   Employment Agreement, dated as of January 1, 1994 and
               amended as of January 16, 1996, by and between the Company and Steve Mandell.
 10.3(4)  --   Amendment to Employment Agreement, dated as of March 5,
               1997, by and between the Company and Steven Mandell.
 10.4(1)  --   Employment Agreement, dated as of January 1, 1994 and
               amended as of January 16, 1996, by and between the Company and Perry Kaplan.
 10.5(1)  --   Employment Agreement of David Lauber, dated as of June 12,
               1995, by and between the Company and David Lauber.
 10.6(1)  --   Employment Agreement of Lawrence Fine, dated as of October
               13, 1995, by and between the Company and Lawrence Fine.
 10.7(5)  --   Amended Stock Option Plan of the Company.
 10.8(5)  --   Amended and Restated 1994 Stock Option Plan of the Company.
 10.9(1)  --   Loan and Security Agreement, dated as of August 15, 1995 and amended as of October 6, 1995, by and between the Company
               and Midlantic Bank, N.A.
10.10(4)  --   Commitment Letter between PNC Bank and the Company.
10.11(6)  --   Asset Purchase Agreement dated as of September 2, 1997 by
               and among the Company and Hammond Retailing of Mesquite,
               L.C., Hammond Retailing of West Plano, L.C., Hammond
               Retailing of Richardson, L.C., Hammond Retailing of
               Arlington, L.C., Hammond Retailing of Carrollton, L.C.,
               Hammond Retailing of Irving, L.C., Hammond Retailing of
               Medallion, L.C., Hammond Retailing of Red Bird LLC, Hammond
               Retailing of Vista Ridge, LLC, Hammond Retailing of Pleasant
               Grove, LLC, Hammond Retailing of White Rock, LLC, Hammond
               Communications, Inc. and Mr. Geoffrey Hammond (without
               exhibits or schedules).
10.12(6)  --   Letter Agreement by and between the Company and Hammond
               Retailing of Plano East, LLC, dated as of July 7, 1997.
10.13(6)  --   Third Amendment to Loan and Security Agreement, dated as of
               June 16, 1997, by and between the Company and PNC Bank,
               National Association.
10.14(7)  --   Fourth Amendment to the Loan and Security Agreement, dated as of March 10, 1998, by and between the Company and PNC
               Bank, National Association.
10.15(7)  --   $60,000,000 credit facility Commitment Letter, dated as of
               March 9, 1998, by and between the Company and PNC Bank N.A., as agent, for the Banks.
10.16(7)  --   Employment Agreement of David Lauber, dated as of September
               23, 1997, by and between the Company and David Lauber.
10.17(2)  --   Revolving Credit Facility Credit Agreement, dated as of
               April 24, 1998, by and among the Company, the Banks and PNC
               Bank, National Association, as Agent.
10.18(8)  --   Option Agreement, dated as of June 8, 1999, between Steven
               Mandell and Jack Futterman.
10.19(8)  --   Stock Pledge Agreement, dated as of June 8, 1999, between
               Steven Mandell and Jack Futterman.
10.20(8)  --   Employment Agreement, dated as of June 8, 1999, between the
               Company and Jack Futterman.
10.21(3)  --   Investor Rights Agreement, dated as of August 16, 1999, by and among the Company, the Investors and Jack Futterman.
10.22(3)  --   Standstill and Forbearance Agreement, dated as of August 16,
               1999, by and among the Company, PNC Bank, National
               Association, as Agent, and the Banks.
10.23(3)  --   Vendor Forbearance and Standstill Agreement, dated as of
               August 16, 1999, by and among the Company and the Trade
               Vendors.

21.1      --   Subsidiaries -- the wholly-owned subsidiary of the Company is Party City Michigan, Inc., incorporated on October 23,
               1997, in the State of Delaware. This subsidiary does
               business under the name Party City Michigan, Inc.
23.1      --   Independent Auditors' Consent.
27.1      --   Financial Data Schedule.

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

                                          PARTY CITY CORPORATION

                                          By:        /s/ JAMES SHEA
                                            ------------------------------------
                                                         James Shea
                                                  Chief Executive Officer

                                          By:     /s/ THOMAS E. LARSON
                                            ------------------------------------
                                                      Thomas E. Larson
                                                  Chief Financial Officer

                                          By:      /s/ LINDA M. SILUK
                                            ------------------------------------
                                                       Linda M. Siluk
                                                  Chief Accounting Officer

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

                       NAME                                      TITLE                      DATE
                       ----                                      -----                      ----

               By: /s/ RALPH DILLION                   Non-Executive,                September 27, 2000
   ---------------------------------------------         Chairman of the Board
                   Ralph Dillion                         and Director

              By: /s/ JACK FUTTERMAN                   Director                      September 27, 2000
   ---------------------------------------------
                  Jack Futterman

             By: /s/ L.R. JALENAK, JR.                 Director                      September 27, 2000
   ---------------------------------------------
                 L.R. Jalenak, Jr.

             By: /s/ HOWARD LEVKOWITZ                  Director                      September 27, 2000
   ---------------------------------------------
                 Howard Levkowitz

              By: /s/ DUAYNE WEINGER                   Director                      September 27, 2000
   ---------------------------------------------
                  Duayne Weinger

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Party City Corporation
Rockaway, New Jersey

     We have audited the accompanying consolidated balance sheets of Party City Corporation and subsidiary as of December 31, 1997 and 1998, and July 3, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996, 1997, 1998, and the six months ended July 3, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Party City Corporation and subsidiary as of December 31, 1997 and 1998, and July 3, 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, 1997, 1998, and for the six months ended July 3, 1999 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

PARSIPPANY, NEW JERSEY
SEPTEMBER 27, 2000

                     PARTY CITY CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                               1997            1998      JULY 3, 1999
                                                         -----------------   --------    ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents............................       $ 3,235        $  6,892      $ 11,470
  Merchandise inventory................................        39,041          56,590        47,016
  Refundable income taxes..............................            --              --         6,848
  Advance merchandise payments.........................            --              --         9,439
  Other current assets.................................         7,840           9,817        16,600
                                                              -------        --------      --------
          Total current assets.........................        50,116          73,299        91,373
Property and equipment, net............................        24,199          49,704        50,557
Goodwill, net..........................................        14,130          19,189        18,483
Other assets...........................................         1,170           1,840           906
                                                              -------        --------      --------
          Total assets.................................       $89,615        $144,032      $161,319
                                                              =======        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................       $24,927        $ 31,846      $ 48,386
  Accrued expenses.....................................         6,994           8,873        10,145
  Advances under credit agreement......................            --          46,800        58,550
  Income taxes payable.................................         3,080              --            --
  Other current liabilities............................         1,184             819           986
                                                              -------        --------      --------
          Total current liabilities....................        36,185          88,338       118,067
Long-term liabilities:
  Revolving credit agreement...........................         3,150              --            --
  Deferred rent........................................         2,987           5,446         6,527
  Other long-term liabilities..........................         1,510             880           791

Commitments and contingencies

Stockholders' equity:
  Common stock.........................................           123             125           125
  Additional paid-in capital...........................        32,246          34,042        34,024
  Retained earnings....................................        13,414          15,201         1,785
                                                              -------        --------      --------
          Total stockholders' equity...................        45,783          49,368        35,934
                                                              -------        --------      --------
          Total liabilities and stockholders' equity...       $89,615        $144,032      $161,319
                                                              =======        ========      ========

          See accompanying notes to consolidated financial statements.

                     PARTY CITY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        YEAR ENDED DECEMBER 31,              SIX MONTHS ENDED
                                    -------------------------------    -----------------------------
                                     1996        1997        1998      JUNE 30, 1998    JULY 3, 1999
                                    -------    --------    --------    -------------    ------------
                                                                        (UNAUDITED)
Revenues:
  Net sales.......................  $39,144    $131,028    $282,923       $92,718         $151,349
  Royalty fees....................    8,512      10,224      10,841         4,379            4,907
  Franchise fees..................      935         462         570           175              253
                                    -------    --------    --------       -------         --------
          Total revenues..........   48,591     141,714     294,334        97,272          156,509
Expenses:
  Cost of goods sold and occupancy
     costs........................   25,937      86,372     194,761        65,246          109,858
  Company-owned stores operating
     and selling expense..........   10,116      31,880      73,970        24,111           42,052
  Franchise expense...............    3,729       3,998       4,114         1,803            1,906
  General and administrative
     expense......................    3,160       7,049      15,939         5,615           15,856
                                    -------    --------    --------       -------         --------
          Total expenses..........   42,942     129,299     288,784        96,775          169,672
                                    -------    --------    --------       -------         --------
Income (loss) before interest and
  income taxes....................    5,649      12,415       5,550           497          (13,163)
  Interest expense (income),
     net..........................     (476)       (212)      2,636           873            2,378
                                    -------    --------    --------       -------         --------
Income (loss) before income
  taxes...........................    6,125      12,627       2,914          (376)         (15,541)
  Provision for income taxes
     (benefit)....................    2,369       4,957       1,127          (146)          (2,125)
                                    -------    --------    --------       -------         --------
Net income (loss).................  $ 3,756    $  7,670    $  1,787       $  (230)        $(13,416)
                                    =======    ========    ========       =======         ========
  Basic earnings (loss) per
     share........................  $  0.38    $   0.65    $   0.14       $ (0.02)        $  (1.08)
                                    =======    ========    ========       =======         ========
     Weighted average shares
       outstanding -- basic.......    9,802      11,749      12,411        12,376           12,455
                                    =======    ========    ========       =======         ========
  Diluted earnings (loss) per
     share........................  $  0.38    $   0.64    $   0.14       $ (0.02)        $  (1.08)
                                    =======    ========    ========       =======         ========
     Weighted average shares
       outstanding -- diluted.....    9,996      12,039      12,704        12,376           12,455
                                    =======    ========    ========       =======         ========

          See accompanying notes to consolidated financial statements.

                     PARTY CITY CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                          COMMON STOCK         ADDITIONAL
                                      ---------------------     PAID-IN-     RETAINED
                                        SHARES      AMOUNTS     CAPITAL      EARNINGS     TOTAL
                                      ----------    -------    ----------    --------    --------
Balance at January 1, 1996..........   7,836,000     $ 78       $ 2,515      $  1,988    $  4,581
Sale of common shares...............   2,550,000       25        16,975            --      17,000
Expenses incurred on sale of common
  shares............................          --       --        (1,990)           --      (1,990)
Exercise of stock options...........      55,001        1           174            --         175
Tax effect of non-qualified
  options...........................          --       --            39            --          39
Net income..........................          --       --            --         3,756       3,756
                                      ----------     ----       -------      --------    --------
Balance at December 31, 1996........  10,441,001      104        17,713         5,744      23,561
Sale of common shares...............   1,800,000       18        15,582            --      15,600
Expenses incurred on sale of common
  shares............................          --       --        (1,415)           --      (1,415)
Exercise of stock options...........      59,094        1           266            --         267
Tax effect of non-qualified
  options...........................          --       --           100            --         100
Net income..........................          --       --            --         7,670       7,670
                                      ----------     ----       -------      --------    --------
Balance at December 31, 1997........  12,300,095      123        32,246        13,414      45,783
Exercise of stock options...........     152,274        2           722            --         724
Tax effect of non-qualified
  options...........................          --       --         1,074            --       1,074
Net income..........................          --       --            --         1,787       1,787
                                      ----------     ----       -------      --------    --------
Balance at December 31, 1998........  12,452,369      125        34,042        15,201      49,368
Exercise of stock options...........       3,169       --            33            --          33
Tax effect of non-qualified
  options...........................          --       --           (51)           --         (51)
Net loss............................          --       --            --       (13,416)    (13,416)
                                      ----------     ----       -------      --------    --------
Balance at July 3, 1999.............  12,455,538     $125       $34,024      $  1,785    $ 35,934
                                      ==========     ====       =======      ========    ========

          See accompanying notes to consolidated financial statements.

                     PARTY CITY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                               YEAR ENDED DECEMBER 31,            SIX MONTHS ENDED
                                            -----------------------------   ----------------------------
                                             1996       1997       1998     JUNE 30, 1998   JULY 3, 1999
                                            -------   --------   --------   -------------   ------------
                                                                             (UNAUDITED)
Cash flow from operating activities:
  Net income (loss).......................  $ 3,756   $  7,670   $  1,787     $   (230)       $(13,416)
  Adjustments to reconcile net income
     (loss) to net cash provided by (used
     in) operating activities:
     Depreciation and amortization........      746      2,794      6,598        2,730           5,229
     Impairment provision.................       --         --         --           --             300
     Deferred rent........................      706      1,813      2,459        1,024           1,082
     Provision for doubtful accounts......        6        275        127           --             204
     Loss on disposition of assets........       11         99         --           --             234
     Deferred tax asset...................     (152)      (543)      (933)          (6)         (2,338)
  Changes in assets and liabilities
     Merchandise inventory................   (5,464)   (23,853)   (15,618)     (11,997)         11,897
     Refundable income taxes..............       --         --         --         (230)         (6,848)
     Advance merchandise payments.........       --         --         --           --          (9,439)
     Other current assets.................   (1,170)    (5,197)    (1,201)      (4,575)         (4,047)
     Other assets.........................       (5)      (335)      (639)        (627)            331
     Accounts payable.....................    3,016     19,950      6,919       (2,116)         16,540
     Accrued expenses.....................      755      5,013      1,879       (2,179)            972
     Income taxes payable.................    1,390      1,176     (3,080)      (3,080)             --
     Other current liabilities............      (37)       (11)      (365)        (468)            167
     Other long-term liabilities..........       --        197       (630)          --             (89)
                                            -------   --------   --------     --------        --------
       Net cash provided by (used in)
          operating activities............    3,558      9,048     (2,697)     (21,754)            779
  Cash flow from investment activities:
     Purchases of property and
       equipment..........................   (4,872)   (18,272)   (30,638)     (10,598)         (5.970)
     Stores acquired......................       --    (21,653)    (8,456)      (2,234)         (1,963)
                                            -------   --------   --------     --------        --------
       Net cash used in investing
          activities......................   (4,872)   (39,925)   (39,094)     (12,832)         (7,933)
  Cash flow from financing activities:
     Net proceeds from sale of stock......   15,010     14,185         --           --
     Proceeds from exercise of stock
       options............................      174        267        724          549              33
     Tax effect of non-qualified stock
       options............................       39        100      1,074           --             (51)
     Net proceeds from Credit Agreement...      (72)     4,610     43,650       35,891          11,750
                                            -------   --------   --------     --------        --------
  Net cash provided by financing
     activities...........................   15,151     19,162     45,448       36,440          11,732
                                            -------   --------   --------     --------        --------
  Net increase (decrease) in cash and cash
     equivalents..........................   13,837    (11,715)     3,657        1,854           4,578
  Cash and cash equivalents, beginning of
     period...............................    1,113     14,950      3,235        3,235           6,892
                                            -------   --------   --------     --------        --------
  Cash and cash equivalents, end of
     period...............................  $14,950   $  3,235   $  6,892     $  5,089        $ 11,470
                                            =======   ========   ========     ========        ========
  Supplemental disclosure of cash flow
     information:
     Income taxes paid....................  $ 1,148   $  4,219   $  3,433     $  3,207        $  2,469
     Interest paid........................       41        294      2,402          469           2,781

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

     The Company was delayed in issuing its audited financial statements for the year ended December 31, 1998 and was unable to timely file its 1998 Annual Report on Form 10-K ("1998 Form 10-K") with the Securities and Exchange Commission ("SEC") primarily because of difficulties associated with taking the year-end physical inventories and the related reconciliation process. The Company took a complete physical inventory as of July 3, 1999 and completed the related reconciliation process necessary to prepare consolidated financial statements for the year ended December 31, 1998. In September 2000 the Company filed its 1998 Form 10-K. As a result of the failure to file the Form 10-K by March 31, 1999, the Company was in default of Nasdaq's continued listing requirements. Trading in the Company's common stock was halted on May 6, 1999, and the Company was delisted on July 20, 1999.

     Effective July 3, 1999, the Company changed its fiscal year end for financial reporting from December 31 to the Saturday nearest to June 30. The Company continues to use December 31 as its tax year end. The change to a 52-53 week calendar was made to facilitate comparable store sales computations. The term "Fiscal Year" refers to the 52-53 weeks ending the Saturday nearest June 30, unless otherwise noted. Consolidated financial statements of the Company for the transition period from July 1, 1999 to July 3, 1999, are included in this Transition Report on Form 10-K.

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

  Allowance for Doubtful Accounts

     The allowance for doubtful accounts on receivables from franchisees at December 31, 1997 and 1998, and July 3, 1999 was $48,000, $166,000 and $379,000
respectively.

  Merchandise Inventory

     The Company values its inventory at the lower of average cost (which approximates FIFO) or market. Provision for slow moving inventory is charged to operations in the period in which such estimates are determined by management.

                     PARTY CITY CORPORATION AND SUBSIDIARY

  Advance Merchandise Payments

     In order to continue shipments of merchandise from suppliers while the Company was in arrears on its trade payables, merchandise purchases was being made primarily on a cash-in-advance basis as an on-account payment and classified in current assets. As merchandise inventory attributable to these on-account payments was received in the stores, an adjustment was made in the Company's accounting records to reflect the purchase in merchandise inventory and reduce the advance merchandise payments account. At July 3, 1999, the Company had approximately $9.4 million in advance merchandise payments.

  Advertising Fund

     Pursuant to its franchise agreements, the Company collects 1% of the net sales of its franchise stores for contribution into the Advertising Fund (the "Ad Fund"). These amounts are restricted in their use for advertising on behalf of the franchisees. Receipts and disbursements are not recorded as income or expense since the Company does not have full discretion over the use of the funds. The Company also contributes 1% of net sales of its owned stores into the Ad Fund. To cover the expenses of fund administration, the Company charges the Ad Fund a management fee equal to 5% of the funds contributed by franchisees. For the years ended December 31, 1996, 1997, 1998, and the six month periods ended June 30, 1998 (unaudited) and July 3, 1999, Ad Fund management fees of $134,000, $210,000, $278,000, $101,000, and $139,000, respectively, were collected by the Company and credited to general and administrative expense.

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

  Impairment of Long-lived Assets and Intangibles

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In evaluating the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and reduces their carrying value by the excess, if any, of the result of such calculation, see Note 6. Management believes at this time that the carrying value and useful life of goodwill and fixed assets continue to be appropriate.

  Intangibles

     Trademarks, which are included in other assets, consist primarily of capitalized legal costs and are being amortized using the straight-line method over the estimated useful lives of the assets. The excess of purchase price over the fair value of the net assets acquired in connection with the purchase of stores ("goodwill") is being amortized on a straight-line basis over 15 years. At December 31, 1997 and 1998, and July 3, 1999 the cost of goodwill was $14.6 million, $20.8 million and $20.8, respectively.

                     PARTY CITY CORPORATION AND SUBSIDIARY

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

  Stock Options

     As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans. The Company will continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has complied with the disclosure requirements of SFAS No. 123.

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

                                                                NUMBER OF STORES
                                                      ------------------------------------
                                                          YEAR ENDED
                                                         DECEMBER 31,        SIX MONTHS
                                                      ------------------        ENDED
                                                      1996   1997   1998   TO JULY 3, 1999
                                                      ----   ----   ----   ---------------
Franchise stores in operation at beginning of the
  period............................................  132    164    158          167
Franchise stores opened.............................   32     19     19           11
Franchise stores acquired...........................   --    (24)    (9)          --
Stores sold by the Company..........................   --     --     --            1
Franchise stores closed.............................   --     (1)    (1)          (1)
                                                      ---    ---    ---          ---
Franchise stores in operation at the end of the
  period............................................  164    158    167          178
                                                      ===    ===    ===          ===

  Store Opening and Closing Costs

     New store opening costs are expensed as incurred. In the event a store is closed before its lease expires, the estimated lease obligation, less any sublease rental income, is provided in the period of closing.

  Advertising Costs

     The costs associated with store advertising are expensed in the period in which the related promotion and sales occur. Advertising expense was approximately $2.3 million, $7.0 million, $16.0 million, $4.3 million and $7.4 million for the years ended December 31, 1996, 1997, 1998, and the six month periods ended June 30, 1998 (unaudited) and July 3, 1999, respectively.

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

     Effective January 1, 1998, the Company adopted AICPA Statement of Position 98-1 (the "SOP"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires the Company to capitalize certain software development costs. Generally, once the capitalization criteria of the SOP have been met, external direct costs of materials and services used in development of internal-use software, payroll and payroll-related costs for employees directly involved in the development of internal-use software and interest costs incurred when developing software for internal use are to be capitalized. The adoption of the SOP had no impact on the consolidated financial statements because the SOP requires the change to be implemented prospectively.

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

                     PARTY CITY CORPORATION AND SUBSIDIARY

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

     In November 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition." This bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or service has been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized, and therefore believes that the issuance of this bulletin does not have a material impact on its financial statements.

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

  Concentration

     The Company had three suppliers who in the aggregate constituted approximately 31% and 22% of the Company's purchases for the year ended December 31, 1998 and the six months ended July 3, 1999, respectively. The loss of any of these suppliers would adversely affect the Company's operations.

  Reclassifications

     Certain reclassifications have been made to the consolidated financial statements in prior periods to conform to the current period presentation.

2.  ACQUISITIONS

  1997 Acquisitions

     On February 28, 1997, the Company acquired six franchise stores. Four of the stores acquired were owned by Steven Mandell, then the Company's Chairman and President through May 1999, a member of the Board of Directors until September 17, 1999 and a significant stockholder of the Company. Such stores were acquired for an aggregate purchase price of $5.2 million. The remaining two stores were owned by Perry Kaplan, a former executive officer and Director of the Company. Such stores were acquired for an aggregate

                     PARTY CITY CORPORATION AND SUBSIDIARY
purchase price of $1.3 million. On August 1, 1997, the Company acquired three franchise stores; two stores in the Southern California market and one store in Staten Island, New York. Through these transactions, the Company acquired certain development rights to the Southern California and Staten Island, New York markets. The aggregate purchase price of these transactions was approximately $3.3 million. On August 27, 1997 the Company acquired two franchise stores in the Chicago market and on September 12, 1997 the Company acquired two franchise stores in Virginia. The aggregate purchase price of these transactions was approximately $3.9 million. On September 2, 1997, the Company acquired 11 franchise stores in the Dallas/Fort Worth market. The purchase price of this transaction was approximately $8.2 million. Additionally, the acquisition agreement provides that the Company acquired the rights for any future development in the Dallas/Fort Worth market.

  1998 Acquisitions

     On March 27, 1998, the Company acquired one franchise store in the Miami, Florida market. The purchase price of this transaction was approximately $0.3 million. On June 28, 1998, the Company acquired three franchise stores in the Memphis, Tennessee market. The purchase price of this transaction was approximately $1.9 million. As discussed in Note 19, in order to meet cash flow requirements, the Company sold the three Memphis stores to a franchisee in August 1999. On August 31, 1998, the Company acquired four franchise stores in the Chicago market from Duayne Weinger, a director of the Company. The purchase price of this transaction was $3.9 million. On September 23, 1998, the Company acquired one franchise store in the Houston market. The purchase price of this store was approximately $0.5 million.

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

                     PARTY CITY CORPORATION AND SUBSIDIARY

3.  OTHER CURRENT ASSETS

     Other current assets consist of the following (in thousands):

                                                            DECEMBER 31,
                                                          ----------------    JULY 3,
                                                           1997      1998      1999
                                                          ------    ------    -------
Restricted cash from advertising fund...................  $  290    $   90    $    68
Receivables from franchisees:
  Royalty fees..........................................   1,069     1,201      1,124
  Other.................................................     386       795        977
Deferred income taxes...................................     382     1,284      4,225
Prepaid expenses and other current assets...............   5,713     6,447     10,206
                                                          ------    ------    -------
                                                          $7,840    $9,817    $16,600
                                                          ======    ======    =======

4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                          DECEMBER 31,
                                                       ------------------    JULY 3,
                                                        1997       1998        1999
                                                       -------    -------    --------
Equipment............................................  $ 9,041    $22,142    $ 24,570
Furniture............................................   10,974     21,894      23,318
Leasehold improvements...............................    7,550     14,543      16,112
Automobiles..........................................      118        102         102
                                                       -------    -------    --------
                                                        27,683     58,681      64,102
Less: accumulated depreciation and amortization......   (3,484)    (8,977)    (13,545)
                                                       -------    -------    --------
                                                       $24,199    $49,704    $ 50,557
                                                       =======    =======    ========

5.  OTHER ASSETS

     Other assets consist of the following (in thousands):

                                                              DECEMBER 31,
                                                            ----------------    JULY 3,
                                                             1997      1998      1999
                                                            ------    ------    -------
Deferred income taxes.....................................  $  572    $  603     $ --
Other.....................................................     598     1,237      906
                                                            ------    ------     ----
                                                            $1,170    $1,840     $906
                                                            ======    ======     ====

6.  IMPAIRMENT OF LONG-LIVED ASSETS

     For the six months ended July 3, 1999, the Company recorded an impairment charge of $300,000 relating to goodwill and fixed assets for five stores. These stores have not achieved expected sales and earnings. The Company determined that each store's projected cash flow could not support future amortization of the remaining goodwill and fixed assets and an impairment charge was warranted. The amount of impairment was measured on the basis of projected discounted cash flows using a discount rate indicative of the Company's average cost of funds. The Company will continually assess the recoverability of goodwill and fixed asset balances of all long-lived assets and intangibles. The impairment charge is applicable to the Company's retail segment and is included in general and administrative expense in the consolidated statement of operations. No impairment charge was incurred in the years ended December 31, 1996, 1997 and 1998.

                     PARTY CITY CORPORATION AND SUBSIDIARY

7.  ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                            DECEMBER 31,
                                                          ----------------    JULY 3,
                                                           1997      1998      1999
                                                          ------    ------    -------
Accrued compensation....................................  $2,228    $1,761    $ 3,037
Sales and use taxes.....................................   1,709     2,204      1,741
Other...................................................   3,057     4,908      5,367
                                                          ------    ------    -------
                                                          $6,994    $8,873    $10,145
                                                          ======    ======    =======

8.  FINANCING AGREEMENTS

     On April 24, 1998, the Company refinanced and replaced its then existing $20 million loan facility with a $60 million secured revolving line of credit agreement with a group of banks maturing April 24, 2001 (as amended, the "Credit Agreement"). Advances under the Credit Agreement originally bore interest, at the Company's option, at the agent bank's base rate (the higher of the bank's prime rate or the federal funds rate plus 1/2% per annum) or LIBOR plus an applicable margin. The Company's failure to issue its consolidated financial statements on a timely basis is a default under the Credit Agreement. In addition to this default, the Company did not meet certain of its financial covenants, including those relating to minimum levels of profitability, net worth, liquidity, fixed charge coverage and others. Consequently, the Company's debt was subject to acceleration and was classified as a current liability in the consolidated balance sheet at July 3, 1999. The Credit Agreement was secured by all the assets of the Company. Additionally, the Credit Agreement restricted the payment of dividends. See additional discussion in Note 19 to the consolidated financial statements.

9.  EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

                                                 YEAR ENDED              SIX MONTHS ENDED
                                                DECEMBER 31,          ----------------------
                                         --------------------------    JUNE 30,     JULY 3,
                                          1996     1997      1998        1998         1999
                                         ------   -------   -------   -----------   --------
                                                                      (UNAUDITED)
Net income (loss)......................  $3,756   $ 7,670   $ 1,787   $     (230)   $(13,416)
Average shares outstanding.............   9,802    11,749    12,411       12,376      12,455
Earnings (loss) per share -- basic.....  $ 0.38   $  0.65   $  0.14   $    (0.02)   $  (1.08)
Dilutive effect of stock options.......     194       290       293           (a)         (a)
Average common and common equivalent
  shares outstanding...................   9,996    12,039    12,704       12,376      12,455
Earnings (loss) per share -- diluted...  $ 0.38   $  0.64   $  0.14   $    (0.02)   $  (1.08)

---------------
(a) In periods with losses, options were excluded from the computation of diluted earnings per share because they would be antidilutive.

    Options to purchase, 119,250, 134,000, 973,976 and 1,026,826 common shares at prices ranging from $3.84 to $34.44 per share were outstanding at December 31, 1996 and July 3, 1999, respectively, but were not included in the computation of dilutive earnings per share because to do so would have been anti-dilutive for the periods presented.

                     PARTY CITY CORPORATION AND SUBSIDIARY

10.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS

     The Company has 25,000,000 shares authorized of its $.01 par value common stock. Shares issued and outstanding were 12,300,095, 12,452,369 and 12,455,538 at December 31, 1997 and 1998 and July 3, 1999, respectively.

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

                     PARTY CITY CORPORATION AND SUBSIDIARY

     The following tables summarize information about stock option transactions for the 1994 Plan:

                                                                                WEIGHTED
                                                                            AVERAGE EXERCISE
                                                        NUMBER OF SHARES         PRICE
                                                        ----------------    ----------------
Balance at January 1, 1996............................       255,000             $ 2.69
Granted...............................................       422,250               9.59
Exercised.............................................       (54,999)              3.18
Canceled..............................................       (88,001)              6.00
                                                           ---------
Balance at December 31, 1996..........................       534,250               7.54
Granted...............................................       583,625              12.66
Exercised.............................................       (56,600)              4.62
Canceled..............................................       (64,250)             10.59
                                                           ---------
Balance at December 31, 1997..........................       997,025              10.51
Granted...............................................       453,000              19.73
Exercised.............................................      (152,274)              4.75
Canceled..............................................      (203,000)             20.37
                                                           ---------
Balance at December 31, 1998..........................     1,094,751              13.30
Granted...............................................        74,500               5.38
Exercised.............................................        (3,175)             10.41
Canceled..............................................      (139,250)             15.25
                                                           ---------             ------
Balance at July 3, 1999...............................     1,026,826              12.47
                                                           =========
Options Exercisable at:
December 31, 1996.....................................       142,500
December 31, 1997.....................................       244,650
December 31, 1998.....................................       352,251
July 3, 1999..........................................       448,701

                                           OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                ------------------------------------------      ---------------------------
                                                    WEIGHTED
                                                     AVERAGE      WEIGHTED                         WEIGHTED
                                    NUMBER          REMAINING     AVERAGE           NUMBER         AVERAGE
                                  OUTSTANDING      CONTRACTUAL    EXERCISE        EXERCISABLE      EXERCISE
RANGE OF EXERCISE PRICES        AT JULY 3, 1999       LIFE         PRICE        AT JULY 3, 1999     PRICE
------------------------        ---------------    -----------    --------      ---------------    --------
$3.84 to $9.50                       183,650          8.31         $ 6.28            89,150         $ 7.00
$9.68 to $10.00                      212,750          7.53          10.00           124,500          10.00
$10.17 to $11.00                     228,076          7.92          10.60           129,201          10.37
$11.56 to $16.00                     225,600          8.38          13.64            69,850          13.99
$16.33 to $34.44                     176,750          8.62          22.78            36,000          22.21
-----------------------------------------------------------------------------------------------------------
$3.84 to $34.44                    1,026,826          8.13         $12.47           448,701         $11.11

     The Company measures compensation cost under APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized in connection with the 1999 and 1994 Plan in the accompanying consolidated financial statements. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the fair value of each option grant is estimated on the date of

                     PARTY CITY CORPORATION AND SUBSIDIARY
grant using the Black-Scholes option-pricing model using the following assumptions for grants in the respective periods:

                                 YEAR ENDED DECEMBER 31,                SIX MONTHS ENDED
                           -----------------------------------    -----------------------------
                             1996         1997         1998       JUNE 30, 1998    JULY 3, 1999
                           ---------    ---------    ---------    -------------    ------------
Expected volatility......     35%          40%         100%          100%             120%
Expected lives...........  6.0 years    4.3 years    5.0 years     5.0 years       5.0 years
Risk-free interest
  rate...................    6.50%        5.7%         5.2%          5.2%             5.5%
Expected dividend
  yield..................     0%           0%           0%            0%               0%

     Set forth below are the Company's net income (loss) and earnings (loss) per share presented "as reported" and pro forma as if compensation cost were recognized in accordance with the provisions of SFAS No. 123 (in thousands, except per share data):

                                         YEAR ENDED DECEMBER 31,          SIX MONTHS ENDED
                                         ------------------------   ----------------------------
                                          1996     1997     1998    JUNE 30, 1998   JULY 3, 1999
                                         ------   ------   ------   -------------   ------------
                                                                     (UNAUDITED)
Net income (loss):
  As reported..........................  $3,756   $7,670   $1,787      $ (230)        $(13,416)
  Pro-forma............................   3,345    6,944      174        (963)         (14,252)
Basic earnings (loss) per share:
  As reported..........................  $ 0.38   $ 0.65   $ 0.14      $(0.02)        $  (1.08)
  Pro-forma............................    0.34     0.59     0.01       (0.08)           (1.14)
Diluted earnings (loss) per share:
  As reported..........................  $ 0.38   $ 0.64   $ 0.14      $(0.02)        $  (1.08)
  Pro-forma............................    0.33     0.58   $ 0.01       (0.08)           (1.14)

11.  INCOME TAXES

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                         YEAR ENDED DECEMBER 31,          SIX MONTHS ENDED
                                         ------------------------   ----------------------------
                                          1996     1997     1998    JUNE 30, 1998   JULY 3, 1999
                                         ------   ------   ------   -------------   ------------
                                                                     (UNAUDITED)
Current:
  Federal..............................  $1,963   $4,519   $1,721      $  (127)       $   310
  State................................     558      981      339          (13)           (97)
                                         ------   ------   ------      -------        -------
                                          2,521    5,500    2,060         (140)           213
Deferred:
  Federal..............................    (128)    (464)    (796)          (6)        (2,642)
  State................................     (24)     (79)    (137)           -            304
                                         ------   ------   ------      -------        -------
                                           (152)    (543)    (933)          (6)        (2,338)
                                         ------   ------   ------      -------        -------
                                         $2,369   $4,957   $1,127      $  (146)       $(2,125)
                                         ======   ======   ======      =======        =======

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

     Significant components of the net deferred tax asset at December 31, 1997 and 1998 and July 3, 1999 are as follows (in thousands):

                                                          DECEMBER 31,
                                                        -----------------
                                                         1997      1998      JULY 3, 1999
                                                        -------   -------    ------------
Current:
  Inventory...........................................  $   274   $ 1,030       $1,218
  Vacation pay accrual................................       94       158          183
  Reserves not currently deductible...................        -         -          401
  Amortization of goodwill............................        -         -          220
  Part year federal net operating loss................        -         -        4,225
  Deferred state taxes................................        -         -          184
  Valuation allowance.................................        -         -       (2,206)
  Other...............................................       14        96            -
                                                        -------   -------       ------
     Net current deferred tax asset...................  $   382   $ 1,284       $4,225
                                                        =======   =======       ======
Non-current:
  Deferred rent.......................................  $ 1,259   $ 2,261       $2,525
  Start-up costs......................................       20      (381)        (404)
  Property and equipment..............................     (672)   (1,798)      (2,187)
  Deferred state taxes................................      (35)       84         (184)
  Part year federal and state net operating loss......       --        --        1,640
  AMT credit..........................................       --       437          347
  Valuation allowance.................................       --        --       (1,737)
                                                        -------   -------       ------
     Non-current deferred tax asset...................  $   572   $   603       $   --
                                                        =======   =======       ======

     The following table reconciles the statutory Federal income tax rate with the effective rate of the Company for the periods ended:

                                                DECEMBER 31,             SIX MONTHS ENDED
                                             ------------------    ----------------------------
                                             1996   1997   1998    JUNE 30, 1998   JULY 3, 1999
                                             ----   ----   ----    -------------   ------------
                                                                    (UNAUDITED)
Federal statutory rate/(benefit)...........  34.0%  35.0%  34.0%       (34.0%)        (34.0%)
State income taxes net of federal
  benefit..................................   5.6    4.7    5.4         (3.6)          (3.6)
Valuation allowance........................    --     --     --           --           25.4
Other......................................  (0.9)  (0.4)  (0.7)        (1.2)           1.5
                                             ----   ----   ----        -----          -----
Effective tax rate/(benefit)...............  38.7%  39.3%  38.7%       (38.8%)        (13.7%)
                                             ====   ====   ====        =====          =====

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

     For the years ended December 31, 1996, 1997 and 1998, and the six months ended June 30, 1998 (unaudited) and July 3, 1999, $45,000, $65,000, $121,000,
$50,000 and $107,000, respectively were expensed under the 401(k) Plan.

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

     Royalty fees of $208,000, $24,000, $58,000, $23,000 and $26,000 relating to the above are included in the accompanying consolidated financial statements for the years ended December 31, 1996, 1997 and 1998 and the six months ended June 30, 1998 (unaudited) and July 3, 1999, respectively.

     The Company provided bookkeeping and office services for certain of these related parties. The Company charged such parties approximately $94,000, $14,000 and $15,000 for the years ended December 31, 1996, 1997, and 1998, respectively. As of July 3, 1999, all such services were terminated. Personnel and office costs allocated to the affiliate were based the percentage of time individuals devoted to services for the affiliate stores and square footage occupied.

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

14.  LEASE COMMITMENTS

  Leases

     The Company leases real estate in connection with the operation of corporate retail stores as well as its corporate office. The store leases are for properties ranging in size from 6,750 to 15,900 square feet. The terms range from five years to twenty years, and expire by 2016. The leases contain escalation clauses, renewal options from five years to ten years and obligations for reimbursement of common area maintenance and real estate taxes. Certain leases contain contingent rent based upon specified sales volume. For the years ended December 31, 1996, 1997 and 1998, and the six months ended June 30, 1998 (unaudited) and July 3, 1999, no such contingent rent was paid.

                     PARTY CITY CORPORATION AND SUBSIDIARY

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

     Future minimum lease payments under outstanding leases at July 3, 1999, are as follows (in thousands):

                                                                               OPERATING
                                                              CAPITAL LEASE     LEASES
                                                              -------------    ---------
Fiscal year ending:
2000........................................................     $  366        $ 33,611
2001........................................................        366          33,741
2002........................................................        366          33,929
2003........................................................         --          33,938
2004........................................................         --          34,071
Thereafter..................................................         --         130,603
                                                                 ------        --------
Total minimum lease payments................................      1,096        $299,893
                                                                               ========
Less amount representing interest...........................        (61)
                                                                 ------
Present value of net minimum lease payments.................      1,037
Less current maturities, included in other liabilities......        319
                                                                 ------
Long-term obligation........................................     $  718
                                                                 ======

     Rent expense for all operating leases was $3.8 million, $12.0 million, $27.3 million, $11.1 million, and $19.3 million, for the years ended December 31, 1996, 1997 and 1998, and the six months ended June 30, 1998 (unaudited) and July 3, 1999, respectively. The Company is obligated for guarantees, subleases or assigned lease obligations for eight of its franchisees through 2011. The aggregate future minimum payments under these leases are approximately $14.2 million.

15.  COMMITMENTS AND CONTINGENCIES

  Securities Litigation

     The Company has been named as a defendant in the following twelve class action complaints: (1) Weber v. Party City Corp., Steven Mandell, and David Lauber, Civ. Action No. 99-CV-1252; (2) Opus GT Partners LP v. Party City Corp. and Steven Mandell, Civ. Action No. 99-CV-1327; (3) Klein and Shiffrin v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1325; (4) Flynn v. Party City Corp., David Lauber and Steven Mandell, Civ. Action No. 99-CV-1328; (5) Catanzarite v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1317; (6) Tabbert v. Party City Corp. and Steven Mandell, Civ. Action No. 99-CV-1353; (7) Maietta v. Steven Mandell and Party City Corp., Civ. Action No. 99-CV-1386; (8) Barry v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1453; (9) Kurzweil v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1396; (10) Hormel
v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-1689; (11) Sacher v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-2238; and (12) Gross v. Party City Corp., Steven Mandell and David Lauber, Civ. Action No. 99-CV-2355. The Company's former Chief Executive Officer and former Chief Financial Officer and Executive Vice President of Operations have also been named as defendants. The complaints have all been

                     PARTY CITY CORPORATION AND SUBSIDIARY
filed in the United States District Court for the District of New Jersey. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 1998 and March 19, 1999. In October 1999, plaintiffs filed an amended class action complaint and in February 2000, plaintiffs filed a second amended complaint.



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

                     PARTY CITY CORPORATION AND SUBSIDIARY

     In addition to the foregoing, the Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company is aware of no other material existing or threatened litigation to which it is or may be a party.

  Employment Agreements

     The Company has entered into employment agreements with Jack Futterman, then its chief executive officer and the chief financial officer, each for a period of three years. Such agreements expire May and June 2002, respectively. Under the agreements, the executives are entitled to specified salaries over the contract periods and guaranteed bonuses for fiscal year 2000. Future bonuses are provided contingent upon certain Company and individual performance criteria devised by the Company for each period. Severance payments are due in the event the executives are terminated by the Company. The Company's minimum commitment under these agreements is approximately $3.0 million.

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

                     PARTY CITY CORPORATION AND SUBSIDIARY

     The following table contains key financial information of the Company's business segments (in thousands):

                                                                         SIX MONTHS ENDED
                                         YEAR ENDED DECEMBER 31,      ----------------------
                                      -----------------------------    JUNE 30,     JULY 3,
                                       1996       1997       1998        1998         1999
                                      -------   --------   --------   -----------   --------
                                                                      (UNAUDITED)
RETAIL:
Net revenue.........................  $39,144   $131,028   $282,923    $ 92,718     $151,349
Operating earnings (loss)...........    3,091     12,776     14,192       3,361         (561)
Identifiable assets.................   32,441     84,939    133,435     112,727      150,232
Depreciation/amortization...........      563      2,433      5,721       2,368        3,771
Capital expenditures................    4,356     37,200     32,845      10,924        6,623
FRANCHISING:
Net revenue.........................  $ 9,447   $ 10,686   $ 11,411    $  4,554     $  5,160
Operating earnings..................    5,718      6,688      7,297       2,751        3,254
Identifiable assets.................    1,193      1,455      1,996       1,674        2,101
Depreciation/amortization...........       --         --         --          --           --
Capital expenditures................       --         --         --          --           --
CORPORATE/OTHER:
Net revenue.........................  $    --   $     --   $     --    $     --     $     --
Operating expense...................   (3,160)    (7,049)   (15,939)     (5,615)     (15,856)
Identifiable assets.................      969      3,221      8,601       4,767        8,986
Depreciation/amortization...........      183        361        877         362        1,458
Capital expenditures................      516      2,725      6,249       1,908        1,310
CONSOLIDATED TOTALS:
Net revenue.........................  $48,591   $141,714   $294,334    $ 97,272     $156,509
Operating earnings (loss)...........    5,649     12,415      5,550         497      (13,163)
Interest expense (income), net......     (476)      (212)     2,636         874        2,378
                                      -------   --------   --------    --------     --------
Income (loss) before income taxes
  (benefit).........................    6,125     12,627      2,914        (376)     (15,541)
Income taxes (benefit)..............    2,369      4,957      1,127        (146)      (2,125)
                                      -------   --------   --------    --------     --------
Net income (loss)...................  $ 3,756   $  7,670   $  1,787    $   (230)    $(13,416)
                                      =======   ========   ========    ========     ========
Identifiable assets.................  $34,603   $ 89,615   $144,032    $119,168     $161,319
Depreciation/amortization...........      746      2,794      6,598       2,730        5,229
Capital expenditures................    4,872     39,925     39,094      12,832        7,933

17.  SPECIAL CHARGES AND GENERAL AND ADMINISTRATIVE EXPENSE

     As a result of the liquidity issues the Company faced in 1999, the Company incurred substantial expenses which management believes to be nonrecurring in nature.

     April 1999, the Company engaged the services of a crisis management firm, and several law firms, accounting firms and consultants to assist Company management with such tasks as: (1) preparing required projections, (2) contacting additional financing sources, (3) negotiating with and monitoring efforts by a vendor steering committee, (4) negotiating with representatives of the bank group, and (5) other nonrecurring consulting services. Included in general and administrative expense is approximately $5.9 million for these services incurred between March 1999 and July 3, 1999.

     Company management believes these costs to be unusual both in scope of services and magnitude and has incurred similar expenses to further resolve its financing issues. Such expenses will be recognized as the related services are performed.

                     PARTY CITY CORPORATION AND SUBSIDIARY

18.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   QUARTER ENDED
                                                 -------------------------------------------------
                                                 MARCH 31   JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                 --------   --------   -------------   -----------
1996
Total revenues.................................  $  5,981   $  8,286     $  9,908       $ 24,416
Cost of goods sold and occupancy costs.........     3,334      4,363        5,340         12,900
Net income (loss)..............................      (167)       499          346          3,078
Basic earnings (loss) per share................     (0.02)      0.05         0.03           0.30
Diluted earnings (loss) per share..............     (0.02)      0.05         0.03           0.29

1997
Total revenues.................................  $ 14,612   $ 22,455     $ 28,016       $ 76,631
Cost of goods sold and occupancy costs.........     9,383     13,756       18,152         45,081
Net income (loss)..............................      (288)       897         (244)         7,305
Basic earnings (loss) per share................      (.03)       .07         (.02)          0.59
Diluted earnings (loss) per share..............      (.03)       .07         (.02)          0.57

1998
Total revenues.................................  $ 40,714   $ 56,558     $ 58,374       $138,688
Cost of goods sold and occupancy costs.........    28,548     36,698       39,512         90,003
Net income (loss)..............................    (1,271)     1,041       (2,161)         4,178
Basis earnings (loss) per share................     (0.10)      0.08        (0.17)          0.34
Diluted earnings (loss) per share..............     (0.10)      0.08        (0.17)          0.33

                                                    QUARTER ENDED
                                                 -------------------
                                                 MARCH 31    JULY 3
                                                 --------   --------
1999
Total revenues.................................  $ 72,722   $ 83,787
Cost of goods sold and occupancy costs.........    51,479     58,379
Net income (loss)..............................    (5,406)    (8,010)
Basic earnings (loss) per share................     (0.43)     (0.64)
Diluted earnings (loss) per share..............     (0.43)     (0.64)

19.  SUBSEQUENT EVENTS

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

     On August 17, 1999, the Company received $30 million in financing from the Investors. The Investors purchased senior secured notes and warrants pursuant to separate securities purchase agreements (the "Securities Purchase Agreements") each dated as of August 16, 1999. Under these Securities Purchase Agreements, the Company issued (i) $10 million of its 12.5% Secured Notes due 2003 (the "A Notes"); (ii) $5 million of its 13.0% Secured Notes due 2003 (the "B Notes");
(iii) $5 million of its 13.0% Secured Notes due 2002 (the "C Notes"); (iv) $10 million of its 14.0% Secured Notes due 2004 (the "D Notes", and

                     PARTY CITY CORPORATION AND SUBSIDIARY
together with the A Notes, the B Notes and the C Notes, the "Notes"); and (v) warrants (the "Warrants") to purchase 6,880,000 shares of the Company's common stock at an initial exercise price of $3.00 per share. The Warrants were valued at $1,965,000 based on management's estimate using certain fair value methodologies and represent an original issue discount to the C Notes and D Notes. Up to $15 million of the Notes is secured by a first lien that is pari pasu with the liens under the Credit Agreement. The Notes are secured by a junior lien on all of the Company's assets. The Company issued the Warrants in connection with the sale of the C Notes and the D Notes. The Warrants may be exercised before the close of business on August 16, 2006. The shares of Common Stock reserved for issuance under the Warrants represent approximately 35% of the shares of Common Stock outstanding after giving effect to the exercise of the Warrants.

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

     In order to meet the cash flow requirements of the Halloween seasonal purchase of inventory and to meet the requirements of the Bank Forbearance Agreement, the Company identified stores for sale to existing franchisees to generate working capital. Eighteen stores with a net book value of approximately $9.8 million were sold to franchisees. In order to facilitate the sale of these stores, royalty fees were negotiated at lower than normal rates for specific periods. The total proceeds from the sales of these stores was approximately $9.9 million. The net proceeds from the sale of stores was required under the Bank Forbearance Agreement to be used to pay down the outstanding borrowings under the Credit Agreement.

     On January 14, 2000, the Company replaced the Credit Agreement with a new Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation ("Congress"), as lender. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company's option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was

                     PARTY CITY CORPORATION AND SUBSIDIARY
initially 2.75% per annum (subject to possible reduction to an interest rate as low as 2.25% from and after June 30, 2001, based on the Company's pre-tax income and excess availability) or (ii) at the rate of 3/4% per annum above the prime rate. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company. At September 15, 2000, there was $15.8 million outstanding and $24.2 million was available for borrowing under this revolving credit facility.

     The Company's unaudited pro forma consolidated balance sheet as of July 3, 1999, after giving effect to the August 16 and August 17, 1999 transactions described above, is as follows (in thousands):

                                                    JULY 3,      PRO FORMA      PRO FORMA
                                                      1999      ADJUSTMENTS    JULY 3, 1999
                                                    --------    -----------    ------------
                                                                (UNAUDITED)    (UNAUDITED)
                      ASSETS
Cash and cash equivalents.........................  $ 11,470     $ 25,550        $ 37,020
Merchandise inventory.............................    47,016           --          47,016
Other current assets..............................    32,887           --          32,887
                                                    --------     --------        --------
  Total current assets............................    91,373       25,550         116,923
Property and equipment............................    50,557           --          50,557
Goodwill, net.....................................    18,483           --          18,483
Other assets......................................       906          450           1,356
                                                    --------     --------        --------
          Total Assets............................  $161,319     $ 26,000        $187,319
                                                    ========     ========        ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable................................  $ 48,386     $(12,133)       $ 36,253
  Trade Notes.....................................        --       12,133          12,133
  Accrued expenses................................    10,145           --          10,145
  Credit Agreement................................    58,550       (4,000)         54,550
  Other current liabilities.......................       986           --             986
                                                    --------     --------        --------
          Total current liabilities...............   118,067       (4,000)        114,067
Long-term Liabilities:
  Senior Secured Notes............................        --       26,844          26,844
  Other long-term liabilities.....................     7,318           --           7,318
Stockholders' equity..............................    35,934        3,156          39,090
                                                    --------     --------        --------
          Total liabilities and stockholders
            equity................................  $161,319     $ 26,000        $187,319
                                                    ========     ========        ========

  Sales of Company-Owned Stores

     In order to meet the cash flow requirements of the Halloween seasonal purchase of inventory and to meet the requirements of the Bank Forbearance Agreement, the Company began a program to identify stores for sale to existing franchisees to generate working capital. Eighteen stores with a net book value of approximately $9.2 million were sold to franchisees, of which seventeen stores with a net book value of approximately $8.8 million were sold subsequent to July 3, 1999. In connection with the sales, normal franchise fees were waived for negotiated periods up to five years. The total proceeds from the sales of these stores were approximately $9.9 million, of which $9.7 million was received subsequent to July 3, 1999. The net proceeds from the sale of stores was required under the Bank Forbearance Agreement to be used to pay down the outstanding borrowings under the Credit Agreement.