Form 10-K
period 2000-07-01
PARTY CITY CORP
filed 2000-09-29
CIK 1005972

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                     FOR THE FISCAL YEAR ENDED JULY 1, 2000

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                               PART I
Item 1   Business....................................................    2
Item 2   Properties..................................................   10
Item 3   Legal Proceedings...........................................   10
Item 4   Submission of Matters to a Vote of Security Holders.........   11

                               PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................   11
Item 6   Selected Financial Data.....................................   12
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   15
Item 7A  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   22
Item 8   Financial Statements and Supplementary Data.................   22
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   23

                              PART III
Item 10  Directors and Executive Officers of the Registrant..........   23
Item 11  Executive Compensation......................................   23
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................   23
Item 13  Certain Relationships and Related Transactions..............   23

                               PART IV
Item 14  Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................   23

                                     PART I

FORWARD-LOOKING STATEMENTS

     This Form 10-K (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as "estimate," "project," "expect," "believe," "may," "will," "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties, and include among others, the following: levels of sales, store traffic, acceptance of product offerings, competitive pressures from other party supplies retailers, availability of qualified personnel, availability of suitable future store locations, schedules of store expansion plans, and other factors. As a result of the foregoing risks and uncertainties, actual results and performance may differ materially from that projected or suggested herein. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company's Securities and Exchange Commission filings and the Company's public announcements.

ITEM 1.  BUSINESS

     Party City Corporation (the "Company") is incorporated in the State of Delaware and operates retail party supplies stores within the continental United States and sells franchises on an individual store and area franchise basis throughout the United States, Puerto Rico, Spain, Portugal and Canada.

GENERAL

     The Company is a specialty retailer of party supplies through its network of 425 discount stores. At September 20, 2000, the Company owns and operates 198 Company-owned stores in the United States and its franchisees operate an additional 227 stores in the United States, Puerto Rico, Canada, Portugal and Spain. The Company, based in Rockaway, New Jersey, believes it is one of the largest party supplies specialty chains. The Company authorized the first franchise store in 1989 and opened its first Company-owned store in January 1994.

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

INDUSTRY OVERVIEW

     The retail party supplies business has traditionally been fragmented, with consumers purchasing party-related products from single owner-operated party supplies stores and designated departments in drug stores, general mass merchandisers, supermarkets, and department stores of local, regional and national chains. According to industry sources, the market for party and special occasion merchandise, comprised of party supplies, greeting cards, gift wrap and related items is estimated at $12.1 billion in sales in 1999.

     The Company believes that the increasing breadth of party supplies merchandise produced by manufacturers over the past few years has been a driving factor in the marketplace's acceptance of the party supplies store concept. Further, the Company believes that the significant revenues experienced by its Company-owned and franchise stores in the fourth calendar quarter can be attributed, to a large extent, to the growth in the number of persons celebrating Halloween and the increased demand for costumes and party supplies utilized in such celebrations. The Company has noted the marketplace's acceptance of other types of superstores and mega-retailers in various categories such as food, home furnishings and pet supplies, among others. The success of such superstores and mega-retailers in other types of products has prompted the Company to expand its product lines to include a wider breadth of merchandise in order to make its stores attractive destination shopping locations for party supplies. In addition, Company management believes that the increased breadth of related and integrated merchandise available to customers in superstores and mega-retailers influences consumers to increase the number of purchases in a given trip to a retailer. As such, the Company believes that the broad selection, and relatively low price points, of merchandise offered by its stores often stimulates customers to purchase additional items on impulse.

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

     Maintain Everyday Low Pricing. The Company uses the buying power of its 425 Company-owned and franchise stores network to attempt to obtain volume discounts from its vendors on most products, allowing the stores to offer a broad line of high quality merchandise at competitive prices. The Company reinforces customers' expectations of savings by prominently displaying signs announcing its everyday low prices. The Company also maintains a lowest price guaranty policy, to which it suggests its franchisees adhere. This policy guarantees that Party City will meet and discount the advertised prices of a competitor's products. The Company believes that this policy has helped foster the Company's image of offering consumers exceptional value for their money.

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

     Human Resources. Company management has made human resources one of its key components of the Company's long-term strategic plan. The Company has filled key management positions and reassigned other members of management to meet its strategic objectives. These hires include the current chief executive officer, the senior vice president of store operations, the chief information officer and the executive vice president of merchandising.

FISCAL YEAR

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

EXPANSION PLANS

     The Company's long-term goal regarding expansion is to increase its market share in existing markets and penetrate new markets with a goal of expanding its position as a category-dominant retailer of party supplies merchandise. During Fiscal Year 2001, the Company intends to continue to focus its efforts to create the necessary management infrastructure and control environment to support continued growth. Two Company-owned stores are currently planned to be opened during Fiscal Year 2001. The Company intends to balance growth between Company-owned stores and opening franchise stores to meet its growth objectives.

STORE LOCATIONS

     As of July 1, 2000, there were 408 Party City stores open in the United States, Canada, Puerto Rico, Portugal and Spain. Of these, 197 were Company-owned and 211 were operated by the Company's independent franchisees. The following table shows the growth in the Company's network of stores for the years (52-53 weeks) ended on the Saturday closest to June 30.

                                                                         FISCAL YEAR
                                                     ----------------------------------------------------
                                                     1994    1995    1996    1997    1998    1999    2000
                                                     ----    ----    ----    ----    ----    ----    ----
COMPANY-OWNED:
  Stores open at beginning of year.................   --       1       8      20      57     148     215
  Stores opened....................................    1       7      12      31      69      63       2
  Stores closed....................................   --      --      --      --      --      --      (2)
  Stores acquired from franchisees.................   --      --      --       6      22       5      --
  Stores sold to franchisees.......................   --      --      --      --      --      (1)    (18)
                                                     ---     ---     ---     ---     ---     ---     ---
  Stores open at end of year.......................    1       8      20      57     148     215     197
FRANCHISE:
  Stores open at beginning of year.................   58      73     114     141     168     160     178
  Stores opened....................................   16      42      28      34      15      23      18
  Stores closed....................................   (1)     (1)     (1)     (1)     (1)     (1)     (3)
  Stores purchased by the Company..................   --      --      --      (6)    (22)     (5)     --
  Stores sold by the Company.......................   --      --      --      --      --       1      18
                                                     ---     ---     ---     ---     ---     ---     ---
  Stores open at end of year.......................   73     114     141     168     160     178     211
                                                     ---     ---     ---     ---     ---     ---     ---
TOTAL COMPANY AND FRANCHISE STORES.................   74     122     161     225     308     393     408
                                                     ===     ===     ===     ===     ===     ===     ===

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

    Other Seasonal. Customer purchases made for seasonal holiday events compose a significant part of Party City's business. The seasonal category includes products which are carried for the Super Bowl, Valentine's Day, St. Patrick's Day, Passover, Easter, First Communion, Graduation, the Fourth of July, Christmas, Hanukkah and New Year's Eve. Some of the major items within this category are tableware, decorations, cutouts, lights and balloons tailored to the particular event.

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

     The Company had four suppliers which in the aggregate constituted approximately 42% of the Company's purchases for the fiscal year ended July 1, 2000. The loss of any of these suppliers would adversely affect the Company's operations. The Company considers numerous factors in supplier selection, including price, credit terms, product offerings and quality. The Company negotiates pricing with suppliers on behalf of all stores in the network (both Company-owned and franchise) and believes that such buying power enables it to not only receive the most favorable pricing terms, but, as importantly, to more readily obtain high demand merchandise, especially popular Halloween costumes.

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

STORE OPERATIONS

     Each Party City store is typically managed by a general manager and two assistant managers. These managers are responsible for all aspects of the store's day-to-day operations, including employee hiring and training, work scheduling, inventory control, expense control, maintenance activities and communications with central office staff. The sales and stocking staff ranges from three to eight people, except during certain holiday selling seasons when additional store employees are used. The Company seeks to pay its store managers toward the higher end of the competitive pay scale in order to hire and retain experienced and dedicated managers. In addition, managers of Company-owned stores are eligible for stock option grants under the Company's 1999 Stock Incentive Plan.

     Training. Managers of Company-owned stores are trained for a minimum of two weeks prior to the opening of a store. During the store set-up, a manager receives additional training from the Company's store set-up team. During the first few days after the initial opening of a store, corporate headquarters' personnel spend concentrated time in the store overseeing the operations. The Company is committed to support its franchise operations with the resources necessary to best achieve desired results.

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

     The Company's stores are located in the following states:

                                                      FISCAL YEAR ENDED
                                     ----------------------------------------------------
STATE                                1994    1995    1996    1997    1998    1999    2000
-----                                ----    ----    ----    ----    ----    ----    ----
Florida............................   1        2       4       8      14      17      16
California.........................  --        1       3      11      25      37      38
Connecticut........................  --        1       1       1       3       4       4
Illinois...........................  --        1       2       3       9      15      15
New York...........................  --        1       3      10      20      34      31
Pennsylvania.......................  --        1       1       1       5       9       8
Ohio...............................  --        1       1       2       5       7       8
Maryland...........................  --       --       1       2       4       4       3
Michigan...........................  --       --       4       7       7       7       7
Nevada.............................  --       --      --       2       2       3       3
New Jersey.........................  --       --      --       8      12      14       9
Missouri...........................  --       --      --       1       3       4       4
Indiana............................  --       --      --      --       5       5       5
Minnesota..........................  --       --      --      --       3       5       5
Texas..............................  --       --      --      --      19      22      20
Virginia...........................  --       --      --      --       3       6       6
Wisconsin..........................  --       --      --       1       1       1       1
Colorado...........................  --       --      --      --       1       2       2
North Carolina.....................  --       --      --      --       1       2      --
Tennessee..........................  --       --      --      --       3       4       1
Louisiana..........................  --       --      --      --       2       3       3
Georgia............................  --       --      --      --       1       1      --
Kentucky...........................  --       --      --      --      --       1       1
Kansas.............................  --       --      --      --      --       1      --
Massachusetts......................  --       --      --      --      --       3       3
Utah...............................  --       --      --      --      --       1       1
Washington.........................  --       --      --      --      --       3       3
                                      --      --      --     ---     ---     ---     ---
          TOTAL....................   1        8      20      57     148     215     197
                                      ==      ==      ==     ===     ===     ===     ===

     Of the leases for the stores listed above, two expire in Fiscal 2001, two expire in Fiscal 2002, nine expire in Fiscal 2003, and the balance expire in Fiscal Year 2004 or thereafter. The Company has options to extend each of such leases for a minimum of five years.

FRANCHISE OPERATIONS

     Until opening its first Company-owned store in January 1994, the Company operated exclusively as a franchisor. As of July 1, 2000, the Company had 211 franchise stores throughout the United States, Puerto Rico, Canada, Portugal and Spain. A Party City store run by a franchisee utilizes the Company's format, design specifications, methods, standards, operating procedures, systems and trademarks.

     The Company's franchise stores at July 1, 2000 are located in the following states and foreign countries:

Alabama..............................................      5
Arizona..............................................      7
Arkansas.............................................      1
California...........................................     12
Colorado.............................................      1
Connecticut..........................................      4
Delaware.............................................      1
Florida..............................................     15
Georgia..............................................     19
Hawaii...............................................      1
Illinois.............................................      1
Kansas...............................................      3
Louisiana............................................      7
Maryland.............................................      5
Mississippi..........................................      2
Missouri.............................................      1
New Jersey...........................................     23
New Mexico...........................................      3
New York.............................................     14
North Carolina.......................................     15
Ohio.................................................      3
Oregon...............................................      3
Pennsylvania.........................................     10
South Carolina.......................................      5
Tennessee............................................      9
Texas................................................      9
Virginia.............................................      5
Puerto Rico..........................................      5
Canada...............................................     17
Portugal.............................................      1
Spain................................................      4
                                                         ---
          TOTAL......................................    211
                                                         ===

     The Company receives revenue from its franchisees, including an initial one-time fee (currently at $40,000) and an ongoing royalty fee (currently 4.0% of net sales for new franchisees, payable monthly). In addition, each franchisee has a mandated advertising budget, which consists of a minimum of $5,500 to promote the initial store opening and thereafter the lesser of 3.0% of net sales or $60,000 per year for local advertising and promotions. Further, the franchisee must pay an additional 1% of net sales to a Party City group advertising fund to cover common advertising materials related to the Party City store concept. The Company does not offer financing for a franchisee's initial investment. A franchisee's start-up costs include the franchise fee, rent, leasehold improvements, equipment and furniture, initial inventory, opening promotion, signs, other deposits, insurance, training expenses and professional fees.

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

     As of September 20, 2000, the Company had eight territory agreements with certain franchisees. These agreements permit the holder of the territory rights to open a minimum of two and in some cases three or more stores within a stated time period. The following areas are governed by territory agreements: North Carolina; Fort Myers/Naples FL; Arkansas; Buffalo/Rochester, NY; Atlanta, GA; Canada; Spain/Portugal; and Puerto Rico.

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

TRADEMARKS

     The Company has licensed a number of trademarks and service marks registered with the United States Patent and Trademark Office from a wholly owned subsidiary including the marks Party City(R), The Discount Party Super Store(R) and Halloween Costume Warehouse(R).

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

EMPLOYEES

     As of September 20, 2000, the Company employs approximately 1,330 full-time and 3,250 part-time employees. The Company considers its relationships with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

     As of July 1, 2000, the Company leased 197 stores. The Company leases its headquarters property in Rockaway, New Jersey. The Company occupies approximately 26,000 square feet of office space for its headquarters under leases expiring through 2005.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 1, 2000.

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

     The following table sets forth the high and low closing sale prices of the common stock through July 1, 2000.

                                                              HIGH         LOW
                                                             ------       ------
QUARTER ENDED:
July 1, 2000...............................................  $ 2.70       $ 1.53
April 1, 2000..............................................    3.50         1.05
January 1, 2000............................................    2.25         0.85
October 2, 1999............................................    3.84         2.00

QUARTER ENDED:
July 3, 1999...............................................    4.44         2.75
March 31, 1999.............................................   19.50         2.13

QUARTER ENDED:
December 31, 1998..........................................   21.00        19.19
September 30, 1998.........................................   30.59         8.69
June 30, 1998..............................................   35.24        24.75
March 31, 1998.............................................   35.00        16.75

     At September 20, 2000, the approximate number of holders of record of the common stock was approximately 5,700.

DIVIDENDS

     Except for the S Corporation distribution of a portion of previously undistributed earnings to the Company's stockholders in 1994 upon the Company's election to be taxed as a C Corporation, the Company has never paid cash dividends on its capital stock and does not intend to pay cash dividends for the foreseeable future. The Company expects that earnings will be retained for the continued growth and development of the Company's business. Future dividends, if any, will depend upon the Company's earnings, financial condition, working capital requirements, compliance with covenants in agreements to which the Company is or may be subject, future prospects and other factors deemed relevant by the Company's Board of Directors. Under various agreements to which the Company is a party, the Company is not permitted to pay any dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

UNREGISTERED SECURITIES

     On August 17, 1999, the Company issued the Notes (hereinafter defined) and the Warrants (hereinafter defined) to the Investors (hereinafter defined) for an aggregate of $30 million. The Investors were led by Tennenbaum & Co., LLC, a Los Angeles-based investment firm. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financing and Related Developments."

     The Amended Warrants (hereinafter defined) are exercisable for an aggregate of 6,880,000 shares of common stock at an exercise price of $1.07 per share and may be exercised at any time before 5:00 p.m. (New York City time) on August 16, 2006. The shares of common stock reserved for issuance under the Amended Warrants represent approximately 35% of the shares of common stock outstanding after giving effect to the exercise of the Amended Warrants. The private placement of the issuance and sale of the Notes and Amended Warrants to the Investors was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following Selected Financial Data for each of the years ended December 31, 1995 and 1996, and the Selected Consolidated Balance Sheet Data as of December 31, 1997 are derived from the consolidated financial statements of the Company not included herein. The Selected Consolidated Balance Sheet data as of December 31, 1998, July 3, 1999 and July 1, 2000, and the Selected Consolidated Statement of Operations data for the years ended December 31, 1997 and 1998, the six months ended July 3, 1999, and the year ended July 1, 2000 are derived from the consolidated financial statements of the Company, included elsewhere in this Annual Report on Form 10-K. The Selected Consolidated Statement of Operations Data for the year ended July 3, 1999, is derived from the consolidated statements of operations for the six months ended December 31, 1998, and July 3, 1999. The Consolidated Statement of Operations for the six months ended June 30, 1998, is derived from the unaudited consolidated statement of operations for the six months ended June 30, 1998.

     The Balance Sheets as of December 31, 1998, July 3, 1999, and July 1, 2000, and the Consolidated Statements of Operations for the years ended December 31, 1997 and 1998, the six months ended July 3, 1999, and the year ended July 1, 2000 have been audited by Deloitte & Touche LLP, independent auditors, as stated in their report appearing elsewhere herein. The Selected Financial Data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K.

                            SELECTED FINANCIAL DATA

                                  YEAR ENDED DECEMBER 31,                 SIX MONTHS ENDED                 YEAR ENDED
                          ---------------------------------------   ----------------------------   ---------------------------
                           1995      1996       1997       1998     JUNE 30, 1998   JULY 3, 1999   JULY 3, 1999   JULY 1, 2000
                          -------   -------   --------   --------   -------------   ------------   ------------   ------------
                                                                     (UNAUDITED)                   (UNAUDITED)
                                                    (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
STATEMENT OF OPERATIONS
  DATA:
Total revenue...........  $23,120   $48,591   $141,714   $294,334      $97,272        $156,509       $353,571       $363,399
                          =======   =======   ========   ========      =======        ========       ========       ========
Company-owned stores:
  Net sales.............  $16,118   $39,144   $131,028   $282,923      $92,718        $151,349       $341,554       $349,722
  Cost of goods sold and
    occupancy costs.....   10,758    25,937     86,372    194,761       65,246         109,858        239,373        240,356
                          -------   -------   --------   --------      -------        --------       --------       --------
  Gross profit..........    5,360    13,207     44,656     88,162       27,472          41,491        102,181        109,366
  Store operating and
    selling expense.....    4,255    10,116     31,880     73,970       24,111          42,052         91,911         83,470
                          -------   -------   --------   --------      -------        --------       --------       --------
  Company-owned stores
    profit contribution
    (loss)..............    1,105     3,091     12,776     14,192        3,361            (561)        10,270         25,896
Franchise stores:
  Royalty fees..........    6,075     8,512     10,224     10,841        4,379           4,907         11,369         13,187
  Franchise fees........      927       935        462        570          175             253            648            490
                          -------   -------   --------   --------      -------        --------       --------       --------
  Total franchise
    revenues............    7,002     9,447     10,686     11,411        4,554           5,160         12,017         13,677
  Total franchise
    expense.............    2,944     3,729      3,998      4,114        1,803           1,906          4,217          4,406
                          -------   -------   --------   --------      -------        --------       --------       --------
  Franchise profit
    contribution........    4,058     5,718      6,688      7,297        2,751           3,254          7,800          9,271
General and
  administrative
  expense:
  Special charges(a)....       --        --         --         --           --           5,858          5,858          7,789
  Impairment
    provision...........       --        --         --         --           --             300            300          1,172
  Other general and
    administrative
    expenses............    3,024     3,160      7,049     15,939        5,615           9,698         20,022         21,438
                          -------   -------   --------   --------      -------        --------       --------       --------
                            3,024     3,160      7,049     15,939        5,615          15,856         26,180         30,399
                          -------   -------   --------   --------      -------        --------       --------       --------
Income (loss) before
  interest and income
  taxes.................    2,139     5,649     12,415      5,550          497         (13,163)        (8,110)         4,768
Interest expense
  (income), net.........      (23)     (476)      (212)     2,636          873           2,378          4,141          8,423
                          -------   -------   --------   --------      -------        --------       --------       --------
Income (loss) before
  income taxes..........    2,162     6,125     12,627      2,914         (376)        (15,541)       (12,251)        (3,655)
Income taxes
  (benefit).............      863     2,369      4,957      1,127         (146)         (2,125)          (852)        (4,636)(d)
                          -------   -------   --------   --------      -------        --------       --------       --------
Net income (loss).......  $ 1,299   $ 3,756   $  7,670   $  1,787      $  (230)       $(13,416)      $(11,399)      $    981
                          =======   =======   ========   ========      =======        ========       ========       ========
Basic earnings (loss)
  per share.............  $  0.16   $  0.38   $   0.65   $   0.14      $ (0.02)       $  (1.08)      $  (0.92)      $   0.08
                          =======   =======   ========   ========      =======        ========       ========       ========
Diluted earnings (loss)
  per share.............  $  0.16   $  0.38   $   0.64   $   0.14      $ (0.02)       $  (1.08)      $  (0.92)      $   0.07
                          =======   =======   ========   ========      =======        ========       ========       ========
Weighted average shares
 outstanding -- Basic...    7,984     9,802     11,749     12,411       12,376          12,455         12,450         12,611
Weighted average shares
  outstanding -- Diluted...   7,984   9,996     12,039     12,704       12,376          12,455         12,450         14,283
EBITDA(b)...............  $ 2,461   $ 6,395   $ 15,209   $ 12,148      $ 4,131        $ (1,776)      $  6,241       $ 24,486
                          =======   =======   ========   ========      =======        ========       ========       ========

                                  YEAR ENDED DECEMBER 31,                 SIX MONTHS ENDED                 YEAR ENDED
                          ---------------------------------------   ----------------------------   ---------------------------
                           1995      1996       1997       1998     JUNE 30, 1998   JULY 3, 1999   JULY 3, 1999   JULY 1, 2000
                          -------   -------   --------   --------   -------------   ------------   ------------   ------------
                                                                     (UNAUDITED)                   (UNAUDITED)
                                                    (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
OPERATING DATA:
  Number of Company-
    owned stores (end of
    period).............       16        36        117        207          148             215            215            197
  Increase in Company-
    owned same store
    sales...............     26.6%     17.9%      15.5%      11.3%        11.3%            5.1%           8.2%           3.8%
  Number of franchise
    stores (end of
    period).............      132       164        158        167          160             178            178            211
  Increase in franchise
    same store sales....     10.3%     19.5%      14.8%       6.8%         8.8%            6.6%           6.3%           7.9%
  Average sales per
    Company-owned
    store...............  $ 1,510   $ 1,662   $  1,740   $  1,684      $   681        $    706       $  1,680       $  1,810
  Depreciation and
    amortization........      322       746      2,794      6,598        3,634           5,229          8,193         10,757
BALANCE SHEET DATA:
  Working capital
    (deficiency)........  $ 1,999   $17,419   $ 13,931   $(15,039)     $40,805        $(26,694)      $(26,694)      $ 15,069
  Total assets..........   10,308    34,603     89,615    144,032      119,168         161,319        161,319        132,086
  Bank borrowings and
    other long-term
    liabilities.........       72        --      3,150         --(c)     40,182             --(c)          --(c)      29,547(c)
  Capital lease
    obligation..........       --        --      1,460      1,141        1,072             718            718            360
  Stockholders'
    equity..............    4,582    23,561     45,783     49,368       46,103          35,934         35,934         40,861

---------------
(a) Special charges in Fiscal Year 1999 and Fiscal Year 2000 relate to consulting services, accounting fees, bank fees, legal fees and other expenses related to the Company's default on its Credit Agreement. The Company engaged the services of a crisis management consulting firm and numerous other professionals to advise management during the complex negotiations with the bank, vendors and potential investors.

(b) The Company's definition of EBITDA is earnings before interest, taxes, depreciation, amortization and impairment provision and exclusive of special charges.

(c) Excludes borrowings under the Credit Agreement of $46.8 million and $58.6 million included in current liabilities at December 31, 1998 and July 3, 1999, respectively. The bank borrowing and other long-term liabilities at July 1, 2000 is net of a discount of $3.0 million.

(d) Includes $3.7 million of benefit related to the reversal of valuation reserves on deferred tax assets established in the year ended July 3, 1999 due to the uncertainty that the Company's net operating loss carryforwards would be realized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's revenues and earnings are generated primarily from its two business segments -- Retail and Franchising.

     A summary of the Company's new store openings, store acquisitions and store sales is as follows:

                                                 NEW                TOTAL                               END
                                                STORES    STORES    STORES     STORES      BEGINNING     OF
                                                OPENED   ACQUIRED   ADDED    SOLD/CLOSED   OF PERIOD   PERIOD
                                                ------   --------   ------   -----------   ---------   ------
Quarter Ended:
  March 31, 1997..............................     6         6        12          --           36        48
  June 30, 1997...............................     9        --         9          --           48        57
  September 30, 1997..........................    29        18        47          --           57       104
  December 31, 1997...........................    13        --        13          --          104       117
                                                  --        --        --        ----
                                                  57        24        81          --
Quarter Ended:
  March 31, 1998..............................    12         1        13          --          117       130
  June 30, 1998...............................    15         3        18          --          130       148
  September 30, 1998..........................    40         5        45          --          148       193
  December 31, 1998...........................    14        --        14          --          193       207
                                                  --        --        --        ----
                                                  81         9        90          --
Quarter Ended:
  March 31, 1999..............................     7        --         7          --          207       214
  July 3, 1999................................     2        --         2          (1)         214       215
                                                  --        --        --        ----
                                                   9        --         9          (1)
Quarter Ended:
  October 2, 1999.............................     1        --         1         (17)         215       199
  January 1, 2000.............................    --        --        --          (1)         199       198
  April 1, 2000...............................     1        --         1          (1)         198       198
  July 1, 2000................................    --        --        --          (1)         198       197
                                                  --        --        --        ----
                                                   2        --         2         (20)

  Year Ended July 1, 2000 ("Fiscal 2000") Compared to Year Ended July 3, 1999 ("Fiscal 1999")

     Retail. Net sales from Company-owned stores increased 2.4% to $349.7 million in Fiscal 2000 from $341.6 million in Fiscal 1999. The Fiscal 2000 results include 215 stores which were open at the beginning of that year plus two stores opened during the year, less 18 stores sold and two stores closed during the year. Same store sales increased 3.8% and 8.2% in Fiscal 2000 and Fiscal 1999, respectively. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for Fiscal 2000 increased 7.0% to $109.4 million compared to $102.1 million for Fiscal 1999. The increase in Fiscal 2000 was primarily due to increased sales volume and improvement in gross margin. Gross margin was 31.3% and 29.9% of sales for Fiscal 2000 and Fiscal 1999, respectively. The increase in gross margin was related primarily to a charge of $2.3 million taken in Fiscal 1999 for slow moving inventory, reduced inventory losses and increased initial mark up in Fiscal 2000.

     Store operating and selling expenses decreased 9.2% to $83.5 million for Fiscal 2000 compared to $91.9 million in Fiscal 1999. The decrease in store operating expenses is primarily attributable to a reduction in the number of stores and improved operating efficiencies due to increased sales. Store operating expenses were 23.9% and 26.9% of sales for Fiscal 2000 and Fiscal 1999, respectively, due to efficiencies occurring in staffing and advertising resulting from an increase in average store sales. Company-owned store profit contribution was $25.9 million for Fiscal 2000, compared to $10.3 million for Fiscal 1999.

     Franchising. Franchise revenue is composed of the initial franchise fees which are recorded as revenue when a franchise store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Royalty fees increased 16.0% to $13.2 million in Fiscal 2000 from $11.4 million in Fiscal 1999. Franchise fees, recognized on 23 store openings during Fiscal 2000 decreased 24.4% to $490,000 compared to $648,000 during Fiscal

1999 recognized on 18 store openings. Franchise same store sales increases for Fiscal 2000 and Fiscal 1999 were 7.9% and 6.3%, respectively.

     Expenses directly related to franchise revenue increased 4.5% to $4.4 million for Fiscal 2000 from $4.2 million for Fiscal 1999. This increase is primarily attributable to additional franchise personnel required to operate this portion of the Company's business and the necessary infrastructure to support such employees. As a percentage of franchise revenue, franchise expenses were 32.2% and 35.1% for Fiscal 2000 and Fiscal 1999, respectively.

     Franchise profit contribution was increased 18.9% to $9.3 million for Fiscal 2000 compared to $7.8 million for Fiscal 1999. The increase in franchise profit contribution is due to the increase in royalty fees offset in part by an increase in franchise expenses, as discussed above.

     General and Administrative. General and administrative expenses increased 16.1% to $30.4 million in Fiscal 2000 compared to $26.2 million in Fiscal 1999. The increase is primarily attributable to $7.8 million in special charges, relating to consulting, accounting, banking and other expenses resulting from the Company's refinancing arrangements in Fiscal 2000, compared to $5.9 million in Fiscal 1999 and an increase in the impairment provision to $1.2 million in Fiscal 2000 compared to $300,000 in Fiscal 1999. Payroll and benefits decreased $151,000, or 1.5%, to $10.1 million in Fiscal 2000 from $10.2 million in Fiscal 1999. Professional fees, exclusive of special charges, decreased 28% to $2.5 million in Fiscal 2000 from $3.2 million in Fiscal 1999. Exclusive of special charges and the impairment provision, discussed above, general and administrative expenses were 6.0% and 5.9% of sales in Fiscal 2000 and Fiscal 1999, respectively.

     Interest Expense. Interest expense increased to $8.4 million for Fiscal 2000 from $4.1 million in Fiscal 1999. This is attributable to additional borrowings under the Credit Agreement, the Senior Notes and the Loan Agreement hereinafter defined.

     Income Taxes. Income taxes decreased 444% to a benefit of $4.6 million for Fiscal 2000 compared to a benefit of $852,000 in Fiscal 1999. This increase in benefit relates primarily to the reversal of previously established deferred tax valuation allowances of $3.7 million in Fiscal 2000.

     Net Income. As a result of the above factors, net income increased to $981,000 or $0.08 per basic share and $0.07 per diluted share in Fiscal 2000, as compared to a net loss of $11.4 million, or $(0.92) per basic and diluted share in Fiscal 1999.

  Six-Month Period Ended July 3, 1999 ("1999 Period") Compared to Six-Month Period Ended June 30, 1998 ("1998 Period")

     Retail. Net sales from Company-owned stores increased 63.2% to $151.3 million for the 1999 Period, from $92.7 million for the 1998 Period. The 1999 Period results include 207 stores which were open at the beginning of that period plus eight (net) stores opened during the period. The 1998 Period amount represents net sales from 117 stores which were open at the beginning of the period, plus 31 stores opened during the period. Of the total sales increase, 26.7% is attributable to an additional 67 new store openings after the 1998 Period. Same store sales increased 5.1% and 11.3% in the 1999 Period and the 1998 Period, respectively. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repairs and maintenance, depreciation and utilities. Gross profit increased 51.0% to $41.5 million for the 1999 Period compared to $27.5 million for the 1998 Period. The increase for the 1999 Period was primarily due to increased sales volume. Gross margin was 27.4% and 29.6% of sales for the 1999 Period and 1998 Period, respectively. The decrease in gross margin was related primarily to the recognition of inventory losses from physical inventories taken as of July 3,1999 and increases in store occupancy costs.

     Store operating and selling expenses increased 74.4% to $42.1 million for the 1999 Period compared to $24.1 million for the 1998 Period. The increase in store operating expenses is primarily attributable to the increased number of stores operated by the Company during the 1999 Period. Store operating expenses were 27.8% and 26.0% of sales for the 1999 Period and 1998 Period, respectively, due to increased store operating payroll costs related to new store openings. Company-owned store profit contribution was a negative $561,000 for the 1999 Period, compared to a profit contribution of $3.4 million for 1998 Period.

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

     General and Administrative Expenses. The Company's general and administrative expenses increased 182% to $15.9 million during the 1999 Period, compared to $5.6 million during the 1998 Period. The increase is attributable in part to $5.9 million in special charges relating to consulting, accounting, banking and other expenses resulting from the Company's refinancing arrangements. In addition, during the 1999 Period, there was an increase in payroll and related benefits due to a higher overhead structure intended to support a planned 50-store increase in calendar year 1999 compared to the calendar year 1998.

     Corporate occupancy increased 236% to $1.4 million for the 1999 Period from $410,000 in the 1998 Period, primarily as a result of additional depreciation expense for computer hardware and software. Also, professional fees, exclusive of special charges of $5.9 million, increased 94.4% to $1.3 million in the 1999 Period from $674,000 million in the 1998 Period, primarily related to information systems expenses for Year 2000 systems remediation and new systems consulting, design and implementation. Due to reductions in planned growth, the number of corporate staff members decreased by 21% in May 1999 in order to bring administrative costs in line with reduced growth objectives.

     Exclusive of the $5.9 million in special charges discussed above, general and administrative expenses were 6.4% and 6.1% of sales for the 1999 Period and 1998 Period, respectively.

     Interest Expense. Interest expense increased 172% to $2.4 million during the 1999 Period as compared to the $874,000 in the comparable 1998 Period. This increase related primarily to an increase in interest rates due to provisions of the bank's standstill agreements in effect during the quarter ended July 3, 1999.

     Income Taxes. The income tax benefit was $2.1 million during the 1999 Period compared with $146,000 during the 1998 Period. This increase related to the pre-tax loss in the 1999 Period of $15.5 million compared to $376,000 million in the 1998 Period. The benefit recorded in the 1999 Period is net of recording a $3.9 million valuation allowance against deferred tax assets.

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

ACCOUNTING AND REPORTING CHANGES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. For fiscal year 2001, the Company is required to adopt SFAS No. 133. The Company has determined that the application of SFAS No. 133 will not have a material impact on its financial position or results of operations.

     In November 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition." This bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a Registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or service has been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized, and therefore believes that the issuance of this bulletin does not have a material impact on its financial statements.

FINANCING AND RELATED DEVELOPMENTS

     On April 24, 1998, the Company refinanced and replaced its then existing $20 million loan facility with a $60 million secured revolving line of credit agreement with a group of banks maturing April 24, 2001 (as amended, the "Credit Agreement"). Advances under the Credit Agreement originally bore interest, at the Company's option, at the agent bank's base rate (the higher of the bank's prime rate or the federal funds rate plus 1/2% per annum) or LIBOR plus an applicable margin. The Company's failure to issue its December 31, 1998 consolidated financial statements on a timely basis was a default under the Credit Agreement. In addition to this default, the Company did not meet certain of its financial covenants, including those relating to minimum levels of profitability, net worth, liquidity, fixed charge coverage and others. Consequently, the Company's debt was subject to acceleration and was classified as a current liability in the consolidated balance sheets at December 31, 1998 and July 3, 1999. The Credit Agreement was secured by all the assets of the Company. Additionally, the Credit Agreement restricted the payment of dividends.

     On August 16, 1999 the Company entered in the following agreements with its then existing bank lenders under the Credit Agreement (the "Banks"), a new group of investors (the "Investors") and its trade vendors. The bank lenders and the Company entered into a Standstill and Forbearance Agreement (the "Bank Forbearance Agreement"). Under the Bank Forbearance Agreement, the Banks agreed not to exercise rights and remedies based upon any existing defaults until June 30, 2000. The Company also agreed to reduce its outstanding bank borrowings from the $58.6 million outstanding at July 3, 1999, to $15 million by October 30, 1999, to increase the interest rate on its bank debt to 2% over the bank's prime interest rate, and to pay a forbearance fee of $580,000.

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

     The Company also entered into an Investor Rights Agreement (the "Investor Rights Agreement") with the Investors and Jack Futterman, then the chief executive officer of the Company. In this agreement, the Company granted registration rights with respect to shares of common stock. The Company has agreed to nominate two individuals designated by the Investors to its Board of Directors. Under the Investor Rights Agreement, the Investors agreed that they will not, without the prior written consent of the Board of Directors, (i) acquire or agree to acquire, publicly offer or make any public proposal with respect to the possible acquisition of (a) beneficial ownership of any securities of the Company, (b) any substantial part of the Company's assets, or
(c) any rights or options to acquire any of the foregoing from any person; (ii) make or in any way participate in any "solicitation" of "proxies" (as such terms are defined in the rules of the Securities Exchange Act of 1934, as amended) to vote, or seek to advise or influence any person with respect to the voting of any voting securities of the Company; or (iii) make any public announcement with respect to any transaction between the Company or any of its securities holders and the Investors, including without limitation, any tender or exchange offer, merger or other business combination of a material portion of the assets of the Company. These standstill provisions terminate if the Company's consolidated earnings before interest, taxes, depreciation and amortization and exclusive of special charges, as defined in the Investor Rights Agreement, do not meet specified calendar year targets. The Company achieved its target EBITDA for calendar year 1999. Also, in connection with these transactions, one outside director of the Company resigned and two representatives of the Investors joined the Board of Directors. The Company has amended the restriction that prohibited the Investors from purchasing the Company's stock to permit purchase up to an aggregate amount of $1.5 million of the Company's common stock.

     Party City's trade vendors representing approximately $36.4 million of trade debt entered into an agreement with the Company. Pursuant to a Vendor Standstill and Forbearance Agreement ("Vendor Forbearance Agreement"), these trade vendors agreed to forbear from taking any action against Party City until January 15, 2000. The trade vendors received promissory notes from Party City representing one-third of their unpaid balances as of May 1, 1999 (the "Trade Notes"). The Trade Notes bore interest at a rate of 10% per year and matured on November 15, 1999. Interest on the Trade Notes was due on January 15, 2000, unless the bank debt was refinanced before such date. Separately, certain seasonal trade vendors agreed to provide trade credit to the Company for 30% of the purchases for the Halloween, Thanksgiving and year-end Holiday Seasons. These vendors received a shared lien on the Company's inventory for the amount of the credit.

     On January 14, 2000, the Company replaced the Credit Agreement with a new Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation ("Congress"), as lender. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company's option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was 2.75% per annum (subject to possible reduction to an interest rate as low as 2.25% from and after June 30, 2001, based on the Company's pre-tax income and excess availability) or (ii) at the rate of 3/4% per annum above the prime rate, totaling 10.25% at July 1, 2000. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company. At September 15, 2000, there was $15.8 million outstanding and $24.2 was available to be borrowed under the Loan Agreement.

     On January 14, 2000, Party City also received $7 million in cash proceeds from the sale to certain of its existing Investors (the "Investor Group") of a new series of senior secured notes pursuant to a First Amendment (the "First Amendment") to the Securities Purchase Agreements. Pursuant to the First Amendment, the Company issued $7 million in aggregate principal amount of its 14.0% Secured Notes due 2002 (the "E Notes"). The E Notes are secured by a lien on substantially all of the Company's assets. The Investor Group, together with other existing Investors and Congress, have entered into an intercreditor agreement. In consideration for waivers and forbearances granted by the Investors to various defaults under the terms of the Company's A Notes, B Notes, C Notes and D Notes, the Company also agreed to amend and restate the terms of existing Warrants held by the Investors to acquire 6,880,000 shares of the Company's common stock. The amended and restated warrants (the "Amended Warrants") provide for an exercise price of $1.07 per share and were issued upon surrender of the Warrants which had an exercise price of $3.00 per Share. The Amended Warrants were valued at $3,156,000 based on management's estimate using certain fair value methodologies and represent an original issue discount to the C Notes and D Notes. This discount is being amortized using the effective interest method. The effective yield is 28.6% and 28.9% on the C Notes and D Notes, respectively.

     The Company used the proceeds from the sale of the E Notes and initial amounts borrowed under the revolving credit facility (i) to pay off all amounts owed under the Credit Agreement , (ii) to pay all amounts owed on the Trade Notes and (iii) to pay the remaining amounts owed to various seasonal trade vendors for credit extended for inventory purchased by the Company for the 1999 Halloween, Thanksgiving and year-end seasons. All the remaining unpaid vendor balances that were originally due May 1, 1999, were satisfied by individual arrangements with such vendors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash provided by operating activities was $9.3 million, in Fiscal 2000. Included as a reduction of net cash provided by operations is a net repayment of accounts payable of $22.4 million as a result of the Company's refinancing activities in Fiscal 2000. Exclusive of the accounts payable repayment, net cash from operating activities was $31.8 million in Fiscal 2000.

     Net cash of $6.2 million was provided by investing activities as a result of proceeds from the sale of 18 stores of $10.3 million, offset in part by capital expenditures of $4.1 million.

     Net cash used in financing activities was $23.0 million. The cash used in financing was primarily the result of the repayment of all amounts due under the Credit Agreement of $58.6 million, offset in part by the net proceeds from the issuance of the Senior Notes of $34.7 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financing and Related Developments" for discussion of the Company's credit facilities.

     Company management currently believes that the cash generated by operations, together with the borrowing availability under the Loan Agreement, will be sufficient to meet the Company's working capital needs for the next twelve months.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     In accordance with general instruction G(3) of Form 10-K, the information called for by Items 10, 11, 12 and 13 of Part III is incorporated by reference to the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders.

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

     Independent Auditors' Report -- Deloitte & Touche LLP

     Consolidated Balance Sheets as of December 31, 1998, and July 3, 1999, and July 1, 2000

     Consolidated Statements of Operations for the years ended December 31, 1997, 1998, the six months ended June 30, 1998 (unaudited) and July 3, 1999, and the year ended July 1, 2000.

     Consolidated Statements of Shareholders' Equity for the years ended
        December 31, 1997, 1998, the six months ended June 30, 1998 (unaudited) and July 3, 1999, and the year ended July 1, 2000.

     Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1998, the six months ended June 30, 1998 (unaudited) and July 3, 1999 and the year ended July 1, 2000.

     Notes to Consolidated Financial Statements for the years ended December 31,
        1997 and 1998, the six months ended June 30, 1998 (unaudited) and July 3, 1999, and the year ended July 1, 2000.

     2.  Financial Statement Schedules -- Not Applicable.

     3.  List of Exhibits.

     The following exhibits are included as a part of this Annual Report on Form 10-K or incorporated herein by reference.

  3.1(1)  --   Certificate of Incorporation of the Company.
  3.2(1)  --   Bylaws of the Company.
  4.1(1)  --   Specimen stock certificate evidencing the Common Stock.
  4.2(2)  --   Form of Revolving Credit Note.
  4.3(3)  --   Form of Warrant.
  4.4(3)  --   Form of A Note.
  4.5(3)  --   Form of B Note.
  4.6(3)  --   Form of C Note.
  4.7(3)  --   Form of D Note.
  4.8(3)  --   Form of E Note.
  4.9(3)  --   Form of Securities Purchase Agreement, dated as of August
               16, 1999, by and between the Company and each of the
               Investors.
 10.1(1)  --   Form of Unit Franchise Agreement entered into by the Company and franchisees.

 10.2(1)  --   Employment Agreement, dated as of January 1, 1994 and
               amended as of January 16, 1996, by and between the Company and Steve Mandell.
 10.3(4)  --   Amendment to Employment Agreement, dated as of March 5,
               1997, by and between the Company and Steven Mandell.
 10.4(1)  --   Employment Agreement, dated as of January 1, 1994 and
               amended as of January 16, 1996, by and between the Company and Perry Kaplan.
 10.5(1)  --   Employment Agreement of David Lauber, dated as of June 12,
               1995, by and between the Company and David Lauber.
 10.6(1)  --   Employment Agreement of Lawrence Fine, dated as of October
               13, 1995, by and between the Company and Lawrence Fine.
 10.7(5)  --   Amended Stock Option Plan of the Company.
 10.8(5)  --   Amended and Restated 1994 Stock Option Plan of the Company.
 10.9(1)  --   Loan and Security Agreement, dated as of August 15, 1995 and amended as of October 6, 1995, by and between the Company
               and Midlantic Bank, N.A.
10.10(4)  --   Commitment Letter between PNC Bank and the Company.
10.11(6)  --   Asset Purchase Agreement dated as of September 2, 1997 by
               and among the Company and Hammond Retailing of Mesquite,
               L.C., Hammond Retailing of West Plano, L.C., Hammond
               Retailing of Richardson, L.C., Hammond Retailing of
               Arlington, L.C., Hammond Retailing of Carrollton, L.C.,
               Hammond Retailing of Irving, L.C., Hammond Retailing of
               Medallion, L.C., Hammond Retailing of Red Bird LLC, Hammond
               Retailing of Vista Ridge, LLC, Hammond Retailing of Pleasant
               Grove, LLC, Hammond Retailing of White Rock, LLC, Hammond
               Communications, Inc. and Mr. Geoffrey Hammond (without
               exhibits or schedules).
10.12(6)  --   Letter Agreement by and between the Company and Hammond
               Retailing of Plano East, LLC, dated as of July 7, 1997.
10.13(6)  --   Third Amendment to Loan and Security Agreement, dated as of
               June 16, 1997, by and between the Company and PNC Bank,
               National Association.
10.14(7)  --   Fourth Amendment to the Loan and Security Agreement, dated as of March 10, 1998, by and between the Company and PNC
               Bank, National Association.
10.15(7)  --   $60,000,000 credit facility Commitment Letter, dated as of
               March 9, 1998, by and between the Company and PNC Bank N.A., as agent, for the Banks.
10.16(7)  --   Employment Agreement of David Lauber, dated as of September
               23, 1997, by and between the Company and David Lauber.
10.17(2)  --   Revolving Credit Facility Credit Agreement, dated as of
               April 24, 1998, by and among the Company, the Banks and PNC
               Bank, National Association, as Agent.
10.18(8)  --   Option Agreement, dated as of June 8, 1999, between Steven
               Mandell and Jack Futterman.
10.19(8)  --   Stock Pledge Agreement, dated as of June 8, 1999, between
               Steven Mandell and Jack Futterman.
10.20(8)  --   Employment Agreement, dated as of June 8, 1999, between the
               Company and Jack Futterman.
10.21(3)  --   Investor Rights Agreement, dated as of August 16, 1999, by and among the Company, the Investors and Jack Futterman.
10.22(3)  --   Standstill and Forbearance Agreement, dated as of August 16,
               1999, by and among the Company, PNC Bank, National
               Association, as Agent, and the Banks.
10.23(3)  --   Vendor Forbearance and Standstill Agreement, dated as of
               August 16, 1999, by and among the Company and the Trade
               Vendors.

      21.1  --         Subsidiaries. The wholly owned subsidiary of the Company is Party City Michigan, Inc. incorporated on October 23, 1997, in the State of Delaware. This subsidiary does business under the name Party
                       City Michigan, Inc.
      23.1  --         Independent Auditors' Consent.
      27.1  --         Financial Data Schedule.

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

    Report on Form 8-K dated June 6, 2000

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

             By: /s/ HOWARD LEVKOWITZ                  Director                      September 27, 2000
   ---------------------------------------------
                 Howard Levkowitz

              By: /s/ DUAYNE WEINGER                   Director                      September 27, 2000
   ---------------------------------------------
                  Duayne Weinger

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Party City Corporation
Rockaway, New Jersey

     We have audited the accompanying consolidated balance sheets of Party City Corporation and subsidiary as of December 31, 1998, July 3, 1999, and July 1, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1998, the six months ended July 3, 1999, and the year ended July 1, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Party City Corporation and subsidiary as of December 31, 1998, July 3, 1999, and July 1, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1998, the six months ended July 3, 1999, and for the year ended July 1, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

PARSIPPANY, NEW JERSEY
SEPTEMBER 27, 2000

                     PARTY CITY CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          DECEMBER 31,
                                                              1998        JULY 3, 1999    JULY 1, 2000
                                                          ------------    ------------    ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.............................    $  6,892        $ 11,470        $  3,950
  Merchandise inventory.................................      56,590          47,016          42,030
  Refundable income taxes...............................          --           6,848             764
  Advance merchandise payments..........................          --           9,439           2,419
  Other current assets..................................       9,817          16,600          19,596
                                                            --------        --------        --------
          Total current assets..........................      73,299          91,373          68,759
Property and equipment, net.............................      49,704          50,557          41,447
Goodwill, net...........................................      19,189          18,483          14,844
Other assets............................................       1,840             906           7,036
                                                            --------        --------        --------
          Total assets..................................    $144,032        $161,319        $132,086
                                                            ========        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................    $ 31,846        $ 48,386        $ 30,190
  Accrued expenses......................................       8,873          10,145          15,457
  Senior Notes, current portion.........................          --              --           5,103
  Other current liabilities.............................         819             986           2,940
  Advances under Credit Agreement.......................      46,800          58,550              --
                                                            --------        --------        --------
          Total current liabilities.....................      88,338         118,067          53,690
Long-term liabilities:
  Deferred rent.........................................       5,446           6,527           7,503
  Senior Notes..........................................          --              --          29,547
  Other long-term liabilities...........................         880             791             485

Commitments and contingencies

Stockholders' equity:
  Common stock..........................................         125             125             127
  Additional paid-in capital............................      34,042          34,024          37,968
  Retained earnings.....................................      15,201           1,785           2,766
                                                            --------        --------        --------
          Total stockholders' equity....................      49,368          35,934          40,861
                                                            --------        --------        --------
          Total liabilities and stockholders' equity....    $144,032        $161,319        $132,086
                                                            ========        ========        ========

          See accompanying notes to consolidated financial statements.

                     PARTY CITY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        SIX MONTHS ENDED
                                         YEAR ENDED DECEMBER 31,   --------------------------
                                         -----------------------    JUNE 30,       JULY 3,       YEAR ENDED
                                            1997         1998         1998           1999       JULY 1, 2000
                                         ----------   ----------   -----------   ------------   ------------
                                                                   (UNAUDITED)
                                                                   -----------
Revenues:
  Net sales............................   $131,028     $282,923      $92,718       $151,349       $349,722
  Royalty fees.........................     10,224       10,841        4,379          4,907         13,187
  Franchise fees.......................        462          570          175            253            490
                                          --------     --------      -------       --------       --------
          Total revenues...............    141,714      294,334       97,272        156,509        363,399
Expenses:
  Cost of goods sold and occupancy
     costs.............................     86,372      194,761       65,246        109,858        240,356
  Company-owned stores operating and
     selling expense...................     31,880       73,970       24,111         42,052         83,470
  Franchise expense....................      3,998        4,114        1,803          1,906          4,406
  General and administrative expense...      7,049       15,939        5,615         15,856         30,399
                                          --------     --------      -------       --------       --------
          Total expenses...............    129,299      288,784       96,775        169,672        358,631
                                          --------     --------      -------       --------       --------
Income (loss) before interest and
  income taxes.........................     12,415        5,550          497        (13,163)         4,768
  Interest expense (income), net.......       (212)       2,636          873          2,378          8,423
                                          --------     --------      -------       --------       --------
Income (loss) before income taxes......     12,627        2,914         (376)       (15,541)        (3,655)
  Provision for income taxes
     (benefit).........................      4,957        1,127         (146)        (2,125)        (4,636)
                                          --------     --------      -------       --------       --------
Net income (loss)......................   $  7,670     $  1,787      $  (230)      $(13,416)      $    981
                                          ========     ========      =======       ========       ========
  Basic earnings (loss) per share......   $   0.65     $   0.14      $ (0.02)      $  (1.08)      $   0.08
                                          ========     ========      =======       ========       ========
     Weighted average shares
       outstanding -- basic............     11,749       12,411       12,376         12,455         12,611
                                          ========     ========      =======       ========       ========
  Diluted earnings (loss) per share....   $   0.64     $   0.14      $ (0.02)      $  (1.08)      $   0.07
                                          ========     ========      =======       ========       ========
     Weighted average shares
       outstanding -- diluted..........     12,039       12,704       12,376         12,455         14,283
                                          ========     ========      =======       ========       ========

          See accompanying notes to consolidated financial statements.

                     PARTY CITY CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                          COMMON STOCK         ADDITIONAL
                                      ---------------------     PAID-IN-     RETAINED
                                        SHARES      AMOUNTS     CAPITAL      EARNINGS     TOTAL
                                      ----------    -------    ----------    --------    --------
Balance at January 1, 1997..........  10,441,001     $104       $17,713      $  5,744    $ 23,561
Sale of common shares...............   1,800,000       18        15,582            --      15,600
Expenses incurred on sale of common
  shares............................          --       --        (1,415)           --      (1,415)
Exercise of stock options...........      59,094        1           266            --         267
Tax effect of non-qualified
  options...........................          --       --           100            --         100
Net income..........................          --       --            --         7,670       7,670
                                      ----------     ----       -------      --------    --------
Balance at December 31, 1997........  12,300,095      123        32,246        13,414      45,783
Exercise of stock options...........     152,274        2           722            --         724
Tax effect of non-qualified
  options...........................          --       --         1,074            --       1,074
Net income..........................          --       --            --         1,787       1,787
                                      ----------     ----       -------      --------    --------
Balance at December 31, 1998........  12,452,369      125        34,042        15,201      49,368
Exercise of stock options...........       3,169       --            33            --          33
Tax effect of non-qualified
  options...........................          --       --           (51)           --         (51)
Net loss............................          --       --            --       (13,416)    (13,416)
                                      ----------     ----       -------      --------    --------
Balance at July 3, 1999.............  12,455,538      125        34,024         1,785      35,934
Issuance of common shares in
  exchange for professional
  services..........................     266,667        2           798            --         800
Tax effect of non-qualified
  options...........................          --       --           (10)           --         (10)
Issuance of warrants in connection
  with Senior Notes.................          --       --         3,156            --       3,156
Net income..........................          --       --            --           981         981
                                      ----------     ----       -------      --------    --------
Balance at July 1, 2000.............  12,722,205     $127       $37,968      $  2,766    $ 40,861
                                      ==========     ====       =======      ========    ========

          See accompanying notes to consolidated financial statements.

                     PARTY CITY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   YEAR ENDED
                                                  DECEMBER 31,             SIX MONTHS ENDED
                                               -------------------   ----------------------------
                                                 1997       1998     JUNE 30, 1998   JULY 3, 1999   JULY 1, 2000
                                               --------   --------   -------------   ------------   ------------
                                                                      (UNAUDITED)
Cash flow from operating activities:
  Net income (loss)..........................  $  7,670   $  1,787     $   (230)       $(13,416)      $    981
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization............     2,794      6,598        2,730           5,229         10,757
    Impairment provision.....................        --         --           --             300          1,172
    Non-cash interest and financing costs....        --         --           --              --          1,506
    Deferred rent............................     1,813      2,459        1,024           1,082            978
    Provision for doubtful accounts..........       275        127           --             204            975
    Loss on disposition and sale of stores...        99         --           --             234          1,386
    Deferred tax asset.......................      (543)      (933)          (6)         (2,338)        (6,213)
  Changes in assets and liabilities
    Merchandise inventory....................   (23,853)   (15,618)     (11,997)         11,897            186
    Refundable income taxes..................        --         --         (230)         (6,848)         6,084
    Advance merchandise payments.............        --         --           --          (9,439)         7,069
    Other current assets.....................    (5,197)    (1,201)      (4,575)         (4,047)        (2,642)
    Other assets.............................      (335)      (639)        (627)            331           (223)
    Accounts payable.........................    19,950      6,919       (2,116)         16,540        (22,417)
    Accrued expenses.........................     5,013      1,879       (2,179)            972          4,742
    Income taxes payable.....................     1,176     (3,080)      (3,080)             --             --
    Other current liabilities................       (11)      (365)        (468)            167          5,299
    Other long-term liabilities..............       197       (630)          --             (89)          (306)
                                               --------   --------     --------        --------       --------
       Net cash provided by (used in)
         operating activities................     9,048     (2,697)     (21,754)            779          9,334
  Cash flow from investment activities:
    Purchases of property and equipment,
       net...................................   (18,272)   (30,638)     (10,598)         (5,970)        (4,109)
    Proceeds from sales of stores............        --         --           --              --         10,293
    Stores acquired..........................   (21,653)    (8,456)      (2,234)         (1,963)            --
                                               --------   --------     --------        --------       --------
       Net cash provided by (used in)
         investing activities................   (39,925)   (39,094)     (12,832)         (7,933)         6,184
  Cash flow from financing activities:
    Net proceeds from sale of stock..........    14,185         --           --              --            800
    Proceeds from issuance of Senior Notes
       and warrants..........................        --         --           --              --         37,000
    Debt issue costs.........................        --         --           --              --         (2,278)
    Proceeds from exercise of stock
       options...............................       267        724          549              33             --
    Tax effect of non-qualified stock
       options...............................       100      1,074           --             (51)           (10)
    Net proceeds from (payments on) Credit
       Agreement.............................     4,610     43,650       35,891          11,750        (58,550)
                                               --------   --------     --------        --------       --------
  Net cash provided by (used in) financing
    activities...............................    19,162     45,448       36,440          11,732        (23,038)
                                               --------   --------     --------        --------       --------
  Net increase (decrease) in cash and cash
    equivalents..............................   (11,715)     3,657        1,854           4,578         (7,520)
  Cash and cash equivalents, beginning of
    period...................................    14,950      3,235        3,235           6,892         11,470
                                               --------   --------     --------        --------       --------
  Cash and cash equivalents, end of period...  $  3,235   $  6,892     $  5,089        $ 11,470       $  3,950
                                               ========   ========     ========        ========       ========
  Supplemental disclosure of cash flow
    information:
    Income taxes paid........................  $  4,219   $  3,433     $  3,207        $  2,469       $    653
    Interest paid............................       294      2,402          469           2,781          5,443

          See accompanying notes to consolidated financial statements.

                     PARTY CITY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidated Financial Statements

     Party City Corporation (the "Company") is incorporated in the State of Delaware and operates retail party supplies stores within the continental United States and sells franchises on an individual store and area franchise basis throughout the United States, Puerto Rico, Spain, Portugal and Canada. At September 20, 2000, the Company had 198 Company-owned stores and 227 franchise stores in its network. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Party City Michigan, Inc. All significant intercompany balances and transactions have been eliminated.

     The Company's fiscal year ends on the Saturday nearest June 30. The term "Fiscal Year" refers to the 52-53 weeks ending the Saturday nearest June 30, unless otherwise noted.

  Cash and Cash Equivalents

     The Company considers its highly liquid investments purchased as part of daily cash management activities to be cash equivalents.

  Fair Value of Financial Instruments

     Financial instruments consist of cash equivalents, accounts receivable, accounts payable and debt obligations. The carrying amounts reported in the balance sheets of such financial instruments approximate their fair market values due to their short-term maturity. The carrying amount of the Senior Notes approximates fair value due to their recent issuance.

  Allowance for Doubtful Accounts

     The allowance for doubtful accounts on receivables from franchisees at December 31, 1998, July 3, 1999, and July 1, 2000, was $166,000, $379,000 and
$917,000 respectively.

  Merchandise Inventory

     The Company values its inventory at the lower of average cost (which approximates FIFO) or market. Provision for slow moving inventory is charged to operations in the period in which such estimates are determined by management.

  Advance Merchandise Payments

     As of July 1, 2000, the Company had $2.4 million in deposits with those vendors that required partial advanced payments prior to shipment. At July 3, 1999, the Company had $9.4 million in cash-in-advance payments. Prior to January 15, 2000, merchandise purchases were made primarily on a cash-in-advance basis as an on-account payment and were classified in current assets. As merchandise inventory attributable to these on-account payments was received in the stores, an adjustment was made in the Company's accounting records to reflect the purchase in merchandise inventory and reduce the advance merchandise payments account.

  Advertising Fund

     Pursuant to its franchise agreements, the Company collects 1% of the net sales of its franchise stores for contribution into the Advertising Fund (the "Ad Fund"). These amounts are restricted in their use for advertising on behalf of the franchisees. Receipts and disbursements are not recorded as income or expense since the Company does not have full discretion over the use of the funds. The Company also contributes 1%

                     PARTY CITY CORPORATION AND SUBSIDIARY
of net sales of its owned stores into the Ad Fund. To cover the expenses of fund administration, the Company charges the Ad Fund a management fee equal to 5% of the funds contributed by franchisees. For the year ended December 31, 1997 and 1998, the six month periods ended June 30, 1998 (unaudited) and July 3, 1999 and the year ended July 1, 2000, Ad Fund management fees of $210,000, $278,000, $101,000, $139,000 and $360,000, respectively, were collected by the Company and credited to general and administrative expense.

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

  Intangibles

     Trademarks, which are included in other assets, consist primarily of capitalized legal costs and are being amortized using the straight-line method over the estimated useful lives of the assets. The excess of purchase price over the fair value of the net assets acquired in connection with the purchase of stores ("goodwill") is being amortized on a straight-line basis over 15 years. At December 31, 1998, July 3, 1999 and July 1, 2000 the cost of goodwill was $20.8 million, $20.8 million and $18.1 million, respectively.

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

                     PARTY CITY CORPORATION AND SUBSIDIARY

  Stock Options

     As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans. The Company will continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has complied with the disclosure requirements of SFAS No. 123.

  Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share also includes the dilutive effect of potential common shares (dilutive stock options and warrants) outstanding during the period. All earnings per share data for the year ended December 31, 1997, have been retroactively adjusted for the three-for-two common stock split that occurred on January 16, 1998.

  Revenue Recognition

     The Company operates predominately as a retailer through its Company owned stores. The retail segment recognizes revenue at the point of sale. Allowances for sales returns are recorded as a component of net sales in the periods in which the related sales are recognized.

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

                                                            NUMBER OF STORES
                                ------------------------------------------------------------------------
                                                YEAR ENDED
                                               DECEMBER 31,                   SIX MONTHS
                                ------------------------------------------      ENDED        YEAR ENDED
                                    1996           1997           1998       JULY 3, 1999   JULY 1, 2000
                                ------------   ------------   ------------   ------------   ------------
Franchise stores in operation
  at beginning of the
  period......................      132            164            158            167            178
Franchise stores opened during
  the period..................       32             19             19             11             18
Franchise stores acquired
  during the period...........       --            (24)            (9)            --             --
Stores sold by the Company....       --             --             --              1             18
Franchise stores closed during
  the period..................       --             (1)            (1)            (1)            (3)
                                    ---            ---            ---            ---            ---
Franchise stores in operation
  at the end of the period....      164            158            167            178            211
                                    ===            ===            ===            ===            ===

                     PARTY CITY CORPORATION AND SUBSIDIARY

  Store Opening and Closing Costs

     New store opening costs are expensed as incurred. In the event a store is closed before its lease expires, the estimated lease obligation, less any sublease rental income, is provided in the period of closing.

  Advertising Costs

     The costs associated with store advertising are expensed in the period in which the related promotion and sales occur. Advertising expense was approximately $7.0 million, $16.0 million, $4.3 million, $7.4 million and $17.2 million for the years ended December 31, 1997 and 1998, the six month periods ended June 30, 1998 (unaudited) and July 3, 1999, and the year ended July 1, 2000, respectively.

  Effect of New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. For Fiscal Year 2001, the Company is required to adopt SFAS No. 133. The Company has determined that the application of SFAS No. 133 will not have a material impact on its financial position or results of operations.

     In November 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition." This bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or service has been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized, and therefore believes that the issuance of this bulletin does not have a material impact on its financial statements.

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

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include provision for slow-moving inventory, liability for incurred but not reported medical claims and accrued workers compensation claims.

  Concentration

     The Company had four suppliers who in the aggregate constituted approximately 42% of the Company's purchases for the year ended July 1, 2000. The loss of any of these suppliers would adversely affect the Company's operations.

                     PARTY CITY CORPORATION AND SUBSIDIARY

  Reclassifications

     Certain reclassifications have been made to the consolidated financial statements in prior periods to conform to the current period presentation.

2.  ACQUISITIONS AND DISPOSITION OF STORES

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

     Assuming the stores acquired during the year ended December 31, 1997 and 1998, were acquired on January 1, 1997, the pro forma results would have been as follows (in thousands, except per share amounts) (unaudited):

                                                                   YEAR ENDED
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
Total revenues..............................................  $174,817    $301,913
Net income..................................................     8,834       2,368
Basic earnings per share....................................  $   0.75    $   0.19
Diluted earnings per share..................................      0.73        0.19

                     PARTY CITY CORPORATION AND SUBSIDIARY

     The pro forma results are not necessarily indicative of the results of operations that would have occurred had the transactions been consummated as indicated nor are they intended to indicate results that may occur in the future.

  Sales of Company-Owned Stores

     In order to meet the cash flow requirements of the Halloween seasonal purchase of inventory and to meet the requirements of the Bank Forbearance Agreement, the Company began a program to identify stores for sale to existing franchisees to generate working capital. In June 1999, one store with a net book value of approximately $400,000, was sold to a franchisee for $370,000. In the first quarter of Fiscal Year 2000, an additional 17 stores with a net book value of $9.4 million, were sold to franchisees for total proceeds of approximately $9.5 million. In connection with the sales, normal royalty fees were waived for negotiated periods up to five years. The net proceeds from the sale of stores was required under the Bank Forbearance Agreement to be used to pay down the outstanding borrowings under the Credit Agreement. Losses of $1.4 million and deferred royalty income of $1.1 million were recognized on the sales of the stores in Fiscal Year 2000. In Fiscal 2000, the Company sold an additional store to a franchisee and recognized a gain of $75,000. The losses were included in general and administrative expenses in the consolidated statement of operations.

3.  OTHER CURRENT ASSETS

     Other current assets consist of the following (in thousands):

                                                  DECEMBER 31,
                                                      1998        JULY 3, 1999    JULY 1, 2000
                                                  ------------    ------------    ------------
Restricted cash from advertising fund...........     $   90         $    68         $ 1,495
Receivables from franchisees:
  Royalty fees..................................      1,201           1,124             901
  Other.........................................        795             977             706
Deferred income taxes...........................      1,284           4,225           5,976
Prepaid expenses and other current assets.......      6,447          10,206          10,518
                                                     ------         -------         -------
                                                     $9,817         $16,600         $19,596
                                                     ======         =======         =======

4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                  DECEMBER 31,
                                                      1998        JULY 3, 1999    JULY 1, 2000
                                                  ------------    ------------    ------------
Equipment.......................................    $22,142         $24,570         $ 26,466
Furniture.......................................     21,894          23,318           22,190
Leasehold improvements..........................     14,543          16,112           14,949
Automobiles.....................................        102             102               40
                                                    -------         -------         --------
                                                     58,681          64,102           63,645
Less: accumulated depreciation and
  amortization..................................     (8,977)        (13,545)         (22,198)
                                                    -------         -------         --------
                                                    $49,704         $50,557         $ 41,447
                                                    =======         =======         ========

                     PARTY CITY CORPORATION AND SUBSIDIARY

5.  OTHER ASSETS

     Other assets consist of the following (in thousands):

                                                  DECEMBER 31,
                                                      1998        JULY 3, 1999    JULY 1, 2000
                                                  ------------    ------------    ------------
Deferred income taxes...........................     $  603           $ --           $4,462
Loan commitment fees and other..................      1,237            906            2,574
                                                     ------           ----           ------
                                                     $1,840           $906           $7,036
                                                     ======           ====           ======

6.  IMPAIRMENT OF LONG-LIVED ASSETS

     For the six months ended July 3, 1999, the Company recorded an impairment charge of $300,000 relating to goodwill and fixed assets for five stores. In the fiscal year ended July 1, 2000, the Company recorded an additional impairment charge of $1.2 million relating to goodwill and fixed assets for seven stores. These twelve stores have not achieved expected sales and earnings. The Company determined that each store's projected cash flow could not support future amortization of the remaining goodwill and fixed assets and an impairment charge was warranted. The amount of impairment was measured on the basis of projected discounted cash flows using a discount rate indicative of the Company's average cost of funds. The Company will continually assess the recoverability of goodwill and fixed asset balances of all long-lived assets and intangibles. The impairment charge is applicable to the Company's retail segment and is included in general and administrative expense in the consolidated statement of operations. No impairment charge was incurred in the years ended December 31, 1997 and 1998.

7.  ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                  DECEMBER 31,
                                                      1998        JULY 3, 1999    JULY 1, 2000
                                                  ------------    ------------    ------------
Accrued compensation............................     $1,761         $ 3,037         $ 3,422
Sales and use taxes.............................      2,204           1,741           1,402
Other...........................................      4,908           5,367          10,633
                                                     ------         -------         -------
                                                     $8,873         $10,145         $15,457
                                                     ======         =======         =======

8.  FINANCING AGREEMENTS

     On April 24, 1998, the Company refinanced and replaced its then existing $20 million loan facility with a $60 million secured revolving line of credit agreement with a group of banks maturing April 24, 2001 (as amended, the "Credit Agreement"). Advances under the Credit Agreement originally bore interest, at the Company's option, at the agent bank's base rate (the higher of the bank's prime rate or the federal funds rate plus 1/2% per annum) or LIBOR plus an applicable margin. The Company's failure to issue its consolidated financial statements on a timely basis was a default under the Credit Agreement. In addition to this default, the Company did not meet certain of its financial covenants, including those relating to minimum levels of profitability, net worth, liquidity, fixed charge coverage and others. Consequently, the Company's debt was subject to acceleration and was classified as a current liability in the consolidated balance sheet at December 31, 1998 and July 3, 1999. The Credit Agreement was secured by all the assets of the Company. Additionally, the Credit Agreement restricted the payment of dividends.

     On August 16, 1999 the Company entered in the following agreements with its existing bank lenders under the Credit Agreement (the "Banks"), a new group of investors (the "Investors") and its trade vendors.

                     PARTY CITY CORPORATION AND SUBSIDIARY

The bank lenders and the Company entered into a Standstill and Forbearance Agreement (the "Bank Forbearance Agreement"). Under the Bank Forbearance Agreement, the Banks agreed not to exercise rights and remedies based upon any existing defaults until June 30, 2000. The Company also agreed to reduce its outstanding bank borrowings from the $58.6 million outstanding at July 3, 1999, to $15 million by October 30, 1999, to increase the interest rate on its bank debt to 2% over the bank's prime interest rate and to pay a forbearance fee of $580,000.

     On August 17, 1999, the Company received $30 million in financing from the Investors. The Investors purchased senior secured notes and warrants pursuant to separate securities purchase agreements (the "Securities Purchase Agreements") each dated as of August 16, 1999. Under these Securities Purchase Agreements, the Company issued (i) $10 million of its 12.5% Secured Notes due 2003 (the "A Notes"); (ii) $5 million of its 13.0% Secured Notes due 2003 (the "B Notes");
(iii) $5 million of its 13.0% Secured Notes due 2002 (the "C Notes"); (iv) $10 million of its 14.0% Secured Notes due 2004 (the "D Notes", and together with the A Notes, the B Notes and the C Notes, the "Notes"); and (v) warrants (the "Warrants") to purchase 6,880,000 shares of the Company's common stock at an initial exercise price of $3.00 per share. The Warrants were valued at $1,9650,000 based on management's estimate using certain fair value methodologies and represent an original issue discount to the C Notes and D Notes. Up to $15 million of the Notes was secured by a first lien that was pari pasu with the liens under the Credit Agreement. The Notes are secured by a junior lien on all of the Company's assets. The Company issued the Warrants in connection with the sale of the C Notes and the D Notes. The Warrants may be exercised before the close of business on August 16, 2006. The shares of common stock reserved for issuance under the Warrants represent approximately 35% of the shares of common stock outstanding after giving effect to the exercise of the Warrants. The proceeds from the $30 million in new financing were used for the purchase of seasonal inventory, payment of amounts due under the Credit Agreement, transaction fees and working capital.

     The Company also entered into an Investor Rights Agreement (the "Investor Rights Agreement") with the Investors and Jack Futterman, then the chief executive officer of the Company. In this agreement, the Company granted registration rights with respect to shares of common stock. The Company has agreed to nominate two individuals designated by the Investors to its Board of Directors. Under the Investor Rights Agreement, the Investors agreed that they will not, without the prior written consent of the Board of Directors, (i) acquire or agree to acquire, publicly offer or make any public proposal with respect to the possible acquisition of (a) beneficial ownership of any securities of the Company, (b) any substantial part of the Company's assets, or
(c) any rights or options to acquire any of the foregoing from any person; (ii) make or in any way participate in any "solicitation" of "proxies" (as such terms are defined in the rules of the Securities Exchange Act of 1934, as amended) to vote, or seek to advise or influence any person with respect to the voting of any voting securities of the Company; or (iii) make any public announcement with respect to any transaction between the Company or any of its securities holders and the Investors, including without limitation, any tender or exchange offer, merger or other business combination of a material portion of the assets of the Company. These standstill provisions terminate if the Company's consolidated earnings before interest, taxes, depreciation and amortization and exclusive of special charges, as defined in the Investor Rights Agreement, do not meet specified targets. The Company achieved its target EBITDA for calendar year 1999. Also, in connection with these transactions, one outside director of the Company resigned and two representatives of the Investors joined the Board of Directors. The Company has amended the restriction that prohibited the Investors from purchasing the Company's stock to permit purchase up to an aggregate amount of $1.5 million of the Company's common stock.

     Party City's trade vendors representing approximately $36.4 million of trade debt also entered into an agreement with the Company. Pursuant to a Vendor Standstill and Forbearance Agreement ("Vendor Forbearance Agreement"), these trade vendors agreed to forbear from taking any action against Party City until January 15, 2000. The trade vendors have received promissory notes from Party City representing one-third of their unpaid balances as of May 1, 1999 (the "Trade Notes"). The Trade Notes bore interest at a rate

                     PARTY CITY CORPORATION AND SUBSIDIARY
of 10% per year and matured on November 15, 1999. Interest on the Trade Notes was due on January 15, 2000, unless the bank debt was refinanced before such date. Separately, certain seasonal trade vendors agreed to provide trade credit to the Company for 30% of the purchases for the Halloween, Thanksgiving and year-end Holiday Seasons. These vendors received a shared lien on the Company's inventory for the amount of the credit.

     On January 14, 2000, the Company replaced the Credit Agreement with a new Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation ("Congress"), as lender. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company's option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was 2.75% per annum (subject to possible reduction to an interest rate as low as 2.25% from and after June 30, 2001, based on the Company's pre-tax income and excess availability) or (ii) at the rate of 3/4% per annum above the prime rate, totalling 10.25% at July 1, 2000. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company. At July 1, 2000, no borrowings were outstanding under the Loan Agreement. At September 15, 2000, there was $15.8 million outstanding and approximately $24.2 million was available to be borrowed under the Loan Agreement.

     On January 14, 2000, Party City also received $7 million in cash proceeds from the sale to certain of its existing Investors (the "Investor Group") of a new series of senior secured notes pursuant to a First Amendment (the "First Amendment") to the Securities Purchase Agreements. Pursuant to the First Amendment, the Company issued $7 million in aggregate principal amount of its 14.0% Secured Notes due 2002 (the "E Notes"). The E Notes are secured by a lien on substantially all of the Company's assets. The Investor Group, together with other existing Investors and Congress, have entered into an intercreditor agreement. In consideration for waivers and forbearances granted by the Investors to various defaults under the terms of the Company's A Notes, B Notes, C Notes and D Notes, the Company also agreed to amend and restate the terms of existing Warrants held by the Investors to acquire 6,880,000 shares of the Company's Common Stock. The amended and restated Warrants (the "Amended Warrants") provide for an exercise price of $1.07 per share and were issued upon surrender of the Warrants which had an exercise price of $3.00 per share. The Amended Warrants were valued at $3,156,000 based on management's estimate using certain fair value methodologies and represent an original issue discount to the C Notes and D Notes. This discount is being amortized using the effective interest method. The effective yield is 28.6% and 28.9% on the C Notes and D Notes, respectively.

     The Company used the proceeds from the sale of the E Notes and initial amounts borrowed under the revolving credit facility (i) to pay off all amounts owed under the Credit Agreement , (ii) to pay all amounts owed on the Trade Notes and (iii) to pay the remaining amounts owed to various seasonal trade vendors for credit extended for inventory purchased by the Company for the 1999 Halloween, Thanksgiving and year-end seasons. All the remaining unpaid vendor balances that were originally due May 1, 1999, were satisfied by individual arrangements with such vendors.

     The Company was in compliance with the financial covenants of the Loan Agreement and the Notes at July 1, 2000.

                     PARTY CITY CORPORATION AND SUBSIDIARY

9.  EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                   SIX MONTHS ENDED
                                              YEAR ENDED        -----------------------     YEAR
                                             DECEMBER 31,                                   ENDED
                                          ------------------     JUNE 30,      JULY 3,     JULY 1,
                                           1997       1998         1998          1999       2000
                                          -------    -------    -----------    --------    -------
                                                                (UNAUDITED)
Net income (loss).......................  $ 7,670    $ 1,787    $     (230)    $(13,416)   $   981
Average shares outstanding..............   11,749     12,411        12,376       12,455     12,611
Earnings (loss) per share -- basic......  $  0.65    $  0.14    $    (0.02)    $  (1.08)   $  0.08
Dilutive effect of stock options........      290        293            (a)          (a)        13
Dilutive effect of warrants.............       --         --            --           --      1,659
Average common and common equivalent
  shares outstanding....................   12,039     12,704        12,376       12,455     14,283
Earnings (loss) per share -- diluted....  $  0.64    $  0.14    $    (0.02)    $  (1.08)   $  0.07

---------------
(a) In periods with losses, options were excluded from the computation of diluted earnings per share because they would be antidilutive.

    Options to purchase, 134,000, 973,976, 1,026,826 and 1,150,064 common shares at prices ranging from $1.67 to $30.50 per share were outstanding at December 31, 1998, June 30, 1998, July 3, 1999, and July 1, 2000
    respectively, but were not included in the computation of dilutive earnings per share because to do so would have been anti-dilutive for the periods presented.

10.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS

     The Company has 25,000,000 shares authorized of its $.01 par value common stock. Shares issued and outstanding were 12,452,369, 12,455,538 and 12,722,205 at December 31, 1998, July 3, 1999 and July 1, 2000 respectively.

     On May 8, 1997, the Company completed a secondary public offering of its common stock. The total offering was for 3,360,000 shares of common stock, of which 1,800,000 shares were offered by the Company and 1,560,000 were offered by certain selling stockholders. The offering price was $8.67 per share. Proceeds to the Company net of offering expenses were $14,185,000. On December 18, 1997, the Board of Directors declared a three-for-two common stock split effective January 16, 1998. All common stock and per share data have been retroactively adjusted for the stock split.

     On October 19, 1999, the Company's board of directors adopted the Company's 1999 Stock Incentive Plan ("1999 Plan"). This adoption was approved by the company's stockholders on November 15, 1999. A total of 500,000 shares of the Company's common stock were reserved for issuance under the 1999 Plan. Pursuant to agreement into which the Company entered in connection with the issuance of the Senior Notes, the Company may not grant options to purchase more than 500,000 shares of common stock at an exercise price of less than $10 per share.

     The purpose of the 1999 Plan is to promote the long-term financial success of the Company by enhancing the ability of the Company to attract, retain and reward individuals who can and do contribute to such success and to further align the interest of the company's key personnel with its stockholders. Key employees, directors and consultants of the company and its subsidiary are eligible to receive options under 1999 Plan.

     The 1999 Plan provides for the grants of options and restricted stock and other stock-based awards as the compensation committee of the board of directors may from time to time deem appropriate. Such awards

                     PARTY CITY CORPORATION AND SUBSIDIARY
include stock appreciation rights, phantom stock awards, bargain purchase of stock and stock bonuses. Vesting and other terms of stock options awarded are set out in the agreements between the Company and the individuals receiving such awards. The exercise price of the options is determined by the compensation committee at the time of grant and will not be less than the fair market value of the Company's common stock on the date of grant. Options granted under the 1999 Plan vest over four years from date of grant, and expire in ten years.

     The Company also maintains the Amended and Restated 1994 Stock Option Plan ("1994 Plan") pursuant to which options were granted to employees, directors and consultants for the purchase of common stock of the company. The 1994 Plan, as amended, permitted the Company to grant incentive and non-qualified stock options to purchase a total of 1,800,000 shares of the company's common stock. The exercise price was not less than the fair value at date of grant. On September 4, 2000, the 1994 Plan terminated. From that time forward, no additional grants of options under the 1994 Plan are permitted. The original terms of the agreements between the Company and the individuals receiving the grants under the 1994 Plan with respect to vesting, expiration and exercise price remain unchanged.

     The following tables summarize information about stock option transactions for the 1999 and 1994 Plan:

                                                                                WEIGHTED
                                                                            AVERAGE EXERCISE
                                                        NUMBER OF SHARES         PRICE
                                                        ----------------    ----------------
Balance at January 1, 1997............................       534,250             $ 7.54
Granted...............................................       583,625              12.66
Exercised.............................................       (56,600)              4.62
Canceled..............................................       (64,250)             10.59

Balance at December 31, 1997..........................       997,025              10.51
Granted...............................................       453,000              19.73
Exercised.............................................      (152,274)              4.75
Canceled..............................................      (203,000)             20.37
                                                           ---------
Balance at December 31, 1998..........................     1,094,751              13.30
Granted...............................................        74,500               5.38
Exercised.............................................        (3,175)             10.41
Canceled..............................................      (139,250)             15.25
                                                           ---------
Balance at July 3, 1999...............................     1,026,826              12.47
Granted...............................................       780,250               2.28
Canceled..............................................      (285,950)             12.23
                                                           ---------
Balance at July 1, 2000...............................     1,521,126               7.29
                                                           =========
Options Exercisable at:
December 31, 1997.....................................       244,650
December 31, 1998.....................................       352,251
July 3, 1999..........................................       448,701
July 1, 2000..........................................       559,123

                     PARTY CITY CORPORATION AND SUBSIDIARY

                                           OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                ------------------------------------------      ---------------------------
                                                    WEIGHTED
                                                     AVERAGE      WEIGHTED                         WEIGHTED
                                    NUMBER          REMAINING     AVERAGE           NUMBER         AVERAGE
                                  OUTSTANDING      CONTRACTUAL    EXERCISE        EXERCISABLE      EXERCISE
RANGE OF EXERCISE PRICES        AT JULY 1, 2000       LIFE         PRICE        AT JULY 1, 2000     PRICE
------------------------        ---------------    -----------    --------      ---------------    --------
$1.67                                 50,000          9.84         $ 1.67                --         $ 0.00
$1.71 to $2.00                       476,500          9.44           1.99                --           0.00
$2.25 to $6.67                       355,150          8.77           3.78           123,650           5.30
$8.83 to $10.17                      314,250          6.47           9.96           233,750           9.97
$10.25 to $32.50                     325,226          7.41          17.17           201,723          16.71
-----------------------------------------------------------------------------------------------------------
$1.67 to $32.50                    1,521,126          8.25         $ 7.29           559,123         $11.37

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

                                 YEAR ENDED
                                DECEMBER 31,               SIX MONTHS ENDED
                           ----------------------    -----------------------------     YEAR ENDED
                             1997         1998       JUNE 30, 1998    JULY 3, 1999    JULY 1, 2000
                           ---------    ---------    -------------    ------------    ------------
                                                      (UNAUDITED)
Expected volatility......     40%         100%           100%            120%            137%
Expected lives...........  4.3 years    5.0 years      5.0 years      5.0 years       5.0 years
Risk-free interest
  rate...................    5.7%         5.2%           5.2%            5.5%            6.2%
Expected dividend
  yield..................     0%           0%             0%              0%              0%

     Set forth below are the Company's net income (loss) and earnings (loss) per share presented "as reported" and pro forma as if compensation cost were recognized in accordance with the provisions of SFAS No. 123 (in thousands, except per share data):

                                        YEAR ENDED
                                       DECEMBER 31,           SIX MONTHS ENDED
                                      ---------------   ----------------------------    YEAR ENDED
                                       1997     1998    JUNE 30, 1998   JULY 3, 1999   JULY 1, 2000
                                      ------   ------   -------------   ------------   ------------
                                                         (UNAUDITED)
Net income (loss):
  As reported.......................  $7,670   $1,787      $ (230)        $(13,416)      $   981
  Pro-forma.........................   6,944      174        (963)        $(14,252)         (383)
Basic earnings (loss) per share:
  As reported.......................  $ 0.65   $ 0.14      $(0.02)        $  (1.08)      $  0.08
  Pro-forma.........................    0.59     0.01       (0.08)        $  (1.14)        (0.03)
Diluted earnings (loss) per share:
  As reported.......................  $ 0.64   $ 0.14      $(0.02)        $  (1.08)      $  0.07
  Pro-forma.........................    0.58     0.01       (0.08)        $  (1.14)        (0.03)

                     PARTY CITY CORPORATION AND SUBSIDIARY

11.  INCOME TAXES

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                        YEAR ENDED
                                       DECEMBER 31,           SIX MONTHS ENDED
                                      ---------------   ----------------------------    YEAR ENDED
                                       1997     1998    JUNE 30, 1998   JULY 3, 1999   JULY 1, 2000
                                      ------   ------   -------------   ------------   ------------
                                                         (UNAUDITED)
Current:
  Federal...........................  $4,519   $1,721       $(127)        $   310        $ 1,575
  State.............................     981      339         (13)            (97)             2
                                      ------   ------       -----         -------        -------
                                       5,500    2,060        (140)            213          1,577
Deferred:
  Federal...........................    (464)    (796)         (6)         (2,642)        (4,787)
  State.............................     (79)    (137)         --             304         (1,426)
                                      ------   ------       -----         -------        -------
                                        (543)    (933)         (6)         (2,338)        (6,213)
                                      ------   ------       -----         -------        -------
                                      $4,957   $1,127       $(146)        $(2,125)       $(4,636)
                                      ======   ======       =====         =======        =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. In the six month period ended July 3, 1999, the Company recorded a valuation allowance on certain of the Company's deferred tax assets due to uncertainties associated with generating taxable income needed to recover such assets. As of July 3, 1999, it was uncertain when the Company would generate sufficient taxable income, consequently, the Company determined it was more likely than not that such deferred tax assets could not be recovered. As of July 1, 2000, the Company recognized $3.7 million related to the reversal of such valuation reserves.

     The Company changed its year end for financial reporting to the 52-53 week year ending closest to June 30 effective the period ended July 3, 1999. The tax year end remains December 31.

                     PARTY CITY CORPORATION AND SUBSIDIARY

     Significant components of the net deferred tax asset at December 31, 1998, July 3, 1999 and July 1, 2000 are as follows (in thousands):

                                                  DECEMBER 31,
                                                      1998        JULY 3, 1999    JULY 1, 2000
                                                  ------------    ------------    ------------
Current:
  Inventory.....................................    $ 1,030          $1,218          $2,813
  Vacation pay accrual..........................        158             183             188
  Reserves not currently deductible.............         --             401             608
  Amortization of goodwill......................         --             220             115
  Part year federal net operating loss..........         --           4,225           3,012
  Deferred state taxes..........................         --             184            (760)
  Valuation allowance...........................         --          (2,206)             --
  Other.........................................         96              --              --
                                                    -------          ------          ------
     Net current deferred tax asset.............    $ 1,284          $4,225          $5,976
                                                    =======          ======          ======
Non-current:
  Deferred rent.................................    $ 2,261          $2,525          $2,991
  Start-up costs................................       (381)           (404)           (294)
  Property and equipment........................     (1,798)         (2,187)         (2,005)
  Deferred state taxes..........................         84            (184)            298
  Foreign tax credit............................         --              --             202
  Miscellaneous reserves........................         --              --             438
  Part year federal and state net operating
     loss.......................................         --           1,640           2,525
  AMT credit....................................        437             347             509
  Valuation allowance...........................         --          (1,737)           (202)
                                                    -------          ------          ------
     Non-current deferred tax asset.............    $   603          $   --          $4,462
                                                    =======          ======          ======

     The following table reconciles the statutory Federal income tax rate with the effective rate of the Company for the periods ended:

                                      DECEMBER 31,           SIX MONTHS ENDED
                                      -------------    ----------------------------     YEAR ENDED
                                      1997    1998     JUNE 30, 1998   JULY 3, 1999    JULY 1, 2000
                                      -----   -----    -------------   ------------    ------------
                                                        (UNAUDITED)
Federal statutory rate/(benefit)....  35.0%   34.0%        (34.0%)        (34.0%)          (34.0%)
State income taxes net of federal
  benefit...........................   4.7     5.4          (3.6)          (3.6)             4.0
Valuation allowance.................    --      --            --           25.4           (102.4)
Foreign tax.........................    --      --            --             --              1.9
Other...............................  (0.4)   (0.7)         (1.2)           1.5              3.7
                                      ----    ----         -----          -----           ------
Effective tax rate/(benefit)........  39.3%   38.7%        (38.8%)        (13.7%)         (126.8%)
                                      ====    ====         =====          =====           ======

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

     For the years ended December 31, 1997 and 1998, the six months ended June 30, 1998 (unaudited) and July 3, 1999, and the year ended July 1, 2000, matching contributions of $65,000, $121,000, $50,000, $107,000 and $232,000,
respectively, were expensed under the 401(k) Plan.

                     PARTY CITY CORPORATION AND SUBSIDIARY

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

     Royalty fees of $24,000, $58,000, $22,000 and $26,000 relating to the above are included in the accompanying consolidated financial statements for the years ended December 31, 1997 and 1998, and the six months ended June 30, 1998 and July 1, 1999, respectively.

     The Company provided bookkeeping services for certain of these related parties. The Company charged such parties approximately $94,000, $14,000 and $15,000 for the years ended December 31, 1996, 1997, and 1998 respectively. As of July 3, 1999, all such services were terminated. Office expenses allocated from the affiliate to the Company were based upon the square footage occupied by the Company. Personnel costs allocated to the affiliate were based upon an analysis of the percentage of time individuals devoted to services for the affiliate stores. Management believes that both allocation methods are reasonable to determine the appropriate expenses to be allocated.

     On August 31, 1998, the Company acquired four franchise stores in the Chicago market from, Duayne Weinger, a director of the Company at a purchase price of $3.9 million.

     In June 1999, Steven Mandell granted an option to acquire 1,000,000 shares of the shareholder's common stock to Jack Futterman, then the Company's chief executive officer. The option vested immediately and has an exercise price of $3.00 a share, the fair value of the common stock at date of grant. The option expires in June 2004.

     On November 2, 1999, the Company's non-executive chairman of the board purchased $167,000 of the Company's 13.0% Secured Notes due 2002, $333,000 of the Company's 14.0% Secured Notes due 2004, and Warrants to purchase 229,333 shares of the Company's stock from one of the Investors for a total purchase price of $498,000. For the year ended July 1, 2000, the Company paid $72,000 of interest related to these Notes.

     As of July 3, 1999, Erik Mandell, an officer of the Company and the son of Steven Mandell, owned one franchise store. During the year ended July 1, 2000, Steven Mandell acquired this store from Erik Mandell. On July 27, 2000, the Company purchased this store from Steven Mandell. Total consideration for the purchase was $516,000. Neither Steven Mandell nor Erik Mandell owns any other Party City franchise stores.

14.  LEASE COMMITMENTS

  Leases

     The Company leases real estate in connection with the operation of corporate retail stores as well as its corporate office. The store leases are for properties ranging in size from 6,750 to 15,900 square feet. The terms range from five years to twenty years, and expire by 2016. The leases contain escalation clauses, renewal options from five years to ten years and obligations for reimbursement of common area maintenance and real

                     PARTY CITY CORPORATION AND SUBSIDIARY
estate taxes. Certain leases contain contingent rent based upon specified sales volume. For the years ended December 31, 1997 and 1998, and the six months ended June 30, 1998 (unaudited) and July 3, 1999, and the year ended July 1, 2000, no such contingent rent was paid.

     At July 1, 2000, the Company leased 23 motor vehicles. The terms range from 24 to 36 months, and expire through March 2002.

     In August 1997, the Company entered into a five-year capital lease with a present value of approximately $1.6 million for computer hardware and software. The Company has the option to purchase the equipment for a nominal cost at the termination of the lease. The leased hardware is included in property and equipment at a net book value of approximately $580,000 at July 1, 2000. The leased software has been fully depreciated.

     Future minimum lease payments under outstanding leases at July 1, 2000, are as follows (in thousands):

                                                                               OPERATING
                                                              CAPITAL LEASE     LEASES
                                                              -------------    ---------
Fiscal year ending:
2001........................................................     $  366        $ 35,839
2002........................................................        366          35,512
2003........................................................         --          34,350
2004........................................................         --          33,416
2005........................................................         --          32,085
Thereafter..................................................         --          93,340
                                                                 ------        --------
Total minimum lease payments................................        732        $264,542
                                                                               ========
Less amount representing interest...........................        (23)
                                                                 ------
Present value of net minimum lease payments.................        709
Less current maturities, included in other current
  liabilities...............................................        349
                                                                 ------
Long-term obligation........................................     $  360
                                                                 ======

     Rent expense for all operating leases was $12.0 million, $27.3 million, $11.1 million, $19.3 million, and $35 million for the years ended December 31, 1997 and 1998, the six months ended June 30, 1998 (unaudited) and July 3, 1999, and the year ended July 1, 2000, respectively. The Company is obligated for guarantees, subleases or assigned lease obligations for 27 of its franchisees through 2011, including the 17 stores sold in the first quarter of Fiscal Year 2000. The aggregate future minimum payments under these leases are approximately $36.7 million.

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

                     PARTY CITY CORPORATION AND SUBSIDIARY

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

16.  SEGMENT INFORMATION

     The Company owns, operates and franchises party supplies stores in the United States and, to a limited extent in Europe. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pre-tax operating profit of each segment. Accordingly, the Company reports two segments - retail and franchising. The retail segment generates revenue through the sale of primarily third-party branded party goods through Company-owned stores. The franchising segment generates revenue through the charge for initial franchise fees and a royalty on retail sales. The accounting policies are described in the summary of significant accounting policies. The Company

                     PARTY CITY CORPORATION AND SUBSIDIARY
has no intersegment sales. No single customer accounts for 10% or more of total revenues. Revenues from Europe were not significant in all periods presented. All assets of the Company are located in North America.

     The following table contains key financial information of the Company's business segments (in thousands):

                                                                SIX MONTHS ENDED
                                  YEAR ENDED DECEMBER 31,    ----------------------
                                  ------------------------    JUNE 30,     JULY 3,     YEAR ENDED
                                     1997          1998         1998         1999     JULY 1, 2000
                                  ----------    ----------   -----------   --------   ------------
                                                            (UNAUDITED)
RETAIL:
Net revenue.....................   $131,028      $282,923     $ 92,718     $151,349     $349,722
Operating earnings (loss).......     12,776        14,192        3,361         (561)      25,896
Identifiable assets.............     84,939       133,435      112,727      150,232      121,190
Depreciation/ amortization......      2,433         5,721        2,368        3,771        8,351
Capital expenditures............     37,200        32,845       10,924        6,623        1,728
FRANCHISING:
Net revenue.....................   $ 10,686      $ 11,411     $  4,554     $  5,160     $ 13,677
Operating earnings..............      6,688         7,297        2,751        3,254        9,271
Identifiable assets.............      1,455         1,996        1,674        2,101        1,607
Depreciation/ amortization......         --            --           --           --           --
Capital expenditures............         --            --           --           --           --
CORPORATE/OTHER:
Net revenue.....................   $     --      $     --     $     --     $     --     $     --
Operating expense...............     (7,049)      (15,939)      (5,615)     (15,856)     (30,399)
Identifiable assets.............      3,221         8,601        4,767        8,986        9,289
Depreciation/ amortization......        361           877          362        1,458        2,406
Capital expenditures............      2,725         6,249        1,908        1,310        2,589
CONSOLIDATED TOTALS:
Net revenue.....................   $141,714      $294,334     $ 97,272     $156,509     $363,399
Operating earnings (loss).......     12,415         5,550          497      (13,163)       4,768
Interest expense (income),
  net...........................       (212)        2,636          874        2,378        8,423
                                   --------      --------     --------     --------     --------
Income (loss) before income
  taxes (benefit)...............     12,627         2,914         (376)     (15,541)      (3,655)
Income taxes (benefit)..........      4,957         1,127         (146)      (2,125)      (4,636)
                                   --------      --------     --------     --------     --------
Net income (loss)...............   $  7,670      $  1,787     $   (230)    $(13,416)    $    981
                                   ========      ========     ========     ========     ========
Identifiable assets.............   $ 89,615      $144,032     $119,168     $161,319     $132,086
Depreciation/ amortization......      2,794         6,598        2,730        5,229       10,757
Capital expenditures............     39,925        39,094       12,832        7,933        4,317

                     PARTY CITY CORPORATION AND SUBSIDIARY

17.  SPECIAL CHARGES AND GENERAL AND ADMINISTRATIVE EXPENSE

     As a result of the liquidity issues the Company faced in 1999 and 2000, the Company incurred substantial expenses which management believes to be nonrecurring in nature.

     In April 1999, the Company engaged the services of a crisis management firm, and several law firms, accounting firms and consultants to assist Company management with such tasks as: (1) preparing required projections, (2) contacting additional financing sources, (3) negotiating with and monitoring efforts by a vendor steering committee, (4) negotiating with representatives of the bank group, and (5) other nonrecurring consulting services. Included in general and administrative expense is approximately $5.9 million for these services incurred during the six months ended July 3, 1999 and $9.0 million for the year ended July 1, 2000.

18.  SELECTED QUARTERLY INFORMATION (UNAUDITED)(IN THOUSANDS, EXCEPT PER SHARE
DATA)

                                                                   QUARTER ENDED
                                                     -----------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH
                                                     --------   --------   --------   --------
YEAR ENDED DECEMBER 31, 1997
Total revenues.....................................  $ 14,612   $ 22,455   $ 28,016   $ 76,631
Cost of goods sold and occupancy costs.............     9,383     13,756     18,152     45,081
Net income (loss)..................................      (288)       897       (244)     7,305
Basic earnings (loss) per share....................      (.03)       .07       (.02)      0.59
Diluted earnings (loss) per share..................      (.03)       .07       (.02)      0.57

YEAR ENDED DECEMBER 31, 1998
Total revenues.....................................  $ 40,714   $ 56,558   $ 58,374   $138,688
Cost of goods sold and occupancy costs.............    28,548     36,698     39,512     90,003
Net income (loss)..................................    (1,271)     1,041     (2,161)     4,178
Basis earnings (loss) per share....................     (0.10)      0.08      (0.17)      0.34
Diluted earnings (loss) per share..................     (0.10)      0.08      (0.17)      0.33

SIX MONTHS ENDED JULY 3, 1999
Total revenues.....................................  $ 72,722   $ 83,787
Cost of goods sold and occupancy costs.............    51,479     58,379
Net income (loss)..................................    (5,406)    (8,010)
Basic earnings (loss) per share....................     (0.43)     (0.64)
Diluted earnings (loss) per share..................     (0.43)     (0.64)

YEAR ENDED JULY 1, 2000
Total revenues.....................................  $ 70,451   $136,046   $ 68,872   $ 88,030
Cost of goods sold and occupancy costs.............    50,717     79,733     49,669     60,237
Net income (loss)..................................   (12,259)    21,238     (8,624)       626
Basic earnings (loss) per share....................     (0.98)      1.69      (0.68)      0.05
Diluted earnings (loss) per share..................     (0.98)      1.69      (0.68)      0.04