Form 10-Q
period 2000-09-30
PARTY CITY CORP
filed 2000-11-14
CIK 1005972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                -----------------
        FOR THE QUARTERLY PERIOD ENDED           COMMISSION FILE NUMBER
              SEPTEMBER 30, 2000                        0-27826
                                -----------------
                             PARTY CITY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                         22--3033692
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

                 400 COMMONS WAY                         07866
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

      As of November 10, 2000, there were outstanding 12,722,205 shares of
                          Common Stock, $.01 par value.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                                      INDEX


Part I.      Financial Information                                                              Page No.
                                                                                                -------

       Item 1.  Consolidated financial statements
             Consolidated balance sheets - September 30, 2000 (Unaudited) and July 1, 2000           3
             Consolidated statements of operations (Unaudited) - For the quarters ended
               September 30, 2000 and October 2, 1999                                                4
             Consolidated statements of cash flows (Unaudited) - For the quarters ended
               September 30, 2000 and October 2, 1999                                                5
             Notes to Consolidated Financial Statements                                              6

       Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
       Operations                                                                                    10

Part II.     Other Information
       Item 1.  Legal Proceedings                                                                    14
       Item 2.  Changes in Securities                                                                14
       Item 3.  Defaults Under Senior Securities                                                     14
       Item 4.  Submission of Matters to a Vote of Security Holders                                  15
       Item 5.  Other Information                                                                    15
       Item 6.  Exhibits and Reports on Form 8-K                                                     15
       Exhibit Index                                                                                 15

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                      PARTY CITY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                            SEPTEMBER 30, 2000     JULY 1, 2000
                                                            ------------------     ------------
                                                                     (UNAUDITED)
                         ASSETS
Current assets:
   Cash and cash equivalents                                            $8,211           $3,950
   Merchandise inventory                                                72,827           42,030
   Deferred income taxes                                                 7,460            4,225
   Other current assets                                                 17,202           18,554
                                                                        ------           ------
      Total current assets                                             105,700           68,759
Property and equipment, net                                             41,280           41,447
Goodwill, net                                                           14,553           14,844
Other assets                                                             6,932            7,036
                                                                         -----            -----
      Total assets                                                    $168,465         $132,086
                                                                       =======         ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $52,432          $30,190
   Accrued expenses                                                     17,721           15,457
   Advances under Loan Agreement                                        14,573                -
   Senior Notes, current portion                                         5,103            5,103
   Other current liabilities                                             2,250            2,940
                                                                         -----            -----
      Total current liabilities                                         92,079           53,690
Long-term liabilities:
   Deferred rent                                                         7,818            7,503
   Senior Notes                                                         29,732           29,547
   Other long-term liabilities                                             326              485

Commitments and contingencies

Stockholders' equity:
   Common stock                                                            127              127
   Additional paid-in capital                                           37,968           37,968
   Retained earnings                                                       415            2,766
                                                                           ---            -----
       Total stockholders' equity                                       38,510           40,861
                                                                        ------           ------
       Total liabilities and stockholders' equity                     $168,465         $132,086
                                                                       =======         ========

          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  QUARTER ENDED
                                                                  -------------
                                                            SEPTEMBER 30,   OCTOBER 2,
                                                               2000           1999
                                                               ----           ----
                                                                   (Unaudited)
Revenues:
     Net sales                                               $ 76,853       $ 67,813
     Royalty fees                                               2,809          2,316
     Franchise fees                                               426            322
                                                             --------       --------
          Total revenues                                       80,088         70,451
Expenses:
     Cost of goods sold and occupancy costs                    55,462         50,717
     Company-owned stores operating and selling expense        19,749         20,059
     Franchise expense                                          1,254          1,124
     General and administrative expense                         5,177          8,376
                                                             --------       --------
             Total expenses                                    81,642         80,276
                                                             --------       --------
Loss before interest and income taxes                          (1,554)        (9,825)
     Interest expense                                           2,282          2,434
                                                             --------       --------
Loss before income taxes                                       (3,836)       (12,259)
     Provision for income tax benefit                          (1,485)            --
                                                             --------       --------
Net loss                                                     $ (2,351)      $(12,259)
                                                             ========       ========

     Basic loss per share                                    $  (0.18)      $  (0.98)
          Weighted average shares outstanding - basic          12,722         12,456
                                                             ========       ========

     Diluted loss per share                                  $  (0.18)      $  (0.98)
          Weighted average shares outstanding - diluted        12,722         12,456
                                                             ========       ========

          See accompanying notes to consolidated financial statements.

                     PARTY CITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          QUARTER ENDED
                                                                          -------------
                                                                    SEPTEMBER 30,   OCTOBER 2,
                                                                        2000          1999
                                                                        ----          ----
                                                                           (Unaudited)
Cash flow from operating activities:
Net loss                                                             $ (2,351)      $(12,259)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                                      2,534          2,694
     Non-cash interest                                                    414            195
     Deferred rent                                                        315             44
     Provision for doubtful accounts                                       92             --
     Loss on sale of stores to franchisees                                 --          1,042
     Changes in assets and liabilities:
      Merchandise inventory                                           (30,541)       (26,961)
      Refundable income taxes                                              --          4,929
      Other current assets                                             (2,013)        (2,142)
      Other assets                                                       (125)           (98)
      Accounts payable                                                 22,242          3,346
      Accrued expenses                                                  2,264          3,399
      Other current liabilities                                          (691)          (520)
      Other long term liabilities                                        (159)           (84)
                                                                     --------       --------
         Net cash used in operating activities                         (8,019)       (26,415)
                                                                     --------       --------
Cash flow from investment activities:
     Purchases of property and equipment                               (1,777)          (807)
     Proceeds from sale of stores to franchisees                           --          9,877
     Stores acquired from franchisees                                    (516)            --
                                                                     --------       --------
         Net cash provided by (used in) investment
          activities                                                   (2,293)         9,070
                                                                     --------       --------

Cash flow provided by financing activities:
     Net proceeds from Loan Agreement                                  14,573             --
     Proceeds from Senior Notes                                            --         30,000
     Payment of Senior Note issuance costs                                 --           (673)
     Repayment of Credit Agreement advances                                --        (18,628)
                                                                     --------       --------
           Net cash provided from financing activities                 14,573         10,699
                                                                     --------       --------
Net increase (decrease) in cash and cash equivalents                    4,261         (6,646)
Cash and cash equivalents, beginning of period                          3,950         11,470
                                                                     --------       --------
Cash and cash equivalents, end of period                             $  8,211       $  4,824
                                                                     ========       ========

Supplemental disclosure of cash flow information:
     Income taxes paid (refunded)                                    $  1,053       $ (5,030)
     Interest paid                                                      1,533          1,038

          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

     The consolidated financial statements, except for the July 1, 2000 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of operations and cash flows for the quarters ended September 30, 2000 and October 2, 1999. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

     These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended July 1, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The July 1, 2000 consolidated balance sheet amounts have been derived from the Company's audited consolidated financial statements.


2.       SECURITIES LITIGATION

     The Company has been named as a defendant in twelve class action complaints. The Company's former Chief Executive Officer, former Chief Financial Officer and Executive Vice President of Operations have also been named as defendants. The complaints have all been filed in the United States District Court for the District of New Jersey. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 1998 and March 19, 1999. In October 1999, plaintiffs filed an amended class action complaint and in February 2000, plaintiffs filed a second amended complaint.

     The second amended complaint alleges, among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks unspecified damages. The plaintiffs allege that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, the Company's financial condition, adequacy of internal controls and compliance with certain loan covenants. The plaintiffs further allege that because of the issuance of a series of false and misleading statements and/or failure to disclose material facts, the price of Party City common stock was artificially inflated.

     Defendants have moved to dismiss the second amended complaint on the ground that it fails to state a cause of action. The Court has not yet issued a decision with respect to the motion to dismiss. Because this case is in its early stages, no opinion can be expressed as to its likely outcome.

Other

     On April 23, 1999, plaintiff Emil Asch, Inc. ("Emil Asch") filed a complaint in the United States District Court for the Eastern District of New York against the Company and co-defendants Amscan, Inc., Hallmark, Inc., and Rubie's Costume. The complaint alleges five claims which pertain to price discrimination under the Robinson-Patman Act, unfair competition, tortious interference with contractual relations, and false and deceptive advertising. Plaintiff seeks damages of $2 million, as well as treble and punitive damages for certain counts.

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

3.       RELATED PARTY TRANSACTIONS

     As of July 3, 1999, Erik Mandell, an officer of the Company and the son of Steven Mandell, the former chief executive officer of the Company, owned one franchise store. During the year ended July 1, 2000, Steven Mandell acquired this store from Erik Mandell. On July 27, 2000, the Company purchased this store from Steven Mandell. Total consideration for this purchase was $516,000. Neither Steven Mandell nor Erik Mandell owns any other Party City franchise stores.

4.       SEGMENT INFORMATION

     The following table contains key financial information of the Company's business segments (in thousands):

                                                     QUARTER ENDED
                                                     -------------
                                        SEPTEMBER 30, 2000      OCTOBER 2, 1999
                                        ------------------      ---------------
                                                     (UNAUDITED)
RETAIL
Net revenue                                 $  76,853             $  67,813
Operating earnings (loss)                       1,642                (2,963)
Identifiable assets                           155,707               152,961
Depreciation/amortization                       1,916                 2,156
Capital expenditures                              915                   339

FRANCHISING
Net revenue                                 $   3,235             $   2,638
Operating earnings                              1,981                 1,514
Identifiable assets                             2,595                 2,490
Depreciation/amortization                         115                   137
Capital expenditures                               --                    --

CORPORATE/OTHER
Net revenue                                 $      --             $      --
Operating loss                                 (5,177)               (8,376)
Identifiable assets                            10,163                 9,037
Depreciation/amortization                         503                   401
Capital expenditures                            1,378                   468

CONSOLIDATED TOTALS
Net revenue                                 $  80,088             $  70,451
Operating loss                                 (1,554)               (9,825)
Interest expense                                2,282                 2,434
                                            ---------             ---------
Loss before income taxes                       (3,836)              (12,259)
Provision for income tax benefit               (1,485)                   --
                                            ---------             ---------
Net loss                                    $  (2,351)            $ (12,259)
                                            =========             =========

Identifiable assets                         $ 168,465             $ 164,488
Depreciation/amortization                       2,534                 2,694
Capital expenditures                            2,293                   807

5.       EARNINGS PER SHARE

         The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

                                                QUARTER ENDED
                                                -------------
                                          SEPTEMBER 30,   OCTOBER 2,
                                              2000           1999
                                              ----           ----
                                                  (UNAUDITED)
Net loss                                   $ (2,351)      $(12,259)
Average common shares outstanding            12,722         12,456
Loss per share - basic                         (.18)          (.98)
Dilutive effect of stock options                (a)            (a)
Dilutive effect of warrants                     (a)            (a)
Average common and common equivalents        12,722         12,456
outstanding
Loss per share - diluted                   $   (.18)      $   (.98)


         (a) In periods of losses, options are excluded from the computation of diluted earnings per share because they would be anti-dilutive.

         Options to purchase 1,038,626 and 1,616,501 common shares at prices ranging from $1.67 to $3.387 per share were outstanding at September 30, 2000 and October 2, 1999, respectively and warrants to purchase 6,880,000 common shares at $1.07 per share were outstanding at September 30, 2000, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

6.       SUBSEQUENT EVENTS

         In October 2000, the Company signed an agreement with The Party Supermarket, Inc. ("Party Supermarket") whereby Party Supermarket would become a franchisee of the Company. Under that agreement, Party Supermarket agreed to purchase three stores in Florida from the Company for approximately $1.2 million. The Company estimates that Party Supermarket will operate 21 stores as franchise stores.

AND,
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                             SELECTED FINANCIAL DATA
                 (in thousands, except per share and store data)

                                                                QUARTER ENDED
                                                                -------------
                                                          SEPTEMBER 30,    OCTOBER 2,
                                                              2000           1999
                                                              ----           ----
                                                                  (UNAUDITED)
STATEMENT OF OPERATIONS DATA
Total revenue                                               $80,088        $70,451
                                                            =======        =======

Company-owned stores
   Net sales                                                 76,853         67,813
   Cost of goods sold and occupancy costs                    55,462         50,717
                                                             ------         ------
   Gross profit                                              21,391         17,096
   Store operating and selling expense                       19,749         20,059
                                                             ------         ------
   Company-owned stores profit contribution (loss)            1,642        (2,963)

Franchise stores:
   Royalty fees                                               2,809          2,316
   Franchise fees                                               426            322
                                                             ------         ------
   Total franchise revenues                                   3,235          2,638
   Total franchise expense                                    1,254          1,124
                                                             ------         ------
   Franchise profit contribution                              1,981          1,514

General and administrative expense:
   Special charges (a)                                           --          4,868
   Other general and administrative expenses                  5,177          3,508
                                                             ------         ------
                                                              5,177          8,376
                                                             ------         ------
Loss before interest and income tax benefit                 (1,554)        (9,825)
Interest expense, net                                         2,282          2,434
                                                             ------         ------
Loss before income tax benefit                              (3,836)       (12,259)
Provision for income tax benefit                            (1,485)            --
                                                             ------         ------
Net loss                                                   $(2,351)      $(12,259)
                                                           ========      =========

Basic earnings per share                                    $(0.18)        $(0.98)
Diluted earnings per share                                   (0.18)         (0.98)
Weighted average shares outstanding -- Basic                 12,722         12,456
Weighted average shares outstanding -- Diluted               12,722         12,456
EBITDA (b)                                                      980        (2,263)
Depreciation and amortization                                 2,534          2,694

                                                                      QUARTER ENDED
                                                            SEPTEMBER 30,          OCTOBER 2,
                                                               2000                  1999
                                                               ----                  ----
                                                                      (Unaudited)
STORE DATA:
   COMPANY-OWNED:
    Stores open at beginning of period                             197                   215
     Stores opened                                                  --                     1
     Stores acquired from franchisees                                1                    --
     Stores sold to franchisees                                     --                   (17)
                                                             ---------             ---------
     Stores open at end of period                                  198                   199
   FRANCHISE:
     Stores open at beginning of period                            211                   178
     Stores opened                                                  18                    12
     Stores acquired from franchisees                               (1)                   --
     Stores acquired from Company                                   --                    17
                                                             ---------             ---------
     Stores open at end of period                                  228                   207
                                                             ---------             ---------

     Total stores chainwide                                        426                   406
                                                             =========             =========

   Increase (decrease) in Company-owned same store                17.2%                 (4.5%)
     sales
   Increase in franchise same store sales                          6.8%                  6.9%
   Average sales per Company-owned store                     $     387             $     332

BALANCE SHEET DATA:
   Working capital (deficiency)                              $  13,621             $ (30,848)
   Total assets                                                168,465               164,488
   Bank borrowings and other debt                               49,408                68,000
   Capital lease obligation                                        623                   635
   Stockholders' equity                                         38,510                25,640

(a) Special charges in fiscal 2000 relate to consulting services, accounting fees, bank fees, legal fees and other expenses related to the Company's default on its Credit Agreement and related financial transactions. The Company engaged the services of a crisis management consulting firm and numerous other professionals to advise management during the complex negotiations with the bank, vendors and potential investors.

(b) Earnings before interest, taxes, depreciation and amortization, and exclusive of special charges, as defined above.


Quarter Ended September 30, 2000 Compared to Quarter Ended October 2, 1999

Retail. Net sales from Company-owned stores increased 13.3% to $76.9 million for the first quarter of fiscal 2001 from $67.8 million for the first quarter of the last fiscal year. Same store sales increased 17.2% in the first quarter of fiscal 2001. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the first quarter of fiscal 2001 increased 25.1% to $21.4 million from $17.1 million for the first quarter of the last fiscal year. The increase was primarily due to increased sales volume. Gross margin was 27.8% for the first quarter of fiscal 2001 compared with 25.2% for the first quarter of the last fiscal year. The increase in gross margin is related primarily to an increase in vendor discounts and rebates in the first quarter of fiscal 2001.

      Store operating and selling expenses decreased 1.5% to $19.7 million for the first quarter of fiscal 2001 from $20.1 million in the first quarter of the last fiscal year. The decrease in store operating expenses is attributable to fewer stores, on average, open during the first quarter of fiscal 2001 compared to the first quarter of the last fiscal year. Store operating and selling expenses were 25.7% and 29.6% of sales for the first quarter of fiscal 2001 and fiscal 2000, respectively. This decrease is due to improvements in efficiency in the management of store labor hours. Company-owned stores recorded a contribution of $1.6 million for the first quarter of fiscal 2001 compared to a loss of $3.0 million for the first quarter of the last fiscal year. The improvement over the prior year is primarily the result of improved gross margin as well as improved operating efficiencies.

Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Franchise fees, recognized on 18 store openings were $426,000 for the first quarter of fiscal 2001 compared to $322,000 for the first quarter of the last fiscal year, relating to 12 store openings. Royalty fees increased 21.3% to $2.8 million in the first quarter of fiscal 2001 from $2.3 million in the first quarter of the last fiscal year primarily due to an increase in the number of stores and a same store sales increase of 6.8% for the franchise stores in the first quarter of fiscal 2001.

      Expenses directly related to franchise revenue increased 11.6% to $1.3 million for the first quarter of fiscal 2001 from $1.1 million for the first quarter of the last fiscal year. As a percentage of franchise revenue, franchise expenses were 38.8% and 42.6% for the first quarter of fiscal 2001 and fiscal 2000, respectively.

      Franchise profit contribution increased 30.8% to $2.0 million for the first quarter of fiscal 2001 from $1.5 million for the first quarter of the last fiscal year. The increase in franchise profit contribution is due to higher revenues from the increased number of franchise stores.

 General and Administrative Expenses. General and administrative expenses decreased 38.2% to $5.2 million in the first quarter of fiscal 2001 from $8.4 million in the first quarter of the last fiscal year. This decrease is attributable in part to $4.9 million in special charges relating to consulting accounting, banking and other expenses resulting from the Company's refinancing arrangements in the first quarter of the last fiscal year. Exclusive of the $4.9 million in special charges discussed above, general and administrative expenses were 6.7% and 5.2% of sales for the first quarter of fiscal 2001 and fiscal 2000, respectively, reflecting strategic investments in management and systems.

Interest Expense. Interest expense decreased 6.2% to $2.3 million for the first quarter of fiscal 2001 from $2.4 million in the first quarter of the last fiscal year. The decreased expense is primarily attributable to lower average borrowings outstanding.

Income Tax Benefit. The effective income tax rate was 38.7% in the first quarter of 2001 compared to no benefit recorded in the first quarter of the last fiscal year. The Company recorded a benefit in the current year because it is more likely than not that it will be realized.

Net Loss. As a result of the above factors, net loss for the first quarter of fiscal 2001 was $2.4 million, or $(0.18) per basic and diluted share, as compared to a net loss of $12.3 million, or $(0.98) per basic and diluted share in first quarter of the last fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

      For the first quarter of fiscal 2001, cash used in operating activities was $8.0 million, compared to $26.4 million for the first quarter of the last fiscal year. The decrease in cash used in operating activities was primarily attributable to a $9.9 million decrease in net loss, an $18.9 million increase in accounts payable and offset by additional inventory purchases of $3.6 million.

      Cash used in investing activities for the first quarter of fiscal 2001 was $2.3 million compared to cash provided by investing activities of $9.1 million in the first quarter in the last fiscal year. The change in cash used in investing activities was primarily attributable to the sales of stores to franchisees in the first quarter of fiscal 2000, one store acquisition in the first quarter of fiscal 2001 and increased investment in property and equipment in the first quarter of fiscal 2001 compared to the first quarter of the last fiscal year.

      Cash provided by financing activities was $14.6 million for the first quarter of fiscal 2001 compared to $10.7 million in the first quarter of the last fiscal year. The amount is primarily attributable to the increase in borrowings in the first quarter of fiscal 2001 to purchase seasonal (Halloween) inventory.

     The Company has a Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation ("Congress"), as lender. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company's option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was 2.75% per annum (subject to possible reduction to an interest rate as low as 2.25% from and after June 30, 2001, based on the Company's pre-tax income and excess availability) or (ii) at the rate of 3/4% per annum above the prime rate, totaling 10.25% at September 30, 2000. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company. At November 10, 2000, there was no balance outstanding and $31.9 million was available to be borrowed under the Loan Agreement.

     Company management currently believes that the cash generated by operations, together with the borrowing availability under the Loan Agreement, will be sufficient to meet the Company's working capital needs for the next twelve months.

Accounting and Reporting Changes

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, " Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statements of financial position and to measure those instruments at fair value. For fiscal year 2001, the Company is required to adopt SFAS No. 133. The Company has determined that the application of SFAS No. 133 will not have a material impact on its financial position or results of operation.

In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition." This bulleting sets forth the SEC Staff's position regarding the point at which it is appropriate for a Registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or service has been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized, and therefore believes that the issuance of this bulletin does not have a material impact on its financial statements.


FORWARD-LOOKING STATEMENTS

     This Form 10-Q (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as estimate, "project", "expect", "believe", "may", "will", "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties, and include among others, the following: levels of sales, store traffic, acceptance of product offerings, competitive pressures from other party supplies retailers, availability of qualified personnel, availability of suitable future store locations, schedules of store expansion plans and year 2000 readiness issues relating to the Company's internal systems and those of third parties and other factors. As a result of the foregoing risks and uncertainties, actual results and performance may differ materially from that projected or suggested herein. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company's Securities and Exchange Commission filings and the Company's public announcements.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company has been named as a defendant in twelve class action complaints. The Company's former Chief Executive Officer, former Chief Financial Officer and Executive Vice President of Operations have also been named as defendants. The complaints have all been filed in the United States District Court for the District of New Jersey. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 1998 and March 19, 1999. In October 1999, plaintiffs filed an amended class action complaint and in February 2000, plaintiffs filed a second amended complaint.

     The second amended complaint alleges, among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks unspecified damages. The plaintiffs allege that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, the Company's financial condition, adequacy of internal controls and compliance with certain loan covenants. The plaintiffs further allege that because of the issuance of a series of false and misleading statements and/or failure to disclose material facts, the price of Party City common stock was artificially inflated.

     Defendants have moved to dismiss the second amended complaint on the ground that it fails to state a cause of action. The Court has not yet issued a decision with respect to the motion to dismiss. Because this case is in its early stages, no opinion can be expressed as to its likely outcome.

Other

     On April 23, 1999, plaintiff Emil Asch, Inc. ("Emil Asch") filed a complaint in the United States District Court for the Eastern District of New York against the Company and co-defendants Amscan, Inc., Hallmark, Inc., and Rubie's Costume. The complaint alleges five claims which pertain to price discrimination under the Robinson-Patman Act, unfair competition, tortious interference with contractual relations, and false and deceptive advertising. Plaintiff seeks damages of $2 million, as well as treble and punitive damages for certain counts.

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

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES AND USE OF PROCEEDS

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits required to be filed as part of this report on Form 10-Q are listed in the attached Exhibit Index.

     (b) Report on Form 8-K filed September 29, 2000.

EXHIBIT INDEX

Exhibit No.

27                Financial Data Schedule                                       15
                  (Filed electronically with SEC only)

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


Date:  November 13, 2000