Form 10-Q/A
period 1999-03-31
PARTY CITY CORP
filed 2000-11-29
CIK 1005972

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

      As of November 28, 2000, there were outstanding 12,722,205 shares of
                         Common Stock, $.01 par value.

                             PARTY CITY CORPORATION

     The Company hereby amends Part 1 of its quarterly report on Form 10-Q for the period March 31, 1999 to reflect the restatement of its financial statements as of March 31, 1999 and December 31, 1998 and the quarter ended March 31, 1999.

                                      INDEX

                                                                                                             Page No.
 Part I.      Financial Information                                                                          --------
         Item 1.  Consolidated Financial Statements
                    Consolidated Balance Sheets (Unaudited) - March 31, 1999 and December 31, 1998                 3
                    Consolidated Statements of Operations (Unaudited) - For the Quarter Ended
                       March 31, 1999 and March 31, 1998                                                           4
                    Consolidated Statements of Cash Flows (Unaudited) - For the Quarter Ended
                       March 31, 1999 and March 31, 1998                                                           5
                    Notes to Consolidated Financial Statements                                                     6
         Item 2.     Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                            12

 Part II.    Other Information                                                                                    16
         Item 2.  Changes in Securities                                                                           16
         Item 6.  Exhibits and Reports on Form 8-K                                                                16
         Exhibit Index

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                      PARTY CITY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS) (UNAUDITED)

                                                                              (As Restated (See Note 7))
                                                                             -----------------------------
                                                                             MARCH 31,        DECEMBER 31,
                                                                             ---------        ------------
                                                                                  1999                1998
                                                                                  ----                ----
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                     $  3,018       $  6,892
   Merchandise inventory                                                           64,883         56,590
   Refundable income taxes                                                          6,500             --
   Other current assets                                                            13,972          9,817
                                                                                 --------       --------
      Total current assets                                                         88,373         73,299
Property and equipment, net                                                        52,241         49,704
Goodwill, net                                                                      18,842         19,189
Other assets                                                                        1,183          1,840
                                                                                 --------       --------
      Total assets                                                               $160,639       $144,032
                                                                                 ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                      $ 43,797       $ 31,846
   Accrued expenses                                                                 8,111          8,873
   Borrowings under Credit Agreement                                               56,500         46,800
   Other current liabilities                                                        1,314            819
                                                                                 --------       --------
      Total current liabilities                                                   109,722         88,338
Deferred rent                                                                       6,203          5,446
Other long-term liabilities                                                           770            880

Commitments and contingencies

Stockholders' equity:
   Common stock, 12,455,538 and 12,455,538 shares
   outstanding, respectively                                                          125            125
   Additional paid-in capital                                                      34,024         34,042
   Retained earnings                                                                9,795         15,201
                                                                                 --------       --------
       Total stockholders' equity                                                  43,944         49,368
                                                                                 --------       --------
         Total liabilities and stockholders' equity                              $160,639       $144,032
                                                                                 ========       ========

          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                      QUARTER ENDED
                                                                --------------------------
                                                               (As Restated
                                                               (See Note 7))
                                                               -------------
                                                                 MARCH 31,       MARCH 31,
                                                                   1999            1998
                                                                   ----            ----
Revenues:
       Net sales                                                 $ 70,420        $ 38,651
       Royalty fees                                                 2,138           2,021
       Franchise fees                                                 164              42
                                                                 --------        --------
             Total revenues                                        72,722          40,714
Expenses:
       Cost of goods sold and occupancy costs                      51,479          28,548
       Company-owned stores operating and selling expense          20,505          10,752
       Franchise expense                                              939             941
       General and administrative expense                           6,137           2,371
                                                                 --------        --------
                Total expenses                                     79,060          42,612
                                                                 --------        --------
Loss before interest and income tax benefit                        (6,338)         (1,898)
       Interest expense                                               914             202
                                                                 --------        --------
Loss before income tax benefit                                     (7,252)         (2,100)
       Income tax benefit                                          (1,846)           (829)
                                                                 --------        --------
Net loss                                                         $ (5,406)       $ (1,271)
                                                                 ========        ========

       Basic loss per share                                      ($  0.43)       ($  0.10)
                                                                 ========        ========
             Weighted average shares outstanding - basic           12,458          12,327
                                                                 ========        ========

       Diluted loss per share                                    ($  0.43)       ($  0.10)
                                                                 ========        ========
             Weighted average shares outstanding - diluted         12,458          12,327
                                                                 ========        ========

          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)


                                                                                      QUARTER ENDED
                                                                                ---------------------------
                                                                                 (As Restated
                                                                                 (See Note 7))
                                                                                 ------------
                                                                                   MARCH 31,      MARCH 31,
                                                                                     1999           1998
                                                                                     ----           ----
Cash flow from operating activities:
Net loss                                                                          $ (5,406)       $ (1,271)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                 2,487           1,286
       Deferred tax assets                                                          (2,061)             --
       Deferred rent                                                                   757             470
       Changes in assets and liabilities:
         Merchandise inventory                                                      (8,293)         (8,037)
         Refundable income taxes                                                    (6,500)           (544)
         Other current assets                                                       (1,492)         (1,788)
         Other assets                                                                   53            (164)
         Accounts payable - trade                                                   11,953          (3,590)
         Accrued expenses                                                             (765)         (4,831)
         Other current liabilities                                                     495            (173)
         Other long term liabilities                                                  (110)            142
                                                                                  --------        --------
            Net cash  used in operating activities                                  (8,882)        (18,500)
Cash flow from investing activities:
       Purchases of property and equipment                                          (4,672)         (4,200)
       Stores acquired from franchisees                                                 (3)           (198)
                                                                                  --------        --------
             Net cash used in investing activities                                  (4,675)         (4,398)
Cash flow provided by financing activities:
       Proceeds from exercise of stock options                                          33             358
       Net proceeds from Credit Agreement                                            9,700          19,770
       Tax effect of non-qualified stock options                                       (50)             --
                                                                                  --------        --------
               Net cash provided from financing activities                           9,683          20,128
                                                                                  --------        --------
Net decrease in cash and cash equivalents                                           (3,874)         (2,770)
Cash and cash equivalents, beginning of period                                       6,892           3,235
                                                                                  --------        --------
Cash and cash equivalents, end of period                                          $  3,018        $    465
                                                                                  ========        ========
Supplemental disclosure of cash flow information:
       Income taxes paid                                                          $  7,254        $  2,659
       Interest paid                                                              $    833        $    215

          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

      The consolidated financial statements presented in this Form 10-Q are unaudited. The December 31, 1998 balance sheet is derived from audited financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1998 and March 31, 1999 and the results of operations and cash flows for the quarters then ended March 31, 1999 and 1998. All significant intercompany accounts and transactions have been eliminated. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

      These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the six months ended July 3, 1999, included in the Company's Annual Report of Form 10-K filed with the Securities and Exchange Commission.

2.    SEGMENT INFORMATION

      The following table contains key financial information of the Company's business segments (in thousands):


                                                                           Quarter Ended
                                                                ----------------------------------
                                                                (As Restated)
                                                                -------------
                                                                  March 31,              March 31,
                                                                     1999                   1998
                                                                     ----                   ----
        RETAIL:
        Net revenue                                                 $70,420              $38,651
        Operating loss                                              (1,564)                (649)
        Identifiable assets                                         149,202               95,179
        Depreciation/amortization                                     2,054                1,132
        Capital expenditures                                          3,252                3,187

        FRANCHISING:
        Net revenue                                                  $2,302               $2,063
        Operating earnings                                            1,363                1,122
        Identifiable assets                                           1,849                1,085
        Depreciation/amortization                                        --                   --
        Capital expenditures                                             --                   --

        CORPORATE/OTHER:
        Net revenue                                                     $--                  $--
        Operating expenses                                            6,137                2,371
        Identifiable assets                                           9,588                4,058
        Depreciation/amortization                                       433                  154
        Capital expenditures                                          1,420                1,013



        CONSOLIDATED TOTALS:
        Net revenue                                                 $72,722              $40,714
        Operating loss                                              (6,338)              (1,898)
        Interest expense                                                914                  202
        Loss before income tax benefit                              (7,252)              (2,100)
        Income tax benefit                                          (1,846)                (829)
        Net loss                                                   ($5,406)             ($1,271)

        Identifiable assets                                        $160,639             $100,322
        Depreciation/amortization                                    $2,487               $1,286
        Capital expenditures                                         $4,672               $4,200



3.  FINANCING AGREEMENTS

      On April 24, 1998, the Company refinanced and replaced its then existing $20 million loan facility with a $60 million secured revolving line of credit agreement with a group of banks maturing April 24, 2001 (as amended, the "Credit Agreement"). Advances under the Credit Agreement originally bore interest, at the Company's option, at the agent bank's base rate (the higher of the bank's prime rate or the federal funds rate plus 1/2% per annum) or LIBOR plus an applicable margin. The Company did not meet certain of its financial and reporting covenants, including those relating to timely filing of consolidated financial statements, minimum levels of profitability, net worth, liquidity, fixed charge coverage and others. Consequently, the Company's debt under the Credit Agreement was subject to acceleration and is classified as a current liability in the consolidated balance sheets at December 31, 1998 and March 31, 1999. The Credit Agreement was secured by all the assets of the Company. Additionally, the Credit Agreement restricted the payment of dividends.

4.  FINANCING ACTIVITIES, INCLUDING SUBSEQUENT EVENTS

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

     The Company also entered into an Investor Rights Agreement (the "Investor Rights Agreement") with the Investors and Jack Futterman, then the chief executive officer of the Company. In this agreement, the Company granted registration rights with respect to shares of common stock. Under the Investor Rights Agreement, the Investors agree that they will not, without the prior written consent of the Board of Directors, (i) to acquire or agree to acquire, publicly offer or make any public proposal with respect to the possible acquisition of (a) beneficial ownership of any securities of the Company, (b) any substantial part of the Company's assets, or (c) any rights or options to acquire any of the foregoing from any person; (ii) make or in any way participate in any "solicitation" of "proxies" (as such terms are defined in the rules of the Securities Exchange Act of 1934, as amended) to vote, or seek to advise or influence any person with respect to the voting of any voting securities of the Company; or (iii) make any public announcement with respect to any transaction between the Company or any of its securities holders and the Investors, including without limitation, any tender or exchange offer, merger or other business combination of a material portion of the assets of the Company. These standstill provisions terminate if the Company's consolidated earnings before interest, taxes, depreciation and amortization and exclusive of special charges ("EBITDA"), does not meet specified targets. The Company achieved its target EBITDA for the calendar year 1999. Also, in connection with these transactions, one outside director of the Company resigned and two representatives of the Investors joined the Board of Directors. The Company has amended the restriction that prohibited the Investors from purchasing the Company's stock to permit purchase up to an aggregate amount of 1.5 million shares of the Company's common stock.

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

     The second amended class action complaint alleges among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seek unspecified damages. The plaintiffs allege that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, the Company's financial condition, adequacy of internal controls and compliance with certain loan covenants. The plaintiffs further allege that because of the issuance of a series of false and misleading statements and/or failure to disclose material facts, the price of Party City common stock was artificially inflated.

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

     On April 23, 1999, plaintiff Emil Asch, Inc. filed a Complaint in the United States District Court for the Eastern District of New York against the Company and co-defendants Amscan, Inc., Hallmark, Inc., and Rubie's Costume. The Complaint alleges five claims, which pertain to price discrimination under the Robinson-Patman Act, unfair competition, tortious interference with contractual relations, and false and deceptive advertising. Plaintiff seeks damages of $2 million, as well as treble and punitive damages for certain counts.

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

6.    EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):


                                                                               QUARTER ENDED
                                                                               --------------
                                                            (As Restated (See Note 7))
                                                                 --------------
                                                                 March 31, 1999             March 31, 1998
                                                                 --------------             --------------
             Net loss                                              ($5,406)                    ($1,271)
             Average shares outstanding                              12,458                      12,327
             Loss per share - basic                                 ($0.43)                     ($0.10)
             Dilutive effect of stock options                           (a)                         (a)
             Average common and common equivalent
             shares outstanding                                      12,458                      12,327
             Loss per share - diluted                               ($0.43)                     ($0.10)


         (a) In periods of losses, options were excluded from the computation of diluted earnings per share because they would be antidilutive.

7.   RESTATEMENTS

     Subsequent to the issuance of the Company's unaudited consolidated financial statements in its Form 10-Q for the quarter ended March 31, 1999, management determined that certain adjustments were necessary related primarily to merchandise inventory and cost of goods sold. As a result, the accompanying financial statements as of March 31, 1999 and December 31, 1998 and for the quarter ended March 31, 1999 have been restated from amounts previously reported in properly reflect these items. A summary of the significant effects of the restatements is as follows:


                                                            Quarter ended March 31, 1999
                                                            ----------------------------
                                                            As previously    As restated
                                                              reported
                                                            -------------    -----------
Revenues                                                       $72,715         $72,722
                                                               -------         -------
Cost of goods sold and occupancy costs                          51,191          51,479
Company-owned stores operating and selling expenses             20,055          20,505
Other expenses                                                   8,056           7,990
                                                               -------         -------
Total expenses                                                  79,302          79,974
                                                               -------         -------
Loss before income taxes                                        (6,587)         (7,252)
Provision for income tax (benefit)                              (2,043)         (1,846)
                                                               -------         -------
Net loss                                                       $(4,544)        $(5,406)
                                                               =======         =======
Basic loss per share                                           $ (0.36)        $ (0.43)
Diluted loss per share                                         $ (0.36)        $ (0.43)


                                                 March 31, 1999                        December 31, 1998
                                        -------------------------------         -------------------------------
                                        As previously                           As previously
                                          reported          As restated           reported          As restated
                                        -------------       -----------         -------------       -----------
Total current assets                       $ 90,570           $ 88,373            $ 79,605            $ 73,299
Total other assets                           72,076             72,266              70,354              70,733
                                           --------           --------            --------            --------
Total assets                               $162,646           $160,639            $149,959            $144,032
                                           ========           ========            ========            ========
Total current liabilities                  $111,563           $109,722            $ 95,001            $ 88,338
Total other liabilities                       7,101              6,973               6,465               6,326
Total stockholders equity                    43,982             43,944              48,493              49,368
                                           --------           --------            --------            --------
Total liabilities and
 stockholders' equity                      $162,646           $160,639            $149,959            $144,032
                                           ========           ========            ========            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Subsequent to the issuance of the Company's unaudited financial statements in its form 10-Q for the quarter ended March 31, 1999, management determined that certain adjustments were necessary related primarily to merchandise inventory and cost of goods sold. As a result, the accompanying financial statements as of March 31, 1999 and December 31, 1998 and for the quarter ended March 31, 1999 have been restated from amounts previously reported to properly reflect these items.


                             SELECTED FINANCIAL DATA
                 (in thousands, except per share and store data)

                                                                             QUARTER ENDED
                                                                             --------------
                                                                       As  Restated
                                                                       (See Note 7)
                                                                       ------------
                                                                         MARCH 31,       MARCH 31,
                                                                         --------       ---------
                                                                           1999            1998
                                                                           ----            ----
                                                                               (UNAUDITED)

STATEMENT OF OPERATIONS DATA
Total revenue                                                           $   72,722        $ 40,714
                                                                        ==========================
Company-owned stores
   Net sales                                                            $   70,420        $ 38,651
   Cost of goods sold and occupancy costs                                   51,479          28,548
                                                                        ----------        --------
   Gross profit                                                             18,941          10,103
   Store operating and selling expense                                      20,505          10,752
                                                                        ----------        --------
   Company-owned stores loss                                                (1,564)           (649)

Franchise stores:
   Royalty fees                                                              2,138           2,021
   Franchise fees                                                              164              42
                                                                        ----------        --------
   Total franchise revenues                                                  2,302           2,063
   Total franchise expense                                                     939             941
                                                                        ----------        --------
   Franchise profit contribution                                             1,363           1,122

General and administrative expense:

   Special charges (a)                                                       1,151              --
   Other general and administrative expenses                                 4,986           2,371
                                                                        ----------        --------
                                                                             6,137           2,371
                                                                        ----------        --------
Loss before interest and income tax benefit                                 (6,338)         (1,898)
Interest expense, net                                                          914             202
                                                                        ----------        --------
Loss before income tax benefit                                              (7,252)         (2,100)
Income tax benefit                                                          (1,846)           (829)
                                                                        ----------        --------
Net loss                                                                $   (5,406)       $ (1,271)
                                                                        ==========        ========

Basic earnings per share                                                  ($  0.43)       $  (0.10)
                                                                        ==========        ========
Diluted earnings per share                                                ($  0.43)       $  (0.10)
                                                                        ==========        ========
Weighted average shares outstanding -- Basic                                12,458          12,327
                                                                        ==========        ========
Weighted average shares outstanding -- Diluted                              12,458          12,327
                                                                        ==========        ========
EBITDA (b)                                                                ($ 2,700)       ($   612)
                                                                        ==========        ========
   Depreciation and amortization                                          $  2,487        $  1,286
                                                                        ==========        ========



                                                                               QUARTER ENDED
                                                                               --------------
                                                                      (As Restated
                                                                       See Note 7)
                                                                       ------------
                                                                         MARCH 31,          MARCH 31,
                                                                           1999                1998
                                                                           ----                ----
                                                                                  (Unaudited)
STORE DATA:
    COMPANY-OWNED:
      Stores open at beginning of period                                   207                  117
      Stores opened                                                          7                   12
      Stores closed                                                          -                    -
      Stores acquired from franchisees                                       -                    1
      Stores sold to franchisees                                            --                    -
                                                                           ---                  ---
      Stores open at end of period                                         214                  130
    FRANCHISE:
      Stores open at beginning of period                                   167                  158
      Stores opened                                                          7                    2
      Stores closed                                                          -                    -
      Stores acquired from franchisees                                       -                  (1)
      Stores acquired from Company                                           -                    -
                                                                           ---                  ---
      Stores open at end of period                                         174                  159
                                                                           ===                  ===

    Increase in company-owned same store sales                           15.0%                11.6%
    Increase  in franchise same store sales                              10.4%                10.2%
    Average sales per Company-owned store                                  357                  308

BALANCE SHEET DATA:
    Working capital (deficiency)                                      ($21,349)              $30,187
    Total assets                                                       160,639              100,322
    Bank borrowings and other debt                                      56,500               24,062
    Capital lease obligation                                             1,036                1,381
    Stockholders' equity                                               $43,944              $44,870


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

Quarter Ended March 31, 1999 ("1999 Quarter") Compared to Quarter Ended March 31, 1998 ("1998 Quarter")

Retail. Net sales from Company-owned stores increased 82.2% to $70.4 million for three months ended March 31, 1999, from $38.7 million for the comparable 1998 Quarter. Same store sales increased 15.0% in the 1999 Quarter. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the 1999 Quarter increased 87.5% to $18.9 million from $10.1 million for the comparable 1998 Quarter. The increase in the 1999 Quarter was primarily due to increased sales volume. Gross margin was 26.9% for the 1999 Quarter compared with 26.1% for the comparable 1998 Quarter. The increase in gross margin is related primarily to an increase in discounts and rebates in the 1999 Quarter due to the size of the organization.

      Store operating and selling expenses increased 90.7% to $20.5 million for the 1999 Quarter from $10.8 million in the comparable 1998 Quarter. The increase in store operating expenses is attributable to the increased number of stores operated by the Company during the 1999 Quarter. Store operating and selling expenses were 29.1% and 27.8% of sales for the 1999 Quarter and 1998 Quarter, respectively. Pre-opening expenses in the 1999 Quarter were $182,000 relating to seven Company-owned stores opened in the quarter compared to pre-opening expenses of $402,000 incurred in the 1998 Quarter. Company-owned stores recorded an operating loss of $1.6 million for the 1999 Quarter, compared to an operating loss of

$649,000 for the 1998 Quarter. The increased loss was primarily the result of increased gross margin offset by the decrease in pre-opening expenses.

Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Franchise fees, recognized on seven store openings were $164,000 for the 1999 Quarter compared to $42,000 for the comparable 1998 Quarter, which derived from two store openings. Royalty fees increased 5.8% to $2.1 million in the 1999 Quarter from $2.0 million in the comparable 1998 Quarter due primarily to an increase in the number of stores.

      Expenses directly related to franchise revenue decreased to $939,000 for the 1999 Quarter from $941,000 for the 1998 Quarter. As a percentage of franchise revenue, franchise expenses were 40.8% and 45.6% for the 1999 Quarter and 1998 Quarter, respectively.

      Franchise profit contribution increased 21.5% to $1.4 million for the 1999 Quarter from $1.1 million for the 1998 Quarter. The increase in franchise profit contribution is due primarily to higher revenues from the increased number of franchise stores.

 General and Administrative. General and administrative expenses increased 159% to $6.1 million in the 1999 Quarter from $2.4 million in the 1998 Quarter. This increase is attributable in part to $1.2 million in special charges relating to consulting accounting, banking and other expense resulting from the Company's refinancing arrangements. In addition, during the 1999 Quarter there was an increase in corporate expenses primarily attributable to an increase in payroll and related benefits and increased travel and occupancy costs as a result of establishing the necessary organizational infrastructure to allow the Company to maintain the Company-owned store base and for planned future growth. Exclusive of the $1.2 million in special charges discussed above, general and administrative expenses were 6.9% and 5.8% of total revenue for the 1999 Quarter and 1998 Quarter, respectively.

Interest Expense. Interest expense increased 353% to $914,000 for the 1999 Quarter from $202,000 in the comparable 1998 Quarter. The increased expense is primarily attributable to higher average borrowings outstanding and, to a lesser extent, higher interest rates.

Income Tax Benefit. The income tax benefit for the 1999 Quarter was $1.8 million, an increase of 122% over the $829,000 benefit in 1998. This increase is primarily due to the increase in the loss before income tax benefit in the 1999 Quarter.

Net Loss. As a result of the above factors, net loss for the 1999 Quarter was $5.4 million, or $0.43 per basic and diluted share, as compared to a net loss of $1.3 million, or $0.10 per basic and diluted share in the 1998 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

      For the 1999 Quarter, cash used in operating activities was $8.9 million, compared to $18.5 million for the 1998 Quarter. The decrease in cash used in operating activities was primarily attributable to increases in merchandise inventory of $8.3 million, other current assets of $1.5 million, and net loss of $5.4 million, partially offset by depreciation and amortization of $2.5 million, deferred rent of $757,000, increases in accounts payable of $11.9 million and decreases in accrued expenses of $765,000 as well as other net changes in operating assets and liabilities.

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

      On January 14, 2000, the Company replaced the Credit Agreement with a new Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation ("Congress"), as lender. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company's option, (i) at the adjusted Eurodollar rate plus the applicable margin, which initially is 2.75% per annum (subject to possible reduction to an interest rate as low as 2.25% from and after June 30, 2001, based on the Company's pre-tax income and excess availability) or (ii) at the rate of 3/4% per annum above the prime rate. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company.

      On January 14, 2000 Party City also received $7 million in cash proceeds from the sale to certain of its existing investors (the "Investor Group") of a new series of senior secured notes pursuant to a First Amendment (the "First Amendment") to the Securities Purchase Agreement dated as of August 16, 1999. Pursuant to the First Amendment, the Company issued $7 million in aggregate principal amount of its 14.0% Secured Notes due 2002 (the "E Notes"). The E Notes are secured by a lien on substantially all of the Company's assets.

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

Date:  November 28, 2000

17