Form 10-Q/A
period 2000-01-01
PARTY CITY CORP
filed 2000-11-29
CIK 1005972

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

                             PARTY CITY CORPORATION

The Company hereby amends Part I of its quarterly report on Form 10-Q for the period January 1, 2000 to reflect the restatement of its financial statements for the quarter ended and six months ended December 31, 1998.

                                      INDEX


Part I.      Financial Information                                                                  Page No.
                                                                                                    --------
       Item 1.  Consolidated Financial Statements
             Consolidated Balance Sheets - January 1, 2000 (Unaudited) and July 3, 1999                    3
             Consolidated Statements of Operations (Unaudited) - For the Quarter and Six                   4
                      Months Ended January 1, 2000 and December 31, 1998
             Consolidated Statements of Cash Flows (Unaudited) - For the Six Months Ended                  5
                      January 1, 2000 and December 31, 1998
             Notes to Consolidated Financial Statements                                                    6
       Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                12
       Operations

Part II.     Other Information
       Item 2.  Changes in Securities                                                                     17
       Item 3.  Defaults Under Senior Securities                                                          17
       Item 4.  Submission of Matters to a Vote of Security Holders                                       17
       Item 6.  Exhibits and Reports on Form 8-K                                                          18
       Exhibit Index

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                      PARTY CITY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                         JANUARY 1, 2000    JULY 3, 1999*
                                                         ---------------    -------------
                                                           (UNAUDITED)
                     ASSETS
Current assets:
   Cash and cash equivalents                                $ 11,145          $ 11,470
   Merchandise inventory                                      42,281            47,016
   Refundable income taxes                                     1,919             6,848
   Advance merchandise payments                                  812             9,439
   Other current assets                                       23,364            16,600
                                                            --------          --------
      Total current assets                                    79,521            91,373
Property and equipment, net                                   45,188            50,557
Goodwill, net                                                 15,455            18,483
Other assets                                                   1,308               906
                                                            --------          --------
      Total assets                                          $141,472          $161,319
                                                            ========          ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts and notes payable - trade                       $ 32,589          $ 48,386
   Accrued expenses                                           13,761            10,145
   Credit Agreement                                            8,144            58,550
   Other current liabilities                                   3,398               986
                                                            --------          --------
      Total current liabilities                               57,892           118,067

   Deferred rent                                               7,020             6,527
   Senior Notes                                               28,181                --
   Other long-term liabilities                                   711               791

Commitments and contingencies

Stockholders' equity:
   Common stock, 12,722,205 and 12,455,538 shares
     outstanding, respectively                                   127               125
   Additional paid-in capital                                 36,777            34,024
   Retained earnings                                          10,764             1,785
                                                            --------          --------
       Total stockholders' equity                             47,668            35,934
                                                            --------          --------
       Total liabilities and stockholders' equity           $141,472          $161,319
                                                            ========          ========


* Derived from audited consolidated financial statements.




          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)


                                                                  QUARTER ENDED                   SIX MONTHS ENDED
                                                           ---------------------------      ----------------------------
                                                                         (AS RESTATED)                     (AS RESTATED)
                                                                         (See Note 9)                      (See Note 9)
                                                                          ------------                      ------------
                                                           JANUARY 1,     DECEMBER 31,      JANUARY 1,      DECEMBER 31,
                                                             2000             1998            2000             1998
                                                           ----------     ------------      ----------      ------------
Revenues:
  Net sales                                                $ 130,769        $ 134,199       $ 198,582        $ 190,205
  Royalty fees                                                 5,277            4,454           7,593            6,462
  Franchise fees                                                  --               35             322              395
                                                           ---------        ---------       ---------        ---------
    Total revenues                                           136,046          138,688         206,497          197,062
Expenses:
  Cost of goods sold and occupancy costs                      79,733           90,003         130,450          129,515
  Company-owned stores operating and selling expense          25,651           32,825          45,674           49,859
  Franchise expense                                            1,151            1,250           2,274            2,311
  General and administrative expense                           6,440            7,129          14,853           10,324
                                                           ---------        ---------       ---------        ---------
    Total expenses                                           112,975          131,207         193,251          192,009
                                                           ---------        ---------       ---------        ---------
Earnings before interest and income taxes                     23,071            7,481          13,246            5,053
Interest expense                                               2,070              616           4,504            1,763
                                                           ---------        ---------       ---------        ---------
Earnings before income taxes                                  21,001            6,865           8,742            3,290
Provision for income taxes (benefit)                            (237)           2,687            (237)           1,273
                                                           ---------        ---------       ---------        ---------
Net income                                                 $  21,238        $   4,178       $   8,979        $   2,017
                                                           =========        =========       =========        =========

Basic earnings per share                                   $    1.69        $    0.34       $    0.72        $    0.16
                                                           =========        =========       =========        =========
Weighted average shares outstanding - basic                   12,543           12,450          12,499           12,445
                                                           =========        =========       =========        =========
Diluted earnings per share                                 $    1.69        $    0.33       $    0.72        $    0.16
                                                           =========        =========       =========        =========
Weighted average shares outstanding - diluted                 12,543           12,603          12,499           12,615
                                                           =========        =========       =========        =========




          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                      ----------------------------
                                                                                     (AS RESTATED
                                                                                     (See Note 9))
                                                                                     -------------
                                                                      JANUARY 1,     DECEMBER 31,
                                                                         2000            1998
                                                                      ----------     -------------
Cash flow from operating activities:
Net income                                                             $  8,979        $  2,017
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                                        5,329           3,868
     Non-cash interest                                                      701              --
     Deferred rent                                                          493           1,435
     Provision for doubtful accounts                                        477             127
     Loss on sale of stores to franchisees                                1,042              --
     Deferred tax asset                                                    (915)           (927)
     Changes in assets and liabilities:
       Merchandise inventory                                                203          (3,621)
       Refundable income taxes                                            4,929             230
       Advance merchandise payments                                       8,627              --
       Other current assets                                              (6,736)          3,374
       Other assets                                                        (385)            (12)
       Accounts and notes payable                                       (15,797)         12,115
       Accrued expenses                                                   3,617             978
       Other current liabilities                                          1,312             103
       Other long-term liabilities                                          (81)           (630)
                                                                       --------        --------
         Net cash provided by operating activities                       11,795          19,057
Cash flow from investing activities
     Purchases of property and equipment                                 (1,789)        (20,040)
     Proceeds from sales of stores to franchisees                         9,877              --
     Stores acquired from franchisees                                        --          (6,222)
     Disposals of property and equipment                                     81              --
                                                                       --------        --------
          Net cash provided by (used in) investing activities             8,169         (26,262)
Cash flow provided by financing activities
     Proceeds from issuance of stock in exchange for services               800              --
     Proceeds from issuance of Senior Notes and warrants                 30,000              --
     Senior Note issuance costs                                            (673)             --
     Tax effect of non-qualified stock options                              (10)          1,074
     Net proceeds from (payments on) Credit Agreement                   (50,406)          7,759
     Proceeds from exercise of stock options                                 --             175
                                                                       --------        --------
           Net cash provided from (used in) financing activities        (20,289)          9,008
                                                                       --------        --------
Net increase (decrease) in cash and cash equivalents                       (325)          1,803
Cash and cash equivalents, beginning of period                           11,470           5,089
                                                                       --------        --------
Cash and cash equivalents, end of period                               $ 11,145        $  6,892
                                                                       ========        ========

Supplemental disclosure of cash flow information:
     Income taxes paid                                                      250             226
     Interest paid                                                        2,443           1,933


          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     The consolidated financial statements presented in this Form 10-Q are unaudited. The July 3, 1999 consolidated balance sheet has been derived from audited financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of January 1, 2000 and the results of operations for the interim periods presented and cash flows for six months ended January 1, 2000 and December 31, 1998. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

     These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended July 3, 1999.

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

      Certain reclassifications of prior period amounts have been made to conform to current period presentation.

2.  FINANCING AGREEMENTS

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

3.   FINANCING ACTIVITIES, INCLUDING SUBSEQUENT EVENTS

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

7.   SEGMENT INFORMATION

     The following table contains key financial information of the Company's business segments (in thousands):


                                                  QUARTER ENDED                   SIX MONTHS ENDED
                                                          (AS RESTATED                     (AS RESTATED
                                                          (See Note 9))                    (See Note 9))
                                                      ---------------------         ---------------------
                                           JANUARY 1,      DECEMBER 31,     JANUARY 1,      DECEMBER 31,
                                             2000             1998            2000             1998
                                             ----             ----            ----             ----
RETAIL:
Net revenue                                $ 130,769        $ 134,199       $ 198,582        $ 190,205
Operating earnings                            25,385           11,371          22,458           10,831
Identifiable assets                          130,058          133,435         130,058          133,435
Depreciation/amortization                      2,077            1,755           4,233            3,376
Capital expenditures                             429            1,536             786           21,936

FRANCHISING:
Net revenue                                $   5,277        $   4,489       $   7,915        $   6,857
Operating earnings                             4,126            3,239           5,641            4,546
Identifiable assets                            2,400            1,996           2,400            1,996
Depreciation/amortization                         --               --              --               --
Capital expenditures                              --               --              --               --

CORPORATE/OTHER:
Net revenue                                $      --        $      --       $      --        $      --
Operating expenses                             6,440            7,129          14,853           10,324
Identifiable assets                            9,014            8,601           9,014            8,601
Depreciation/amortization                        557              228           1,096              514
Capital expenditures                             553            1,885           1,003            4,326

CONSOLIDATED TOTALS:
Net revenue                                $ 136,046        $ 138,688       $ 206,497        $ 197,062
Operating earnings                            23,071            7,481          13,246            5,053
Interest expense                               2,070              616           4,504            1,763
                                           ---------        ---------       ---------        ---------
Earnings before income taxes                  21,001            6,865           8,742            3,290
Provision for income taxes (benefit)            (237)           2,687            (237)           1,273
                                           ---------        ---------       ---------        ---------
Net income                                 $  21,238        $   4,178       $   8,979        $   2,017
                                           =========        =========       =========        =========

Identifiable assets                        $ 141,472        $ 144,032       $ 141,472        $ 144,032
Depreciation/amortization                      2,634            1,983           5,329            3,890
Capital expenditures                             982            3,421           1,789           26,262

8.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                  QUARTER ENDED                   SIX MONTHS ENDED
                                                         (AS RESTATED                   (AS RESTATED
                                                         (See Note 9))                  (See Note 9))
                                                      ---------------------         ---------------------
                                           JANUARY 1,      DECEMBER 31,     JANUARY 1,      DECEMBER 31,
                                             2000             1998            2000             1998
                                             ----             ----            ----             ----
Net income                                  $21,238         $ 4,178          $ 8,979         $ 2,017
Average shares outstanding                   12,543          12,450           12,499          12,445
Earnings per share                          $  1.69         $  0.34          $  0.72         $  0.16
Dilutive effect of stock options                 (a)            153               (a)            170
Average common and common
  equivalents outstanding                    12,543          12,603           12,499          12,615
Earnings per share -- diluted               $  1.69         $  0.33          $  0.72         $  0.16

(a) Options to purchase 1,273,876 common shares at prices ranging from $2.00 to $32.50 per share were outstanding at January 1, 2000 but were not included in the computation of dilutive earnings per share because to do so would have been anti-dilutive for the periods presented.


9.   RESTATEMENTS

Subsequent to the issuance of the Company's unaudited consolidated financial statements in its Form 10-Q for the quarter ended January 1, 2000, management determined that certain adjustments were necessary related primarily to merchandise inventory and cost of goods sold previously reported for the quarter and six-month periods ended December 31, 1998. As a result, the accompanying financial statements for those periods have been restated from amounts previously reported to properly reflect these items. A summary of the significant effects of the restatement is as follows:


                                           QUARTER ENDED DECEMBER 31, 1998
                                           -------------------------------
                                        AS PREVIOUSLY           AS
                                           REPORTED           RESTATED
                                        -------------        -----------

Revenues                               $138,693             $138,688
                                       --------             --------
Cost of goods sold and
 occupancy costs                         90,920               90,003
Company-owned stores operating and
 selling expenses                        33,274               32,825
Other expenses                            8,538                8,995
                                       --------             --------
Total expenses                          132,732              131,823
                                        -------              -------
Earnings before income taxes              5,961                6,865
Provision for income tax                  2,607                2,687
                                        -------              -------
Net income                               $3,354               $4,178
                                        =======              =======
Basic earnings per share                  $0.27                $0.34
Diluted earnings per share                $0.27                $0.33



                                           SIX MONTHS ENDED DECEMBER 31, 1998
                                           ----------------------------------
                                        AS PREVIOUSLY           AS
                                           REPORTED           RESTATED
                                        -------------        -----------
Revenues                                $197,067             $197,062
                                        --------             --------
Cost of goods sold and occupancy costs   130,433              129,515
Company-owned stores operating and
 selling expenses                         50,308               49,859
Other expenses                            13,941               14,398
                                         -------              -------
Total expenses                           194,682              193,772
                                         -------              -------

Earnings before income taxes               2,385                3,290
Provision for income tax                   1,192                1,273
                                         -------              -------
Net income                                $1,193               $2,017
                                         =======              =======
Basic earnings per share                   $0.10                $0.16
Diluted earnings per share                 $0.10                $0.16


                                            December 31, 1998
                                            -----------------
                                        AS PREVIOUSLY          AS
                                           REPORTED         RESTATED
                                        -------------      ---------
Total current assets                     $79,605               $73,299
Total other assets                        70,354                70,733
                                        --------              --------
Total assets                            $149,959              $144,032
                                        ========              ========
Total current liabilities                $95,001               $88,338
Total other liabilities                    6,465                 6,326
Total stockholders equity                 48,493                49,368
                                        --------              --------
Total liabilities and stockholders'
 equity                                 $149,959              $144,032
                                        ========              ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent to the issuance of the Company's unaudited consolidated financial statements in its form 10-Q for the quarter ended January 1, 2000, management determined that certain adjustments were necessary related primarily to merchandise inventory and cost of goods sold previously reported for the quarter and six month periods ended December 31, 1998. As a result, the accompanying financial statements for those periods have been restated from amounts previously reported to properly reflect these items.

                             SELECTED FINANCIAL DATA
                 (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)


                                                            QUARTER ENDED                   SIX MONTHS ENDED
                                                            -------------                   ----------------
                                                                    (AS  RESTATED                    (AS RESTATED
                                                                    (See Note 9))                    (See Note 9))
                                                                     -----------                      -----------
                                                     JANUARY 1,      DECEMBER 31,     JANUARY 1,      DECEMBER 31,
                                                        2000             1998            2000             1998
                                                        ----             ----            ----             ----
STATEMENT OF OPERATIONS DATA:
Total revenue                                        $ 136,046        $ 138,688       $ 206,497        $ 197,062
                                                     =========        =========       =========        =========
Company-owned stores
   Net sales                                         $ 130,769        $ 134,199       $ 198,582        $ 190,205
   Cost of goods sold and occupancy costs               79,733           90,003         130,450          129,515
                                                     ---------        ---------       ---------        ---------
   Gross profit                                         51,036           44,196          68,132           60,690
   Store operating and selling expense                  25,651           32,825          45,674           49,859
                                                     ---------        ---------       ---------        ---------
   Company-owned stores profit contribution             25,385           11,371          22,458           10,831

Franchise stores:
   Royalty fees                                          5,277            4,454           7,593            6,462
   Franchise fees                                           --               35             322              395
                                                     ---------        ---------       ---------        ---------
   Total franchise revenues                              5,277            4,489           7,915            6,857
   Total franchise expense                               1,151            1,250           2,274            2,311
                                                     ---------        ---------       ---------        ---------
   Franchise profit contribution                         4,126            3,239           5,641            4,546

General and administrative expense:
   Special charges (a)                                   1,394               --           6,262               --
   Other general and administrative expenses             5,046            7,129           8,591           10,324
                                                     ---------        ---------       ---------        ---------
                                                         6,440            7,129          14,853           10,324
                                                     ---------        ---------       ---------        ---------
Earnings before interest and income taxes               23,071            7,481          13,246            5,053
Interest expense, net                                    2,070              616           4,504            1,763
                                                     ---------        ---------       ---------        ---------
Earnings before income taxes                            21,001            6,865           8,742            3,290
Provision for income taxes (benefit)                      (237)           2,687            (237)           1,273
                                                     ---------        ---------       ---------        ---------
Net income                                           $  21,238        $   4,178       $   8,979        $   2,017
                                                     =========        =========       =========        =========

Basic earnings per share                             $    1.69        $    0.34       $    0.72        $    0.16
                                                     =========        =========       =========        =========
Diluted earnings per share                           $    1.69        $    0.33       $    0.72        $    0.16
                                                     =========        =========       =========        =========
Weighted average shares outstanding -- Basic            12,543           12,450          12,499           12,445
                                                     =========        =========       =========        =========
Weighted average shares outstanding -- Diluted          12,543           12,603          12,499           12,615
                                                     =========        =========       =========        =========
EBITDA (b)                                           $  27,100        $   9,464       $  24,838        $   8,943
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

BALANCE SHEET DATA:
                                                                                             (As Restated)
                                                                                              -----------
                                                                               January 1,     December 31,
                                                                                 2000            1998
                                                                                 ----            ----
Working capital (deficiency)                                                  $ 21,629        $(15,039)
Total assets                                                                   141,472         144,032
Bank borrowings and other debt                                                  36,325          46,800
Capital lease obligation                                                           880             994
Stockholders' equity                                                            47,668          48,368


QUARTER ENDED JANUARY 1, 2000 ("SECOND QUARTER") COMPARED TO QUARTER ENDED DECEMBER 31, 1998 ("1998 QUARTER")

     Retail. Net sales from Company-owned stores decreased 2.6% to $130.8 million for Second Quarter, from $134.2 million for the comparable 1998 Quarter. The decrease in sales is the result of the decreased number of stores offset in part by same store sales increases. Same store sales increased 3.9% in the Second Quarter. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the Second Quarter increased 15.5% to $51.0 million from $44.2 million for the comparable 1998 Quarter. The increase in gross profit in the Second Quarter was primarily due to a charge of $2.8 million recorded in the 1998 quarter for slow moving inventory, and decreased inventory losses of $4.8 million in 1999 as compared to the loss experience in 1998. Additionally, gross profit was effected by increased store occupancy costs of $383,000 without a corresponding increase in sales. Gross margin was 39.0% for the Second Quarter compared with 32.9% for the comparable 1998 Quarter.

     Store operating and selling expenses decreased 21.9% to $25.7 million for the Second Quarter from $32.8 million in the comparable 1998 Quarter. The decrease in store operating expenses is primarily attributable to decreased store payroll and bonuses of $2.6 million and reduced advertising of $2.6 million during the Second Quarter. Store operating and selling expenses were 19.6% and 24.5% of sales for the Second Quarter and 1998 Quarter, respectively. Pre-opening expenses of $38,000 were incurred in the quarter related to one third quarter opening (no Company-owned stores were opened in the second quarter compared to pre-opening expenses of $169,000 incurred in the 1998 Quarter in connection with the opening of 14 stores. Company-owned stores recorded a profit contribution of $25.4 million for the Second Quarter, compared to a contribution of $11.4 million for the 1998 Quarter.

     Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4% of the store's net sales. Royalty fees increased 18.5% to $5.3 million in the Second Quarter from $4.5 million in the comparable 1998 Quarter due primarily to an increase in the number of stores and same-store sales increases of 12.1%. No franchise fee income was recognized in the second quarter, compared to $ 35,000 recognized in the comparable period in 1998.

     Expenses directly related to franchise revenue decreased 7.9% to $1.2 million for the Second Quarter from $1.3 million for the comparable 1998 period. As a percentage of franchise revenue, franchise expenses were 21.8% and 27.8% for the Second Quarter and 1998 Quarter, respectively.

     Franchise profit contribution increased 27.4% to $4.1 million for the Second Quarter from $3.2 million for the comparable 1998 Quarter. The increase in franchise profit contribution is due to higher revenues from the increased number of franchise stores and same-store sales increases.

     General and Administrative. General and administrative expenses decreased 9.7% to $6.4 million in the Second Quarter from $7.1 million in the comparable 1998 Quarter. This decrease includes $1.4 in special charges relating to consulting accounting, banking and other expense resulting from the Company's refinancing arrangements in the second Quarter. Exclusive of the $1.4 million in special charges, general and administrative expenses were 3.7% and 5.1% of revenue for the Second Quarter and 1998 Quarter, respectively. This decrease primarily results from lower payroll expenses due to reduced corporate staffing and from reduced recurring professional fees.

     Interest Expense. Interest expense increased 236% to $2.1 million for the Second Quarter from $616,000 in the comparable 1998 Quarter. The increased expense is primarily attributable to increased interest rates, new borrowings and increased average borrowings outstanding.

     Income Taxes (Benefit). There was a tax benefit of $237,000 for the Second Quarter as compared to the $2.7 million expense reported in the 1998 Quarter. The tax benefit in the Second Quarter was the result primarily of reduced valuation allowances against deferred tax assets and previous federal and state net operating losses.

     Net Income. As a result of the above factors, net income for the Second Quarter was $21.2 million, or $1.69 per basic and diluted share, in the Second Quarter, as compared to a net income of $4.2 million, or $0.34 per basic and $0.33 diluted share in the 1998 Quarter.


SIX MONTHS ENDED JANUARY 1, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998

     Retail. Net sales from Company-owned stores increased 4.4% to $198.6 million for the six months ended January 1, 2000, from $190.2 million for the comparable six month period ended December 31, 1998. This increase is the result of the maturing of stores opened in the 1998 period plus same-store sales increases, offset by the effects of the 17 stores sold in the first quarter. Same store sales increased 1.3% in the 1999 period. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the 1999 period increased 12.3% to $68.1 million from $60.7 million for the comparable 1998 period. The increase in gross profit in the 1999 period was primarily due to a charge of $2.8 million recorded in the 1998 period for slow moving inventory and decreased inventory losses of $4.8 million in 1999 as compared to the loss experience in 1998. Additionally, gross profit was effected by increased store occupancy costs of $2.0 million without a corresponding increase in sales. Gross margin was 34.3% for the 1999 period compared with 31.9% for the comparable 1998 period.

     Store operating and selling expenses decreased 8.4% to $45.7 million for the 1999 period from $49.9 million in the comparable 1998 period. The decrease in store operating expenses is attributable primarily to reduced advertising expense of $1.8 million, reduced supplies expense of $804,000 and reduced other operating expenses of $2.0 million. Store operating and selling expenses were 23.0% and 26.2% of sales for the 1999 period and 1998 period, respectively. Pre-opening expenses in the 1999 period were $86,000 for the one Company-owned store opened in the period plus one store planned to be opened in the third quarter compared to pre-opening expenses of $604,000 for 54 stores opened in the 1998 period. Company-owned stores recorded a profit contribution of $22.5 million for the 1999 period, compared to a contribution of $10.8 million for the 1998 period. The increased contribution was primarily the result of reduced cost of sales and lower operating expenses, including the decrease in pre-opening expenses, and the increased profitability of mature stores.

     Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4% of the store's net sales. Franchise fees, recognized on 12 store openings were $322,000 for the 1999 period compared to $395,000 for the comparable 1998 period, which represents 11 store openings. Royalty fees increased 17.5% to $7.6 million in the 1999 period from $6.5 million in the comparable 1998 period due primarily to an increase in the number of franchise stores and same-store sales increases of 10.3%.

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

     Franchise profit contribution increased 24.1% to $5.6 million for the 1999 period from $4.5 million for the comparable 1998 period. The increase in franchise profit contribution is due to higher revenues from the increased number of franchise stores and same-store sales increases.

     General and Administrative. General and administrative expenses increased 43.9% to $14.9 million in the 1999 period from $10.3 million in the comparable 1998 period. This increase is primarily attributable to $6.3 million in special charges relating to consulting accounting, banking and other expense resulting from the Company's refinancing arrangements. During the 1999 period there was a decrease in corporate expenses primarily attributable to decreased travel, professional fees and other costs. Exclusive of the $6.3 million in special charges discussed above, general and administrative expenses were 4.3% and 5.2% of revenue for the 1999 period and 1998 period, respectively.

     Interest Expense. Interest expense increased 155.5% to $4.5 million for the 1999 period from $1.8 million in the comparable 1998 period. The increased expense is primarily attributable to increased interest rates, new borrowings and average borrowings outstanding.

     Income Taxes (Benefit). There was a tax benefit of $237,000 for the 1999 period as compared to the $1.3 million expense reported in the 1998 period. The tax benefit in 1999 was primarily due to reduced valuation allowances against deferred tax assets and the use of previous federal and state net operating losses.

     Net Income. As a result of the above factors, net income for the 1999 period was $9.0 million, or $0.72 per basic and diluted share, in the 1999 period, as compared to a net income of $2.0 million, or $0.16 per basic and diluted share in the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

     For the six month period ended January 1, 2000, cash provided by operating activities was $11.8 million, compared to $19.0 million for the comparable 1998 Period. The decrease in cash provided by operating activities was primarily attributable to increases in other current assets and other assets of $10.4 million, decreases in 1999 in accounts payable of $15.8 million, compared to an increase in accounts payable of $12.1 million in the 1998 period, offset in part by a reduction of refundable income taxes of $4.9 million and increased net income of $7.0 million.

     Cash provided by investing activities for the 1999 period was $8.2 million compared to $26.2 million used in investing in the comparable 1998 period. The change in cash used in investing activities was primarily attributable to declines in new store additions and acquisitions. During the 1999 period, one new store was opened compared to 54 stores opened in the 1998 period. No stores were acquired in the 1999 period, compared to five stores acquired in the 1998 period.

     Cash used in financing activities was $20.3 million for the 1999 period compared to cash provided by financing activities of $9.0 million in the comparable 1998 period. This change is primarily attributable to the repayment of borrowings of $50.4 million under the Credit Agreement and net proceeds of $29.3 million from the issuance of Senior Notes.

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

                                By /s/ James Shea
                                -----------------
                                  (James Shea)
                             Chief Executive Officer

                             By /s/ Thomas E. Larson
                             -----------------------
                               (Thomas E. Larson)
                             Chief Financial Officer

                              By /s/ Linda M. Siluk
                              ---------------------
                                (Linda M. Siluk)
                            Chief Accounting Officer

Date:  November 28, 2000

                                EXHIBIT INDEX



Exhibit No.              Description

   27                    Financial Data Schedule