Form 10-Q/A
period 2000-04-01
PARTY CITY CORP
filed 2000-11-29
CIK 1005972

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

                             PARTY CITY CORPORATION

     The Company hereby amends Part I of its quarterly report on Form 10-Q for the period April 1, 2000 to reflect the restatement of its financial statements for the quarter ended and nine months ended March 31, 1999.


                                      INDEX

 Part I.      Financial Information                                                                                Page No.
         Item 1. Consolidated Financial Statements                                                                 -------
                Consolidated Balance Sheets - April 1, 2000 (Unaudited) and July 3, 1999                                3
                Consolidated Statements of Operations (Unaudited) - For the Quarter and Nine
                    Months Ended April 1, 2000 and March 31, 1999                                                       4
                Consolidated Statements of Cash Flows (Unaudited) - For the Nine Months
                    Ended April 1, 2000 and March 31, 1999                                                              5
                Notes to Consolidated Financial Statements                                                              6
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                                            12

 Part II.     Other Information
         Item 2. Changes in Securities                                                                                 17
         Item 3. Defaults Under Senior Securities                                                                      17
         Item 6. Exhibits and Reports on Form 8-K                                                                      17
         Exhibit Index

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                      PARTY CITY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                        APRIL 1, 2000   JULY 3, 1999*
                                                                                        -------------   -------------
                                                                                         (Unaudited)
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                                 $  4,495       $ 11,470
   Merchandise inventory                                                                       51,763         47,016
   Refundable income taxes                                                                      1,919          6,848
   Other current assets                                                                        15,325         16,600
   Advance merchandise payments                                                                    --          9,439
                                                                                             --------       --------
      Total current assets                                                                     73,502         91,373
Property and equipment, net                                                                    43,884         50,557
Goodwill, net                                                                                  15,153         18,483
Other assets                                                                                    2,740            906
                                                                                             --------       --------
      Total assets                                                                           $135,279       $161,319
                                                                                             ========       ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts and notes payable - trade                                                        $ 28,465       $ 48,386
   Accrued expenses                                                                            15,137         10,145
   Revolving credit facility                                                                    6,916             --
   Other current liabilities                                                                    2,044            986
   Credit Agreement                                                                                --         58,550
                                                                                             --------       --------
      Total current liabilities                                                                52,562        118,067

   Deferred rent                                                                                7,323          6,527
   Senior Notes                                                                                34,535             --
   Other long-term liabilities                                                                    624            791

Commitments and contingencies

Stockholders' equity:
   Common stock, 12,722,205 and 12,455,538 shares
     outstanding, respectively                                                                    127            125
   Additional paid-in capital                                                                  37,968         34,024
   Retained earnings                                                                            2,140          1,785
                                                                                             --------       --------
       Total stockholders' equity                                                              40,235         35,934
                                                                                             --------       --------
          Total liabilities and stockholders' equity                                         $135,279       $161,319
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

                      PARTY CITY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                  QUARTER ENDED                  NINE MONTHS ENDED
                                                          -----------------------------------------------------------------
                                                                           (As Restated                       (As  Restated
                                                                           (See Note 9))                      (See Note 9))
                                                                          --------------                     --------------
                                                          APRIL 1, 2000   MARCH 31, 1999    APRIL 1, 2000    MARCH 31, 1999
                                                          -----------------------------------------------------------------
Revenues:
  Net sales                                                   $  66,400       $  70,420        $ 264,982        $ 260,625
  Royalty fees                                                    2,472           2,138           10,065            8,600
  Franchise fees                                                     --             164              322              559
                                                              ---------       ---------        ---------        ---------
     Total revenues                                              68,872          72,722          275,369          269,784
Expenses:
  Cost of goods sold and occupancy costs                         49,669          51,479          180,120          180,994
  Company-owned stores operating and selling expense             18,381          20,505           64,062           70,364
  Franchise expense                                                 987             939            3,239            3,250
  General and administrative expense                              6,302           6,137           21,169           16,461
                                                              ---------       ---------        ---------        ---------
    Total expenses                                               75,339          79,060          268,590          271,069
                                                              ---------       ---------        ---------        ---------
Earnings (loss) before interest and income tax benefit          (6,467)         (6,338)            6,779          (1,285)
Interest expense                                                  2,157             914            6,661            2,677
                                                              ---------       ---------        ---------        ---------
Earnings (loss) before income tax benefit                       (8,624)         (7,252)              118          (3,962)
Income tax benefit                                                   --         (1,846)            (237)            (573)
                                                              ---------       ---------        ---------        ---------
Net income (loss)                                              ($8,624)        ($5,406)             $355         ($3,389)
                                                              =========       =========        =========        =========
Basic earnings (loss) per share                                 ($0.68)         ($0.43)             $.03          ($0.27)
                                                              =========       =========        =========        =========
Weighted average shares outstanding - basic
                                                                12,722           12,458           12,574           12,468
                                                              =========       =========        =========        =========
Diluted earnings (loss) per share                               ($0.68)         ($0.43)             $.03          ($0.27)
                                                              =========       =========        =========        =========
Weighted average shares outstanding - diluted                    12,722          12,458           13,784           12,468
                                                              =========       =========        =========        =========

          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                           -------------------------
                                                                                        (As Restated
                                                                                        (See Note 9))
                                                                                        ------------
                                                                            APRIL 1,      MARCH 31,
                                                                              2000          1999
                                                                           -------------------------
Cash flow from operating activities:
Net income (loss)                                                          $    355        ($3,389)
Adjustments to reconcile net income to net cash provided by
operating activities:
       Depreciation and amortization                                          7,669           6,355
       Non-cash interest and deferred financing costs                           888              --
       Deferred rent                                                            796           2,193
       Provision for doubtful accounts                                          853             127
       Loss on sale of stores to franchisees                                  1,375              --
       Deferred tax asset                                                     (915)         (2,988)
       Changes in assets and liabilities:
         Merchandise inventory                                              (9,281)        (11,914)
         Refundable income taxes                                              4,929         (6,270)
         Advance merchandise payments                                         9,439              --
         Other current assets                                                   964           1,882
         Other assets                                                         (220)              40
         Accounts payable                                                  (19,921)          24,068
         Accrued expenses                                                     4,659             212
         Other current liabilities                                             (44)             598
         Other long-term liabilities                                          (167)            (739)
                                                                           --------        --------
            Net cash provided by operating activities                         1,379          10,175
Cash flow from investing activities
       Purchases of property and equipment                                  (2,530)        (24,726)
       Proceeds from sales of stores to franchisees                           9,877              --
       Disposals of property and equipment                                       87              15
       Stores acquired from franchisees                                          --         (6,225)
                                                                           --------        --------
             Net cash provided by (used in) investing activities              7,434        (30,936)
Cash flow provided by financing activities
       Proceeds from issuance of stock in exchange for services                 800              --
       Proceeds from issuance of Senior Notes and warrants                   37,281              --
       Senior Note and revolving credit facility costs                      (2,225)              --
       Tax effect of non-qualified stock options                               (10)           1,023
       Net proceeds from (payments on) Credit Agreement                    (58,550)          17,459
       Net proceeds from revolving credit facility                            6,916              --
       Proceeds from exercise of stock options                                   --             208
                                                                           --------        --------
               Net cash provided from (used in) financing activities       (15,788)          18,690
                                                                           --------        --------
Net decrease in cash and cash equivalents                                   (6,975)         (2,071)
Cash and cash equivalents, beginning of period                               11,470           5,089
                                                                           --------        --------
Cash and cash equivalents, end of period                                   $  4,495        $  3,018
                                                                           ========        ========
Supplemental disclosure of cash flow information:
       Income taxes paid                                                   $     97        $  7,254
       Interest paid                                                       $  1,630        $    833
Supplemental disclosure of financing activities:
       Fair value of Warrants issued                                       $  3,156              --


          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

      The consolidated financial statements, presented in this Form 10-Q are unaudited. The July 3, 1999 consolidated balance sheet has been derived from audited financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of April 1, 2000 and the results of operations for the interim periods presented and cash flows for nine months ended April 1, 2000 and March 31, 1999. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

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

7.   SEGMENT INFORMATION

     The following table contains key financial information of the Company's business segments (in thousands):

                                                QUARTER ENDED                    NINE MONTHS ENDED
                                                -------------                    -----------------
                                                        (As Restated                       (As Restated
                                                         (See Note 9))                      (See Note 9))
                                                           --------                           --------
                                            APRIL 1,       MARCH 31,         APRIL 1,         MARCH 31,
                                             2000            1999              2000             1999
                                             ----            ----              ----             ----
RETAIL:
Net revenue                                 $  66,400        $  70,420       $ 264,982        $ 260,625
Operating earnings (loss)                     (1,650)          (1,564)          20,800            9,267
Identifiable assets                           124,303          149,202         124,303          149,202
Depreciation/amortization                       2,057            2,054           6,290            5,430
Capital expenditures                              241            3,252           1,030           25,173

FRANCHISING:
Net revenue                                 $   2,472        $   2,302       $  10,387        $   9,159
Operating earnings                              1,485            1,363           7,148            5,909
Identifiable assets                             1,748            1,849           1,748            1,849
Depreciation/amortization                          --               --              --               --
Capital expenditures                               --               --              --               --

CORPORATE/OTHER:
Net revenue                                 $      --        $      --       $      --        $      --
Operating expenses                              6,302            6,137          21,169           16,461
Identifiable assets                             9,228            9,588           9,228            9,588
Depreciation/amortization                         283              433           1,379              947
Capital expenditures                              497            1,420           1,500            5,761

CONSOLIDATED TOTALS:
Net revenue                                 $  68,872        $  72,722       $ 275,369        $ 269,784
Operating earnings (loss)                     (6,467)          (6,338)           6,779          (1,285)
Interest expense                                2,157              914           6,661            2,677
                                            ---------        ---------       ---------        ---------
Earnings (loss) before income taxes           (8,624)          (7,252)             118          (3,962)
Provision for income tax benefit                   --          (1,846)           (237)            (573)
                                            ---------        ---------       ---------        ---------
Net income (loss)                          ($  8,624)       ($  5,406)       $     355       ($  3,389)
                                            =========        =========       =========        =========

Identifiable assets                         $ 135,279        $ 160,639       $ 135,279        $ 160,639
Depreciation/amortization                       2,340            2,487           7,669            6,377
Capital expenditures                              738            4,672           2,530           30,934

8.   EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

                                                       Quarter ended                           Nine Months Ended
                                                       --------------                          -----------------
                                                                 (As Restated                              (As Restated
                                                                 (See Note 9))                             (See Note 9))
                                                                    ---------                                ---------
                                                 April 1,           March 31,              April 1,          March 31,
                                                 --------           ---------              --------          ---------
                                                   2000                1999                 2000               1999
                                                   ----                ----                 ----               ----
   Net income (loss)                              ($8,624)             ($5,406)               $355              ($3,389)
   Average shares outstanding                      12,722               12,458              12,574               12,468
   Earnings (loss) per share - basic               ($0.68)              ($0.43)              $0.03               ($0.27)
   Dilutive effect of stock options                    (a)                  (a)                  9                   (a)
   Dilutive effect of warrants                         (a)                   NA              3,137                   NA
   Average common and common equivalent shares
   outstanding                                     12,722               12,458              13,784               12,468
   Earnings (loss) per share - diluted             ($0.68)              ($0.43)              $0.03               ($0.27)

(a) In periods of losses, options and warrants were excluded from the computation of diluted earnings per share because they would be antidilutive.

9.   RESTATEMENTS

     Subsequent to the issuance of the Company's unaudited consolidated financial statements in its Form 10-Q for the quarter ended April 1, 2000, management determined that certain adjustments were necessary related primarily to merchandise inventory and cost of goods sold previously reported for the quarter and nine-month period ended March 31, 1999. As a result, the accompanying financial statements for those periods have been restated from amounts previously reported to properly reflect these items. A summary of the significant effects of the restatement is as follows:

                                       Quarter ended March 31, 1999
                                       ----------------------------
                                       As previously          As
                                         reported          restated
                                       -------------       --------
Revenues                                    72,715           72,722
                                           -------          -------
Costs of goods sold and occupancy costs     51,191           51,479
Company-owned stores operating and
selling expenses                            20,055           20,505
Other expenses                               8,056            7,990
                                           -------          -------
Total expenses                              79,302           79,974
                                           -------          -------
Loss before income taxes                    (6,587)          (7,252)
Provision for income tax (benefit)          (2,043)          (1,846)
                                           -------          -------
Net loss                                   $(4,544)         $(5,406)
                                           =======          =======
Basic loss per share                        $(0.36)          $(0.43)
Diluted loss per share                      $(0.36)          $(0.43)


                                              Nine months ended
                                               March 31, 1999
                                          -------------------------
                                          As previously       As
                                            reported       restated
                                          -------------    --------
Revenues                                    $269,783       $269,784
                                            --------       --------
Costs of goods sold and occupancy costs      181,624        180,994
Company-owned stores operating and
selling expenses                              70,364         70,364
Other expenses                                21,996         22,388
                                            --------       --------
Total expenses                              $273,984       $273,746
                                            --------       --------
Loss before income taxes                      (4,201)        (3,962)
Provision for income tax (benefit)              (850)          (573)
                                            --------       --------
Net loss                                    $ (3,351)      $ (3,389)
                                            ========       ========
Basic loss per share                          $(0.27)        $(0.27)
Diluted loss per share                        $(0.27)        $(0.27)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent to the issuance of the Company's unaudited consolidated financial statements in its form 10Q for the quarter ended April 1, 2000, management determined that certain adjustments were necessary related primarily to merchandise inventory and cost of goods sold previously reported for the quarter and nine-month period ended March 31, 1999. As a result, the accompanying financial statements for those periods have been restated from amounts previously reported to properly reflect these items.

                                                                               SELECTED FINANCIAL DATA
                                                                   (in thousands, except per share and store data)

                                                                    QUARTER ENDED                   NINE MONTHS ENDED
                                                                    -------------                   -----------------
                                                                               Restated                          Restated
                                                                             (See Note 8)                      (See Note 8)
                                                                               --------                          --------
                                                              APRIL 1,         MARCH 31,        APRIL 1,         MARCH 31,
                                                               2000              1999            2000              1999
                                                               ----              ----            ----              ----
STATEMENT OF OPERATIONS DATA:
Total revenue                                                 $  68,872       $  72,722        $ 275,369        $ 269,784
                                                              =========       =========        =========        =========
Company-owned stores
    Net sales                                                 $  66,400       $  70,420        $ 264,982        $ 260,625
    Cost of goods sold and occupancy costs                       49,669          51,479          180,120          180,994
                                                              ---------       ---------        ---------        ---------
    Gross profit                                                 16,731          18,941           84,862           79,631
    Store operating and selling expense                          18,381          20,505           64,062           70,364
                                                              ---------       ---------        ---------        ---------
    Company-owned stores profit contribution (loss)             (1,650)          (1,564)          20,800            9,267

Franchise stores:
    Royalty fees                                                  2,472           2,138           10,065            8,600
    Franchise fees                                                   --             164              322              559
                                                              ---------       ---------        ---------        ---------
    Total franchise revenues                                      2,472           2,302           10,387            9,159
    Total franchise expense                                         987             939            3,239            3,250
                                                              ---------       ---------        ---------        ---------
    Franchise profit contribution                                 1,485           1,363            7,148            5,909

General and administrative expense:
    Special charges (a)                                             811           1,151            7,073            1,151
    Other general and administrative expenses                     5,491           4,986           14,096           15,310
                                                              ---------       ---------        ---------        ---------
                                                                  6,302           6,137           21,169           16,461
                                                              ---------       ---------        ---------        ---------
Earnings (loss) before interest and income tax benefit          (6,467)         (6,338)            6,779          (1,285)
Interest expense, net                                             2,157             914            6,661            2,677
                                                              ---------       ---------        ---------        ---------
Earnings (loss) before income tax benefit                       (8,624)         (7,252)              118          (3,962)
Income tax benefit                                                   --         (1,846)            (237)            (573)
                                                              ---------       ---------        ---------        ---------
Net income (loss)                                            ($  8,624)      ($  5,406)        $     355       ($  3,389)
                                                              =========       =========        =========        =========
Basic earnings (loss) per share                              ($   0.68)      ($   0.43)        $     .03       ($   0.27)
                                                              =========       =========        =========        =========
Diluted earnings (loss) per share                            ($   0.68)      ($   0.43)        $     .03       ($   0.27)
                                                              =========       =========        =========        =========
Weighted average shares outstanding - Basic                      12,722          12,455           12,574           12,468
                                                              =========       =========        =========        =========
Weighted average shares outstanding - Diluted                    12,722          12,455           13,784           12,468
                                                              =========       =========        =========        =========
EBITDA (b)                                                    $ (3,316)        $ (2,700)       $  21,521        $   6,243
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

      (b) Earnings before interest, taxes, depreciation and amortization, and exclusive of special charges, as defined above.


                                                  QUARTER ENDED          NINE MONTHS ENDED
                                                  -------------          -----------------
                                               APRIL 1,    MARCH 31,    APRIL 1,    MARCH 31,
                                                2000         1999        2000         1999
                                                ----         ----        ----         ----
STORE DATA:
    COMPANY-OWNED:
      Stores open at beginning of period          198          207          215          148
      Stores opened                                 1            7            2           61
      Stores closed                               (1)           --          (2)           --
      Stores acquired from franchisees             --           --           --            5
      Stores sold to franchisees                   --           --         (17)           --
                                                 ----         ----         ----         ----
      Stores open at end of period                198          214          198          214

    FRANCHISE:
      Stores open at beginning of period          206          167          178          161
      Stores opened                                 3            7           15           18
      Stores closed                               (1)           --          (2)           --
      Stores acquired from corporate               --           --           17           --
      Stores sold to corporate                     --           --           --          (5)
                                                 ----         ----         ----         ----
      Stores open at end of period                208          174          208          174
                                                 ----         ----         ----         ----
                                                  406          388          406          388
                                                 ====         ====         ====         ====
    Increase (decrease) in company-owned
    same store sales                           (4.4%)        15.0%       (0.3%)        12.4%
    Increase (decrease) in franchise same
    store sales                                (1.2%)        10.4%         7.1%         6.8%
    Average sales per Company-owned
    store (in thousands)                       $339.5       $357.3     $1,381.4     $1,345.6

                                                                                        (As Restated)
                                                                                        -------------
                                                                       APRIL 1,           MARCH 31,
BALANCE SHEET DATA:                                                     2000                1999
                                                                        ----                ----
    Working capital (deficiency)                                       $20,940            ($21,349)
    Total assets                                                       135,279              160,639
    Revolving credit agreement borrowings and other                      6,916               56,500
    Senior Notes                                                        34,535
    Capital lease obligation                                               795                1,036
    Stockholders' equity                                                40,235               43,944

QUARTER ENDED APRIL 1, 2000 ("THIRD QUARTER") COMPARED TO QUARTER ENDED MARCH 31, 1999 ("1999 QUARTER")

      Retail. Net sales from Company-owned stores decreased 5.7% to $66.4 million for the Third Quarter, from $70.4 million for the comparable 1999 Quarter. The decrease in sales is the result of the decreased number of stores and same store sales declines. Same store sales decreased 4.4% in the Third Quarter primarily as a result of the shift of a significant portion of Easter sales to the fourth quarter. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the Third Quarter decreased 11.7% to $16.7 million from $18.9 million for the comparable 1999 Quarter. The decrease in gross profit in the Third Quarter was primarily due to fewer stores. Gross margin was 25.2% for the Third Quarter compared to 26.9% in the 1999 Quarter.

      Store operating and selling expenses decreased 10.4% to $18.4 million for the Third Quarter from $20.5 million in the comparable 1999 Quarter. The decrease in store operating expenses is primarily attributable to store payroll and bonuses of $947,000 and reduced other operating expenses of $572,000 during the Third Quarter. Store operating and selling expenses were 27.7% and 29.1% of sales for the Third Quarter and the comparable 1999 quarter, respectively. Pre-opening expenses of $6,000 were incurred in the quarter related to one third quarter opening compared to pre-opening expenses of $182,000 incurred in the 1999

Quarter in connection with the opening of seven stores. Company-owned stores recorded a negative contribution of $1.7 million for the Third Quarter, compared to a negative contribution of $1.6 million for the 1999 Quarter.

      Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4% of the store's net sales. Royalty fees increased 15.6% to $2.5 million in the Third Quarter from $2.1 million in the comparable 1999 Quarter due primarily to an increase in the number of stores. No franchise fee income was recognized in the Third Quarter, compared to $164,000 recognized in the comparable period in 1999.

      Expenses directly related to franchise revenue increased 5.1% to $987,000 for the Third Quarter from $939,000 for the comparable 1999 period. As a percentage of franchise revenue, franchise expenses were 39.8% and 40.8% for the Third Quarter and the comparable 1999 Quarter, respectively.

      Franchise profit contribution increased 9.0% to $1.5 million for the Third Quarter from $1.4 million for the comparable 1999 Quarter. The increase in franchise profit contribution is due to higher revenues from the increased number of franchise stores.

      General and Administrative. General and administrative expenses increased 2.7% to $6.3 million in the Third Quarter from $6.1 million in the comparable 1999 Quarter. This increase includes $811,000 in special charges relating to consulting accounting, banking and other expense resulting from the Company's refinancing arrangements in the second Quarter. Exclusive of the $811,000 in special charges, general and administrative expenses were 8.0% and 6.9% of total revenue for the Third Quarter and 1999 Quarter, respectively. This increase primarily results from a charge for store closing costs of $955,000 relating to two stores.

      Interest Expense. Interest expense increased 136% to $2.2 million for the Third Quarter from $914,000 in the comparable 1999 Quarter. The increased expense is primarily attributable to increased interest rates, new borrowings and increased average borrowings outstanding.

     Income Tax Benefit. There was no tax benefit for the Third Quarter as compared to the $1.8 million benefit reported in the 1999 Quarter.

      Net Loss. As a result of the above factors, net loss for the Third Quarter was $8.6 million, or $0.68 per basic and diluted share, in the Third Quarter, as compared to a net loss of $5.4 million, or $.43 per basic and diluted share in the 1999 Quarter.

NINE MONTHS ENDED APRIL 1, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

      Retail. Net sales from Company-owned stores increased 1.7% to $265 million for the nine months ended April 1, 2000, from $261 million for the comparable nine month period ended March 31, 1999. This increase is the result of the maturing of stores opened in the 1999 period offset by negative same-store sales increases, further offset by the effects of the 17 stores sold in the first quarter. Same store sales decreased 0.3% in the nine months ended April 1, 2000. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the 2000 period increased 6.6% to $84.9 million from $79.6 million for the comparable 1999 period. The increase in gross profit in the 2000 period was primarily due to a charge of $2.3 million recorded in the 1999 period for slow moving inventory, and decreased inventory losses of $4.8 million in the nine month period ended April 1, 2000 as compared to the loss experience in the prior period. Additionally, gross profit was affected by increased store occupancy costs of $2.2 million without a corresponding increase in sales. Gross margin was 32.0% for the 2000 period compared with 30.6% for the comparable 1999 period.

      Store operating and selling expenses decreased 9.0% to $64.1 million for the 2000 period from $70.4 million in the comparable 1999 period. The decrease in store operating expenses is attributable primarily to reduced store payroll of $1.4 million, reduced advertising expense of $1.8 million, reduced supplies expense of $948,000 and reduced other operating expenses of $2.6 million. Store operating and selling expenses were 24.2% and 27.0% of sales for the 2000 period and 1999 period, respectively. Pre-opening expenses in the 2000 period were $93,000 for the two Company-owned store opened in the 2000 period compared to pre-opening expenses of $783,000 for 61 stores opened in the 1999 period. Company-owned stores recorded a profit contribution of $20.8 million for the 2000 period, compared to a contribution of $9.3 million for the 1999 period. The increased contribution was primarily the result of reduced cost of sales and lower operating expenses, including the decrease in pre-opening expenses, and the increased profitability of mature stores.

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

      General and Administrative. General and administrative expenses increased 28.6% to $21.2 million in the 2000 period from $16.5 million in the comparable 1999 period. This increase is primarily attributable to $7.1 million in special charges relating to consulting accounting, banking and other expense resulting from the Company's refinancing arrangements. During the 1999 period, $1.2 million of such special charges were incurred. During the 1999 period there was a decrease in corporate expenses primarily attributable to decreased travel, professional fees and other costs. Exclusive of the $7.1 million in special charges discussed above, general and administrative expenses were 5.1% and 5.7% of revenue for the 2000 period and 1999 period, respectively.

      Interest Expense. Interest expense increased 149% to $6.7 million for the 2000 period from $2.7 million in the comparable 1999 period. The increased expense is primarily attributable to increased interest rates, new borrowings and average borrowings outstanding.

      Income Tax Benefit. There was a tax benefit of $237,000 for the 2000 period as compared to the $573,000 benefit reported in the 1999 period. The tax benefit in 2000 was primarily due to reduced valuation allowances against deferred tax assets and the use of previous federal and state net operating losses.

      Net Income. As a result of the above factors, net income for the 2000 period was $355,000, or $.03 per basic share and $.03 per diluted share, in the 2000 period, as compared to a net loss of $3.4 million, or $(.27) per basic and diluted share in the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine month period ended April 1, 2000, cash provided by operating activities was $1.4 million compared to $10.2 million for the comparable 1999 Period. The decrease in cash provided by operating activities was primarily attributable to increases in other current assets and other assets of $2.5 million, decreases in 2000 in accounts payable of $16.6 million, compared to an increase in accounts payable of $24.1 million in the 1999 period, offset in part by a reduction of refundable income taxes of $4.9 million and increased net income of $3.7 million.

      Cash provided by investing activities for the 2000 period was $7.4 million compared to cash used in investing activities of $30.9 million used in investing in the comparable 1999 period. The change in cash used in investing activities was primarily attributable to declines in new store additions and acquisitions.

During the 2000 period, two new stores were opened compared to 61 stores opened in the 1999 period. No stores were acquired in the 2000 period, compared to five stores acquired in the 1999 period.

      Cash used in financing activities was $15.8 million for the 2000 period compared to cash provided by financing activities of $18.7 million in the comparable 1999 period. This change is primarily attributable to the repayment of borrowings of $58.6 million under the Credit Agreement, net proceeds of $35.0 million from the issuance of Senior Notes, and $6.9 million from advances under the revolving credit facility.

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