Form 10-Q
period 2000-12-30
PARTY CITY CORP
filed 2001-02-13
CIK 1005972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------
      FOR THE QUARTERLY PERIOD ENDED              COMMISSION FILE NUMBER
            DECEMBER 30, 2000                            0-27826

                                -----------------
                             PARTY CITY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                       22--3033692
           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)        Identification No.)

                    400 COMMONS WAY                    07866
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

      As of February 8, 2001, there were outstanding 12,722,205 shares of
                    Common Stock, $.01 par value per share.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                                      INDEX

Part I.      Financial Information                                                                Page No.
                                                                                                  -------
       Item 1.  Consolidated Financial Statements

             Consolidated Balance Sheets - December 30, 2000 (Unaudited) and July 1, 2000             3
             Consolidated Statements of Income (Unaudited) - For the quarters and six                 4
               months ended December 30, 2000 and January 1, 2000
             Consolidated Statements of Cash Flows (Unaudited) - For the six months ended             5
               December 30, 2000 and January 1, 2000
             Notes to Consolidated Financial Statements                                               6

       Item 2.  Management's Discussion and Analysis of Financial Condition and Results of           11
       Operations

Part II.     Other Information

       Item 1.  Legal Proceedings                                                                    16
       Item 2.  Changes in Securities                                                                16
       Item 3.  Defaults Under Senior Securities                                                     16
       Item 4.  Submission of Matters to a Vote of Security Holders                                  17
       Item 5.  Other Information                                                                    17
       Item 6.  Exhibits and Reports on Form 8-K                                                     17
       Exhibit Index                                                                                 17

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                      PARTY CITY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                DECEMBER 30, 2000   JULY 1, 2000
                                                -----------------   ------------
                                                     (UNAUDITED)

                     ASSETS

Current assets:
   Cash and cash equivalents                           $ 31,961      $  3,950
   Merchandise inventory                                 50,404        42,030
   Deferred income taxes                                  2,964         5,976
   Other current assets                                  13,434        16,803
                                                       --------      --------
      Total current assets                               98,763        68,759
Property and equipment, net                              41,332        41,447
Goodwill, net                                            14,251        14,844
Other assets                                              4,132         7,036
                                                       --------      --------
      Total assets                                     $158,478      $132,086
                                                       ========      ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $ 42,471      $ 30,190
   Accrued expenses                                      18,195        15,457
   Advances under Loan Agreement                             11            --
   Senior Notes, current portion                          5,103         5,103
   Other current liabilities                              2,045         2,940
                                                       --------      --------
      Total current liabilities                          67,825        53,690
Long-term liabilities:
   Deferred rent                                          8,012         7,503
   Senior Notes                                          29,931        29,547
   Other long-term liabilities                              289           485

Commitments and contingencies

Stockholders' equity:
   Common stock                                             127           127
   Additional paid-in capital                            37,968        37,968
   Retained earnings                                     14,326         2,766
                                                       --------      --------
       Total stockholders' equity                        52,421        40,861
                                                       --------      --------
       Total liabilities and stockholders' equity      $158,478      $132,086
                                                       ========      ========

          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                  QUARTER ENDED                 SIX MONTHS ENDED
                                                            --------------------------     --------------------------
                                                            DECEMBER 30,    JANUARY 1,     DECEMBER 30,    JANUARY 1,
                                                                2000          2000            2000           2000
                                                            ------------    ----------     ------------    ----------
                                                                   (Unaudited)                    (Unaudited)
Revenues:
     Net sales                                               $ 138,035      $ 130,769       $ 214,888      $ 198,582
     Royalty fees                                                5,464          5,277           8,273          7,593
     Franchise fees                                                183             --             609            322
                                                             ---------      ---------       ---------      ---------
          Total revenues                                       143,682        136,046         223,770        206,497
Expenses:
     Cost of goods sold and occupancy costs                     83,428         79,733         138,890        130,450
     Company-owned stores operating and selling expense         29,364         25,651          49,113         45,674
     Franchise expense                                           1,159          1,151           2,413          2,274
     General and administrative expense                          5,034          6,440          10,211         14,853
                                                             ---------      ---------       ---------      ---------
          Total expenses                                       118,985        112,975         200,627        193,251
                                                             ---------      ---------       ---------      ---------
Income before interest and income taxes (benefit)               24,697         23,071          23,143         13,246
     Interest expense                                            2,004          2,070           4,286          4,504
                                                             ---------      ---------       ---------      ---------
Income before income taxes (benefit)                            22,693         21,001          18,857          8,742
     Provision for income taxes (benefit)                        8,782           (237)          7,297           (237)
                                                             ---------      ---------       ---------      ---------
Net income                                                   $  13,911      $  21,238       $  11,560      $   8,979
                                                             =========      =========       =========      =========

Basic income per share                                       $    1.09      $    1.69       $    0.91      $    0.72
                                                             =========      =========       =========      =========
Weighted average shares outstanding - basic                     12,722         12,543          12,722         12,499
                                                             =========      =========       =========      =========

Diluted income per share                                     $    0.78      $    1.69       $    0.65      $    0.72
                                                             =========      =========       =========      =========
Weighted average shares outstanding - diluted                   17,823         12,543          17,681         12,499
                                                             =========      =========       =========      =========

          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                   --------------------------
                                                                                   DECEMBER 30,    JANUARY 1,
                                                                                       2000           2000
                                                                                   -----------     ----------
                                                                                           (Unaudited)
Cash flow from operating activities:

Net income                                                                           $ 11,560       $  8,979
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                                                      5,172          5,329
     Non-cash interest                                                                    841            701
     Deferred rent                                                                        617            493
     Provision for doubtful accounts                                                      176            477
     (Gain)/Loss on sale of stores to franchisees                                        (131)         1,042
     Deferred tax asset                                                                 5,537           (915)
     Changes in assets and liabilities:
      Merchandise inventory                                                            (8,976)           203
      Refundable income taxes                                                             (83)         4,929
      Other current assets                                                              3,238          1,891
      Other assets                                                                        (79)          (385)
      Accounts payable                                                                 12,281        (15,797)
      Accrued expenses                                                                  2,651          3,617
      Other current liabilities                                                          (895)         1,312
      Other long term liabilities                                                        (196)           (81)
                                                                                     --------       --------
         Net cash provided by operating activities                                     31,713         11,795
                                                                                     --------       --------
Cash flow from investing activities:
     Purchases of property and equipment                                               (4,389)        (1,789)
     Proceeds from sale of stores to franchisees                                        1,157          9,877
     Stores acquired from franchisees                                                    (516)            --
     Disposals of property and equipment                                                   35             81
                                                                                     --------       --------
         Net cash provided by (used in) investing activities                           (3,713)         8,169
                                                                                     --------       --------
Cash flow provided by financing activities:

     Net proceeds from Loan Agreement                                                      11             --
     Proceeds from issuance of stock in exchange for services                              --            800
     Proceeds from Senior Notes                                                            --         30,000
     Payment of Senior Note issuance costs                                                 --           (673)
     Tax effect of non-qualified stock options                                             --            (10)
      Net proceeds from (payments on) Credit Agreement                                     --        (50,406)
                                                                                     --------       --------
         Net cash provided from (used in) financing activities                             11        (20,289)
                                                                                     --------       --------
Net increase (decrease) in cash and cash equivalents                                   28,011           (325)
Cash and cash equivalents, beginning of period                                          3,950         11,470
                                                                                     --------       --------
Cash and cash equivalents, end of period                                             $ 31,961       $ 11,145
                                                                                     ========       ========

Supplemental disclosure of cash flow information:

     Income taxes paid                                                               $  1,494       $    250
     Interest paid                                                                      3,357          2,443

          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

      The consolidated financial statements contained in this Quarterly Report on Form 10-Q, except for the July 1, 2000 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 30, 2000, and the results of operations for the quarters and six months ended December 30, 2000 and January 1, 2000 and cash flows for the six months ended December 30, 2000 and January 1, 2000. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

     The consolidated financial statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended July 1, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The July 1, 2000 consolidated balance sheet amounts have been derived from the Company's audited consolidated financial statements.

2.       LITIGATION

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

     In addition to the foregoing, the Company is from time to time involved in ordinary, routine litigation incidental to the conduct of its business. The Company is aware of no other material existing or threatened litigation to which it is or may be a party.

3.       SEGMENT INFORMATION

     The following table contains key financial information of the Company's business segments (in thousands):

                                                QUARTER ENDED                  SIX MONTHS ENDED
                                         ---------------------------     ---------------------------
                                         DECEMBER 30,     JANUARY 1,     DECEMBER 30,     JANUARY 1,
                                             2000            2000            2000            2000
                                         ------------     ----------     ------------     ----------
                                                 (UNAUDITED)                     (UNAUDITED)
RETAIL

Net revenue                               $ 138,035       $ 130,769       $ 214,888       $ 198,582
Operating earnings                           25,243          25,385          26,885          22,458
Identifiable assets                         145,393         130,058         145,393         130,058
Depreciation/amortization                     1,920           2,077           3,836           4,233
Capital expenditures                          1,636             429           2,323             786

FRANCHISING

Net revenue                               $   5,647       $   5,277       $   8,882       $   7,915
Operating earnings                            4,488           4,126           6,469           5,641
Identifiable assets                           2,480           2,400           2,480           2,400
Depreciation/amortization                        --              --              --              --
Capital expenditures                             --              --              --              --

CORPORATE/OTHER

Net revenue                               $      --       $      --       $      --       $      --
Operating loss                                5,034           6,440          10,211          14,853
Identifiable assets                          10,605           9,014          10,605           9,014
Depreciation/amortization                       718             557           1,336           1,096
Capital expenditures                            975             553           2,353           1,003

CONSOLIDATED TOTALS

Net revenue                               $ 143,682       $ 136,046       $ 223,770       $ 206,497
Operating income                             24,697          23,071          23,143          13,246
Interest expense                              2,004           2,070           4,286           4,504
                                          ---------       ---------       ---------       ---------
Income before income taxes (benefit)         22,693          21,001          18,857           8,742
Provision for income taxes (benefit)          8,782            (237)          7,297            (237)
                                          ---------       ---------       ---------       ---------
Net income                                $  13,911       $  21,238       $  11,560       $   8,979
                                          =========       =========       =========       =========

Identifiable assets                       $ 158,478       $ 141,472       $ 158,478       $ 141,472
Depreciation/amortization                     2,638           2,634           5,172           5,329
Capital expenditures                          2,611             982           4,676           1,789

4.       EARNINGS PER SHARE

         The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

                                               QUARTER ENDED                SIX MONTHS ENDED
                                       --------------------------      --------------------------
                                       DECEMBER 30,     JANUARY 1,     DECEMBER 30,     JANUARY 1,
                                           2000           2000            2000             2000
                                       -----------      ---------      -----------      ---------
                                              (UNAUDITED)                        (UNAUDITED)
Net income                             $    13,911      $  21,238      $    11,560      $   8,979
Average common shares outstanding           12,722         12,543           12,722         12,499
Income per share - basic               $      1.09      $    1.69      $      0.91      $    0.72
Dilutive effect of stock options               283            (a)              258            (a)
Dilutive effect of warrants                  4,818            (a)            4,701            (a)
Average common and common                   17,823         12,543           17,681         12,499
equivalents outstanding
Income per share - diluted             $      0.78      $    1.69      $      0.65      $    0.72

         Options to purchase 804,814 common shares at prices ranging from $3.70 to $31.13 per share were outstanding at December 30, 2000 but were not included in the above calculation because the average market price exceeded the exercise price of the options.

         (a) Options to purchase 1,273,876 common shares at prices ranging from $2.00 to $32.50 per share and warrants to purchase 6,880,000 common shares at $1.07 (as amended) per share were outstanding at January 1, 2000, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

5.       FRANCHISE ADDITIONS

         In October 2000, the Company signed an agreement with The Party Supermarket, Inc. ("Party Supermarket") whereby Party Supermarket would become a franchisee of the Company. Under that agreement, Party Supermarket purchased three stores in Florida from the Company for approximately $1.2 million. The Company estimates that Party Supermarket will operate 21 stores as franchise stores after their conversion to the Party City concept.

6.       DEBT

         At December 30, 2000, the aggregate maturities of long-term debt are as follows:

         Fiscal year ending June/July:
                  2001..........................................     $ 5,103
                  2002..........................................      14,655
                  2003..........................................       7,655
                  2004..........................................      10,207
                                                                     -------
                                                                      37,620
                  Less:  Unamortized debt discount                    (2,586)
                                                                     -------
                                                                     $35,034
                                                                     =======

         On January 31, 2001, the Company paid $5.1 million of debt on its required payment date.

         The Company has a Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation ("Congress"), as lender. Under the terms of the Loan Agreement, the

         Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances drawn under the Loan Agreement bear interest, at the Company's option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was 2.75% per annum (subject to possible reduction to an interest rate as low as 2.25% from and after June 30, 2001, based on the Company's pre-tax income and excess availability) or
         (ii) at the rate of 3/4% per annum above the prime rate, totaling 10.25% at December 30, 2000. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company. At February 8, 2001, there was no balance outstanding and $27.4 million was available to be borrowed under the Loan Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                             SELECTED FINANCIAL DATA
                 (in thousands, except per share and store data)

                                                            QUARTER ENDED                SIX MONTHS ENDED
                                                    ------------------------------------------------------------
                                                      DECEMBER 30,    JANUARY 1,     DECEMBER 30,    JANUARY 1,
                                                         2000            2000           2000           2000
                                                      -----------     ---------      -----------     ---------
                                                             (UNAUDITED)                    (UNAUDITED)
STATEMENT OF OPERATIONS DATA
Total revenue                                          $ 143,682      $ 136,046       $ 223,770      $ 206,497
                                                       =========      =========       =========      =========

Company-owned stores

   Net sales                                           $ 138,035      $ 130,769       $ 214,888      $ 198,582
   Cost of goods sold and occupancy costs                 83,428         79,733         138,890        130,450
                                                       ---------      ---------       ---------      ---------
   Gross profit                                           54,607         51,036          75,998         68,132
   Store operating and selling expense                    29,364         25,651          49,113         45,674
                                                       ---------      ---------       ---------      ---------
   Company-owned stores profit contribution               25,243         25,385          26,885         22,458

Franchise stores:
   Royalty fees                                            5,464          5,277           8,273          7,593
   Franchise fees                                            183             --             609            322
                                                       ---------      ---------       ---------      ---------
   Total franchise revenues                                5,647          5,277           8,882          7,915
   Total franchise expense                                 1,159          1,151           2,413          2,274
                                                       ---------      ---------       ---------      ---------
   Franchise profit contribution                           4,488          4,126           6,469          5,641

General and administrative expense:
   Special charges (a)                                        --          1,394              --          6,262
   Other general and administrative expenses               5,034          5,046          10,211          8,591
                                                       ---------      ---------       ---------      ---------
                                                           5,034          6,440          10,211         14,853
                                                       ---------      ---------       ---------      ---------
Income before interest and income taxes (benefit)         24,697         23,071          23,143         13,246
Interest expense, net                                      2,004          2,070           4,286          4,504
                                                       ---------      ---------       ---------      ---------
Income before income taxes (benefit)                      22,693         21,001          18,857          8,742
Provision for income taxes (benefit)                       8,782           (237)          7,297           (237)
                                                       ---------      ---------       ---------      ---------
Net income                                             $  13,911      $  21,238       $  11,560      $   8,979
                                                       =========      =========       =========      =========

Basic earnings per share                               $    1.09      $    1.69       $    0.91      $    0.72
Diluted earnings per share                             $    0.78      $    1.69       $    0.65      $    0.72
Weighted average shares outstanding -- Basic              12,722         12,543          12,722         12,499
Weighted average shares outstanding -- Diluted            17,823         12,543          17,681         12,499
EBITDA (b)                                                27,335         27,100          28,315         24,838
Depreciation and amortization                              2,638          2,634           5,172          5,329

(a) Special charges in fiscal 2000 relate to consulting services, accounting fees, bank fees, legal fees and other expenses related to the Company's default on its Credit Agreement and related financial transactions. The Company engaged the services of a crisis management consulting firm and numerous other professionals to advise management during the complex negotiations with the bank, vendors and potential investors

(b) The Company's definition of EBITDA is earnings before interest, taxes, depreciation and amortization, and exclusive of special charges, as defined above.

                                                              QUARTER ENDED                    SIX MONTHS ENDED
                                                       ---------------------------       ----------------------------
                                                       DECEMBER 30,      JANUARY 1,      DECEMBER 30,      JANUARY 1,
                                                           2000             2000             2000             2000
                                                       -----------       ---------       -----------       ---------
                                                                (Unaudited)                       (Unaudited)
STORE DATA:
   COMPANY-OWNED:

    Stores open at beginning of period                        198              199              197              215
     Stores opened                                             --               --               --                1
     Stores closed                                             --               (1)              --               (1)
     Stores acquired from franchisees                          --               --                1               --
     Stores sold to franchisees                                (3)              --               (3)             (17)
                                                        ---------        ---------        ---------        ---------
     Stores open at end of period                             195              198              195              198
   FRANCHISE:

     Stores open at beginning of period                       228              207              211              178
     Stores opened                                             28               --               46               12
     Stores closed                                             --               (1)              --               (1)
     Stores sold to Company                                    --               --               (1)              --
     Stores acquired from Company                               3               --                3               17
                                                        ---------        ---------        ---------        ---------
     Stores open at end of period                             259              206              259              206
                                                        ---------        ---------        ---------        ---------

     Total stores chainwide                                   454              404              454              404
                                                        =========        =========        =========        =========

   Increase in Company-owned same store sales                 6.0%             3.9%             9.7%             1.3%
   Increase in franchise same store sales                     0.4%            12.1%             2.4%            10.3%
   Average sales per Company-owned store                $   707.9        $   661.8        $ 1,102.0        $   985.0

BALANCE SHEET DATA:

   Working capital                                      $  30,938        $  21,629        $  30,938        $  21,629
   Total assets                                           158,478          141,472          158,478          141,472
   Bank borrowings and other debt, net of discount         35,045           36,325           35,045           36,325
   Capital lease obligation                                   536              880              536              880
   Stockholders' equity                                    52,421           47,668           52,421           47,668

QUARTER ENDED DECEMBER 30, 2000 COMPARED TO QUARTER ENDED JANUARY 1, 2000

Retail. Net sales from Company-owned stores increased 5.6% to $138.0 million for the second quarter from $130.8 million for the second quarter of the prior fiscal year. Same store sales increased 6.0% in the second quarter. Gross profit reflects the cost of goods sold and store occupancy costs, including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the second quarter increased 7.0% to $54.6 million from $51.0 million for the second quarter of the prior fiscal year. The increase was primarily due to increased sales volume. Gross margin was 39.6% for the second quarter compared with 39.0% for the second quarter of the prior fiscal year. The increase in gross margin is related primarily to an increase in vendor discounts and rebates in the second quarter which were achieved based on increased sales volume.

      Store operating and selling expenses increased 14.5% to $29.4 million for the second quarter from $25.7 million in the second quarter of the prior fiscal year. The increase in store operating expenses is attributable primarily to increased payroll expenses of $1.3 million, increased advertising expense of $1.6 million and increased supplies expense of $589,000. Store operating and selling expenses were 21.3% and 19.6% of sales for the second quarter of fiscal 2001 and fiscal 2000, respectively. Company-owned stores recorded a contribution of $25.2 million for the second quarter compared to $25.4 million for the second quarter of the prior fiscal year.

Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Franchise fees, recognized on 28 store openings were $183,000 for the second quarter. No franchise stores opened during the second quarter of the last fiscal year. Royalty fees increased 3.5% to $5.5 million in the second quarter from $5.3 million in the second quarter of the prior fiscal year primarily due to an increase in the number of stores and a same store sales increase of 0.4% for the franchise stores in the second quarter.

      Expenses directly related to franchise revenue were $1.2 million for the second quarter. As a percentage of franchise revenue, franchise expenses were 20.5% and 21.8% for the second quarter of fiscal 2001 and fiscal 2000, respectively.

      Franchise profit contribution increased 8.8% to $4.5 million for the second quarter from $4.1 million for the second quarter of the last fiscal year. The increase in franchise profit contribution is due to higher revenues from the increased number of franchise stores.

 General and Administrative Expenses. General and administrative expenses decreased 21.8% to $5.0 million in the second quarter from $6.4 million in the second quarter of the last fiscal year. This decrease is attributable in part to $1.4 million in special charges relating to consulting, accounting, banking and other expenses resulting from the Company's refinancing arrangements in the second quarter of the last fiscal year. Exclusive of the $1.4 million in special charges discussed above, general and administrative expenses were 3.6% and 3.9% of sales for the second quarter of fiscal 2001 and fiscal 2000, respectively.

Interest Expense. Interest expense decreased 3.2% to $2.0 million for the second quarter from $2.1 million in the second quarter of the last fiscal year. The decreased expense is primarily attributable to lower average borrowings outstanding.

Income Taxes. Taxes of $8.8 million were recorded in the second quarter of fiscal 2001, compared to a benefit of $237,000 in the second quarter of the previous fiscal year. The effective income tax rate was 38.7% in the second quarter compared to a 1.1% benefit recorded in the second quarter of the prior fiscal year. The disproportionate tax benefit recorded in the prior fiscal year was primarily due to reduced valuation allowances against deferred tax assets and the use of previous federal and state net operating losses.

Net Income. As a result of the above factors, net income for the second quarter was $13.9 million, or $0.78 per diluted share, as compared to net income of $21.2 million, or $1.69 per basic and diluted share in second quarter of the last fiscal year. The calculation of fully diluted earnings per share in the second quarter includes the effect of warrants outstanding which were not dilutive in the second quarter of the prior year.

SIX MONTHS ENDED DECEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED JANUARY 1, 2000

     Retail. Net sales from Company-owned stores increased 8.2% to $214.9 million for the six months ended December 30, 2000, from $198.6 million for the six months ended January 1, 2000. This increase is the result of the maturing of stores opened in the 1998 period plus same-store sales increases due to better in-stock positions. Same store sales increased 9.7% in the six-month period ended December 30, 2000. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the six-month period ended December 30, 2000 increased 11.5% to $76.0 million from $68.1 million for the six-month period ended January 1, 2000. The increase was primarily due to increased sales volume. Gross margin was 35.4% for the six months ended December 30, 2000 compared with 34.3% for the six months ended January 1, 2000. The increase in gross margin is related primarily to an increase in vendor discounts and rebates in the six month period ended December 30, 2000 compared to the comparable period in the prior fiscal year which were achieved based on increased sales volume.

     Store operating and selling expenses increased 7.5% to $49.1 million for the six-month period ended December 30, 2000 from $45.7 million in the six-month period ended January 1, 2000. The increase in store operating expenses is attributable primarily to increased payroll expenses of $1.5 million, increased advertising expense of $1.2 million and increased supplies expense of $527,000. Store operating and selling expenses were 22.9% and 23.0% of sales for the six-month periods ended December 30, 2000 and

January 1, 2000, respectively. Company-owned stores recorded a profit contribution of $26.9 million for the six-month period ended December 30, 2000, compared to a contribution of $22.5 million for the comparable period in the previous fiscal year. The increased contribution was primarily the result of improved margin and increased sales.

     Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens and ongoing royalty fees, generally 4% of the store's net sales. Franchise fees recognized on 46 store openings were $609,000 for the six-month period ended December 30, 2000, compared to $322,000 for the comparable period in the prior fiscal year, which represents 12 store openings. Royalty fees increased 9.0% to $8.3 million in the six month period ended December 30, 2000 from $7.6 million in the comparable period in the prior fiscal year due primarily to an increase in the number of franchise stores and same-store sales increases of 2.4%.

     Expenses directly related to franchise revenue increased 6.1% to $2.4 million for the six-month period ended December 30, 2000 from $2.3 million for the comparable quarter. As a percentage of franchise revenue, franchise expenses were 27.2% and 28.7% for the six-month periods ended December 30, 2000 and January 1, 2000, respectively.

     Franchise profit contribution increased 14.7% to $6.5 million for the six-month period ended December 30, 2000 from $5.6 million for the six-month period ended January 1, 2000. The increase in franchise profit contribution is due to higher revenues from the increased number of franchise stores and same store sales increases.

     General and Administrative. General and administrative expenses decreased 31.3% to $10.2 million in the six-month period ended December 30, 2000 from $14.9 million in the six-month period ended January 1, 2000. This decrease is primarily attributable to $6.3 million in special charges relating to consulting, accounting, banking and other expenses resulting from the Company's refinancing arrangements recorded in the six-month period ended January 1, 2000. Exclusive of the $6.3 million in special charges discussed above, general and administrative expenses were 4.8% and 4.3% of sales for the six-month periods ended December 30, 2000 and January 1, 2000, respectively.

     Interest Expense. Interest expense decreased 4.8% to $4.3 million for the six-month period ended December 30, 2000 from $4.5 million in the six-month period ended January 1, 2000. The decreased expense is primarily attributable to lower average borrowings because of improved liquidity.

     Income Taxes (Benefit). Taxes of $7.3 million were recorded in the six-month period ended December 30, 2000 compared to a benefit of $237,000 in the six-month period ended January 1, 2000. The effective income tax rate was 38.7% in the six-month period ended December 30, 2000 compared to a 2.7% benefit recorded in the six-month period ended January 1, 2000. The disproportionate tax benefit recorded in the prior fiscal year was primarily due to reduced valuation allowances against deferred tax assets and the use of previous federal and state net operating losses.

     Net Income. As a result of the above factors, net income for the six-month period ended December 30, 2000 was $11.6 million, or $0.65 per diluted share, compared to a net income of $9.0 million, or $0.72 per basic and diluted share in the six-month period ended January 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      For the six-month period ended December 30, 2000, cash provided by operating activities increased 169% to $31.7 million, compared to $11.8 million for the six-month period ended January 1, 2000. The increase in cash provided by operating activities was primarily attributable to a $12.3 million increase in accounts payable, a $2.7 million increase in accrued expenses and net income of $11.6 million offset by a $9.0 million increase in inventory.

      Cash used in investing activities for the six months ended December 30, 2000 was $3.7 million compared to cash provided by investing activities of $8.1 million in the comparable period in the last fiscal year. The change in cash used in investing activities was primarily attributable to the sales of stores to franchisees in the second quarter of fiscal 2000, one store acquisition in the first quarter of fiscal 2001 and increased investment in property and equipment in the first six months of fiscal 2001 compared to the first six months of the prior fiscal year.

      Cash provided by financing activities was $11,000 for the six months ended December 30, 2000, compared to cash used in financing activities of $20.3 million in the comparable period in the previous fiscal year.

     The Company has a Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation ("Congress"), as lender. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances drawn under the Loan Agreement bear interest, at the Company's option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was 2.75% per annum (subject to possible reduction to an interest rate as low as 2.25% from and after June 30, 2001, based on the Company's pre-tax income and excess availability) or (ii) at the rate of 3/4% per annum above the prime rate, totaling 10.25% at December 30, 2000. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company. At February 8, 2001, there was no balance outstanding and $27.4 million was available to be borrowed under the Loan Agreement.

     Company management currently believes that the cash generated by operations, together with the borrowing availability under the Loan Agreement, will be sufficient to meet the Company's working capital needs for the next twelve months as well as the principal payment of $14.7 million due in January 2002. A required payment of $5.1 million was made on January 31, 2001. The Company's current liquidity position is strong and will support continued reduction in principal balance.

     The Company continues to pursue the expansion plans detailed in its 10-K which include, but are not limited to opening more stores, increasing franchised stores and exploring acquisition opportunities.

ACCOUNTING AND REPORTING CHANGES

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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as "estimate", "project", "expect", "believe", "may", "will", "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties, and include, among others, the following: levels of sales, store traffic, acceptance of product offerings, competitive pressures from other party supplies retailers, availability of qualified personnel, availability of suitable future store locations, schedules of store expansion plans and year 2000 readiness issues relating to the Company's internal systems and those of third parties and other factors. As a result of the foregoing risks and uncertainties, actual results and performance may differ materially from that projected or suggested herein. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company's Securities and Exchange Commission filings and the Company's public announcements.

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

     In addition to the foregoing, the Company is from time to time involved in ordinary, routine litigation incidental to the conduct of its business. The Company is aware of no other material existing or threatened litigation to which it is or may be a party.

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES AND USE OF PROCEEDS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2000 Annual Meeting of Stockholders was held on Wednesday, November 15, 2000 for the following purposes:

         1. To elect six directors to the Board of Directors who shall serve until the 2001 Annual Meeting of Stockholders, or until their successors are elected and qualified. ("Proposal 1")

         2. To approve an amendment and restatement of the Company's 1999 Stock Incentive Plan increasing the number of shares of the Company's common stock issuable pursuant to options and awards granted under the Plan from 500,000 to 2,000,000. ("Proposal 2")

         The voting as to each Proposal was as follows:

         PROPOSAL 1

         Name                              For                           Withheld
         ----                           ----------                      ---------
         Ralph Dillon                   10,585,057                         32,954
         Jack Futterman                  8,918,831                      1,699,180
         L. R. Jalenak, Jr.             10,562,962                         55,049
         Howard Levkowitz               10,584,512                         33,499
         Edward Mule                    10,591,312                         26,699
         Michael Tennenbaum             10,593,662                         24,349


         PROPOSAL 2

                     For            Against          Abstain
                  ---------         -------          -------
                  3,475,270         336,209          31,708

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits required to be filed as part of this report on Form 10-Q are listed in the attached Exhibit Index.

         (b) Reports on Form 8-K: Report on Form 8-K dated October 10, 2000 Report of Form 8-K dated November 29, 2000

EXHIBIT INDEX

Exhibit No.

3.1(1)        --    Certificate of Incorporation of the Company.

3.2(4)        --    Bylaws of the Company, as amended.

4.1(1)        --    Specimen stock certificate evidencing the Common Stock.

4.2(5)        --    Form of Amended and Restated Warrant.

4.3(2)        --    Form of A Note.

4.4(2)        --    Form of B Note.

4.5(2)        --    Form of C Note.

4.6(2)        --    Form of D Note.

4.7(5)        --    Form of E Note.

4.8(2)        --    Form of Securities Purchase Agreement, dated as of August
                    16, 1999, by and between the Company and each of the Investors.

4.9(5)        --    First Amendment to Securities Purchase Agreement, dated as of January 14, 2000, by and between the Company and each of the Investors.

10.1(1)       --    Form of Unit Franchise Agreement entered into by the Company and franchisees.

10.2          --    Amended and Restated Stock Option Plan of the Company.

10.3(3)       --    Option Agreement, dated as of June 8, 1999, between Steven
                    Mandell and Jack Futterman.

10.4(3)       --    Stock Pledge Agreement, dated as of June 8, 1999, between
                    Steven Mandell and Jack Futterman.

10.5(3)       --    Employment Agreement, dated as of June 8, 1999, between the
                    Company and Jack Futterman.

10.6(2)       --    Investor Rights Agreement, dated as of August 16, 1999, by and among the Company, the
                    Investors and Jack Futterman.

10.7(2)       --    Standstill and Forbearance Agreement, dated as of August 16,
                    1999, by and among the Company, PNC Bank, National
                    Association, as Agent, and the Banks.

10.8(2)       --    Vendor Forbearance and Standstill Agreement, dated as of
                    August 16, 1999, by and among the Company and the Trade
                    Vendors.

10.9(5)       --    Loan and Security Agreement, dated January 14, 2000, by and between the Company and Congress Financial Corporation.

10.10         --    Description of oral consulting agreement between the Company and Ralph Dillon.

10.11         --    Employment Agreement of James Shea, dated as of December 10,
                    1999, by and between the Company and James Shea.

10.12         --    Employment Agreement of Andrew Bailen, dated as of August 7,
                    2000, by and between the Company and Andrew Bailen.

10.13         --    Employment Agreement of Gordon Keil, dated as of April 12,
                    2000, by and between the Company and Gordon Keil.

10.14         --    Employment Agreement of Thomas Larson, dated as of June 18,
                    1999, by and between the Company and Thomas Larson.

21.1          --    Subsidiaries.  The wholly owned subsidiary of the Company is
                    Party City Michigan, Inc. incorporated on October 23, 1997, in the State of Delaware. This subsidiary does business under the name Party City Michigan, Inc.


----------------------

Notes

1. Incorporated by reference to the Company's Registration Statement as amended on Form S-1 Number 333-350 as filed with the Commission on January 18, 1996.

2. Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission on August 25, 1999.

3. Incorporated by reference to Amendment No. 1 to Schedule 13D as filed with the Commission on June 30, 1999.

4. Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission on February 17, 2000.

5. Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission on January 19, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        PARTY CITY CORPORATION

                                                             By /s/ James Shea
                                                                --------------
                                                                    James Shea
                                                       Chief Executive Officer

                                                       By /s/ Thomas E. Larson
                                                          --------------------
                                                              Thomas E. Larson
                                                       Chief Financial Officer

                                                         By /s/ Linda M. Siluk
                                                            ------------------
                                                                Linda M. Siluk
                                                      Chief Accounting Officer

Date:  February 12, 2001