Form 10-Q
period 2001-03-31
PARTY CITY CORP
filed 2001-05-15
CIK 1005972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                -----------------
FOR THE QUARTERLY PERIOD ENDED                      COMMISSION FILE NUMBER
      MARCH 31, 2001                                        0-27826
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

         As of May 10, 2001, there were outstanding 12,722,521 shares of
                         Common Stock, $.01 par value.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                                      INDEX


Part I.      Financial Information                                                              Page No.
                                                                                                -------
       Item 1.  Condensed consolidated financial statements (unaudited)
             Condensed consolidated balance sheets - March 31, 2001  and July 1, 2000                3
             Condensed consolidated statements of operations  - For the quarters and nine            4
             months ended March 31, 2001 and April 1, 2000
             Condensed consolidated statements of cash flows  - For the nine-months ended            5
             March 31, 2001 and April 1, 2000
             Notes to Condensed Consolidated Financial Statements                                    6

       Item 2.  Management's Discussion and Analysis of Financial Condition and Results of           11
       Operations

Part II.     Other Information
       Item 1.  Legal Proceedings                                                                    15
       Item 2.  Changes in Securities and Use of Proceeds                                            16
       Item 3.  Defaults Upon Senior Securities                                                      16
       Item 4.  Submission of Matters to a Vote of Security Holders                                  17
       Item 5.  Other Information                                                                    17
       Item 6.  Exhibits and Reports on Form 8-K                                                     17
       Exhibit Index                                                                                 17

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                      PARTY CITY CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               MARCH 31, 2001     JULY 1, 2000
                                                               --------------     ------------
                                                                 (UNAUDITED)         See note
                         ASSETS
Current assets:
   Cash and cash equivalents                                      $ 12,006          $  3,950
   Merchandise inventory                                            54,569            42,030
   Deferred income taxes                                             5,305             5,976
   Other current assets                                             14,211            16,803
                                                                  --------          --------
      Total current assets                                          86,091            68,759
Property and equipment, net                                         42,437            41,447
Goodwill, net                                                       13,950            14,844
Other assets                                                         3,824             7,036
                                                                  --------          --------
      Total assets                                                $146,302          $132,086
                                                                  ========          ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                               $ 40,004          $ 30,190
   Accrued expenses and other current liabilities                   18,715            18,397
   Advances under Loan Agreement                                        11                --
   Senior Notes, current portion                                    14,655             5,103
                                                                  --------          --------
      Total current liabilities                                     73,385            53,690
Long-term liabilities:
   Deferred rent and other long-term liabilities                     8,531             7,988
   Senior Notes                                                     15,488            29,547

Commitments and contingencies

Stockholders' equity:
   Common stock                                                        127               127
   Additional paid-in capital                                       37,972            37,968
   Retained earnings                                                10,799             2,766
                                                                  --------          --------
       Total stockholders' equity                                   48,898            40,861
                                                                  --------          --------
       Total liabilities and stockholders' equity                 $146,302          $132,086
                                                                  ========          ========


Note: The balance sheet at July 1, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.


          See accompanying notes to consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                    QUARTER ENDED             NINE MONTHS ENDED
                                                                    -------------             -----------------
                                                             MARCH 31,      APRIL 1,       MARCH 31,      APRIL 1,
                                                               2001           2000           2001           2000
                                                               ----           ----           ----           ----
                                                                    (Unaudited)                 (Unaudited)
Revenues:
     Net sales                                               $ 74,298       $ 66,400       $289,186      $ 264,982
     Royalty fees                                               2,911          2,472         11,184         10,065
     Franchise fees                                                --             --            609            322
                                                             --------       --------       --------      ---------
          Total revenues                                       77,209         68,872        300,979        275,369
Expenses:
     Cost of goods sold and occupancy costs                    53,364         49,669        192,254        180,120
     Company-owned stores operating and selling expense        18,329         18,381         67,442         64,062
     Franchise expense                                          1,436            987          3,849          3,239
     General and administrative expense                         8,150          6,302         18,361         21,169
                                                             --------       --------       --------      ---------
          Total expenses                                       81,279         75,339        281,906        268,590
                                                             --------       --------       --------      ---------
Income (loss) before interest and income taxes                 (4,070)        (6,467)        19,073          6,779
     Interest expense, net                                      1,752          2,157          6,038          6,661
                                                             --------       --------       --------      ---------
Income (loss) before income taxes (benefit)                    (5,822)        (8,624)        13,035            118
     Provision for income taxes (benefit)                      (2,295)            --          5,002           (237)
                                                             --------       --------       --------      ---------
Net income (loss)                                            ($ 3,527)      ($ 8,624)      $  8,033      $     355
                                                             ========       ========       ========      =========

Basic income (loss) per share                                ($  0.28)      ($  0.68)      $   0.63      $    0.03
                                                             ========       ========       ========      =========
Weighted average shares outstanding - basic                    12,723         12,722         12,722         12,574
                                                             ========       ========       ========      =========

Diluted income (loss) per share                              ($  0.28)      ($  0.68)      $   0.46      $    0.03
                                                             ========       ========       ========      =========
Weighted average shares outstanding - diluted                  12,723         12,722         17,646         13,784
                                                             ========       ========       ========      =========


     See accompanying notes to condensed consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                   -------------------------
                                                                    MARCH 31,       APRIL 1,
                                                                      2001           2000
                                                                      ----           ----
                                                                          (Unaudited)
Cash flow from operating activities:
Net income                                                          $  8,033       $    355
Adjustments to reconcile net income to net cash provided by
operating activities:
      Depreciation and amortization                                    7,769          7,669
      Impairment and loss on disposal of assets                        2,103          1,462
      Non-cash interest                                                1,275            888
      Deferred rent                                                      876            796
      Provision for doubtful accounts                                    160            853
      Deferred tax asset                                               3,196           (915)
      Changes in assets and liabilities:
       Merchandise inventory                                         (13,141)        (9,281)
       Other assets                                                    2,400         15,112
       Accounts payable                                                9,815        (19,921)
       Accrued expenses and other liabilities                              6          4,448
                                                                    --------       --------
         Net cash provided by operating activities                    22,492          1,466
                                                                    --------       --------
Cash flow from investment activities:
      Purchases of property and equipment                             (9,989)        (2,530)
      Proceeds from sale of stores to franchisees                      1,157          9,877
      Stores acquired from franchisees                                  (516)            --
                                                                    --------       --------
          Net cash provided by (used in) investment activities        (9,348)         7,347
                                                                    --------       --------
Cash flow used in  financing activities:
      Net proceeds from Loan Agreement                                    11          6,916
      Proceeds from issuance of stock in exchange for
      services and stock options                                           4            790
      Proceeds from (payments on) Senior Notes                        (5,103)        37,281
      Payment of Senior Notes issuance costs                              --         (2,225)
       Net payments on Credit Agreement                                   --        (58,550)
                                                                    --------       --------
          Net cash used in financing activities                       (5,088)       (15,788)
                                                                    --------       --------
Net increase (decrease) in cash and cash equivalents                   8,056         (6,975)
Cash and cash equivalents, beginning of period                         3,950         11,470
                                                                    --------       --------
Cash and cash equivalents, end of period                            $ 12,006       $  4,495
                                                                    ========       ========

Supplemental disclosure of cash flow information:
      Income taxes paid                                             $  5,217       $     97
      Interest paid                                                    5,019          1,630


     See accompanying notes to condensed consolidated financial statements.

                      PARTY CITY CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

      The condensed consolidated financial statements are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of operations and cash flows for the quarters and nine months ended March 31, 2001 and April 1, 2000. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

     These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended July 1, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The July 1, 2000 consolidated balance sheet amounts have been derived from the Company's audited consolidated financial statements.


2.       LITIGATION

  Securities Litigation

     The Company has been named as a defendant in twelve class action complaints. The Company's former Chief Executive Officer and the former Chief Financial Officer and Executive Vice President of Operations have also been named as defendants. The complaints have all been filed in the United States District Court for the District of New Jersey. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 1998 and March 19, 1999. In February 2000, plaintiffs filed a second amended class action complaint.

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

     Although the Company's management is unable to express a view on the likely outcome of this litigation because it is in its early stages, it could have a material adverse effect on the Company's business and results of operations.

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

     On February 3, 2000, Emil Asch amended its complaint by adding Ron's: The Party Store, Inc., as an additional plaintiff to the suit. The amended complaint asserts the same causes of action against the same defendants and seeks the same damages that were sought in the original complaint. The Company has settled the case and on May 10, 2001, the Court approved a stipulation entered into by the plaintiffs and the Company dismissing the case.

     In addition to the foregoing, the Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company is aware of no other material existing or threatened litigation to which it is or may be a party.

3.       SEGMENT INFORMATION

     The following table contains key financial information of the Company's business segments (in thousands):

                                                        QUARTER ENDED             NINE MONTHS ENDED
                                                        -------------             -----------------
                                                   MARCH 31,       APRIL 1,     MARCH 31,      APRIL 1,
                                                     2001           2000          2001           2000
                                                     ----           ----          ----           ----
                                                        (UNAUDITED)                    (UNAUDITED)
         RETAIL
         Net revenue                              $  74,298      $  66,400      $ 289,186      $ 264,982
         Operating earnings (loss)                    2,605         (1,650)        29,490         20,800
         Identifiable assets                        130,543        124,303        130,543        124,303
         Depreciation/amortization                    2,262          2,057          6,098          6,290
         Capital expenditures                         2,090            241          4,413          1,030

         FRANCHISING
         Net revenue                              $   2,911      $   2,472      $  11,793      $  10,387
         Operating earnings                           1,475          1,485          7,944          7,148
         Identifiable assets                          2,215          1,748          2,215          1,748
         Depreciation/amortization                       --             --             --             --
         Capital expenditures                            --             --             --             --

         CORPORATE/OTHER
         Net revenue                              $      --      $      --      $      --      $      --
         Operating loss                              (8,150)        (6,302)       (18,361)       (21,169)
         Identifiable assets                         13,544          9,228         13,544          9,228
         Depreciation/amortization                      335            283          1,671          1,379
         Capital expenditures                         3,510            497          5,863          1,500

         CONSOLIDATED TOTALS
         Net revenue                              $  77,209      $  68,872      $ 300,979      $ 275,369
         Operating earnings (loss)                   (4,070)        (6,467)        19,073          6,779
         Interest expense, net                        1,752          2,157          6,038          6,661
                                                  ---------      ---------      ---------      ---------
         Income (loss) before income taxes
         (benefit)                                   (5,822)        (8,624)        13,035            118
         Provision for income taxes (benefit)        (2,295)            --          5,002           (237)
                                                  ---------      ---------      ---------      ---------
         Net income (loss)                        ($  3,527)     ($  8,624)     $   8,033      $     355
                                                  =========      =========      =========      =========

         Identifiable assets                      $ 146,302      $ 135,279      $ 146,302      $ 135,279
         Depreciation/amortization                    2,597          2,340          7,769          7,669
         Capital expenditures                         5,600            738         10,276          2,530

4.       EARNINGS PER SHARE

         The following table sets forth the computations of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                        QUARTER ENDED          NINE MONTHS ENDED
                                                        -------------          -----------------
                                                   MARCH 31,     APRIL 1,     MARCH 31,    APRIL 1,
                                                     2001          2000         2001        2000
                                                   --------      --------      -------     -------
                                                        (UNAUDITED)                (UNAUDITED)
         Net income (loss)                         ($ 3,527)     ($ 8,624)     $ 8,033     $   355
         Average common shares outstanding           12,723        12,722       12,722      12,574
         Income (loss) per share - basic           ($  0.28)     ($  0.68)     $  0.63     $  0.03
         Dilutive effect of stock options                (a)           (b)         230          15
         Dilutive effect of warrants                     (a)           (b)       4,694       1,195
         Average common and common equivalents       12,723        12,722       17,646      13,784
         outstanding
         Income (loss) per share - diluted         ($  0.28)     ($  0.68)     $  0.46     $  0.03


(a) Options to purchase 901,833 common shares at prices ranging from $3.40 to $32.50 per share and warrants to purchase 6,880,000 common shares at $1.07 per share were outstanding at March 31, 2001, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

(b) Options to purchase 1,025,529 commons shares at prices ranging from $2.25 to $32.50 per share and warrants to purchase 6,880,000 common shares at $1.07 per share were outstanding at April 1, 2000, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

5.       FRANCHISE ADDITIONS

         In October 2000, the Company signed an agreement with The Party Supermarket, Inc. ("Party Supermarket") whereby Party Supermarket would become a franchisee of the Company. Under that agreement, Party Supermarket purchased three stores in Florida from the Company for approximately $1.2 million. A gain of $131,000 was recorded in the second quarter on this sale. The Company estimates that Party Supermarket will operate 21 stores as franchise stores after their conversion to the Party City concept. This conversion is expected to be completed in the second quarter of Fiscal 2002.

6.       SENIOR NOTES

         At March 31, 2001, the aggregate maturities of Senior Notes are as follows:

         Fiscal year ending June/July:

                  2001........................................  $     --
                  2002........................................     14,655
                  2003........................................      7,655
                  2004........................................     10,207
                                                                ---------
                                                                   32,517
                  Less:  Unamortized debt discount............     (2,374)
                                                                ---------
                                                                $  30,143
                                                                =========

         The Company has a Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation ("Congress"), as lender. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company's option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was 2.75% per annum (subject to possible reduction to an interest rate as low as 2.25% from and after June 30, 2001, based on the Company's pre-tax income and excess availability) or
         (ii) at the rate of 3/4% per annum above the prime rate, totaling 9.25% at March 31, 2001. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company. At May 10, 2001, there was no balance outstanding and $28.7 million was available to be borrowed under the Loan Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                             SELECTED FINANCIAL DATA
                 (in thousands, except per share and store data)

                                                                      QUARTER ENDED              NINE MONTHS ENDED
                                                                      -------------              -----------------
                                                                 MARCH 31,      APRIL 1,       MARCH 31,      APRIL 1,
                                                                   2001           2000           2001          2000
                                                                   ----           ----           ----          ----
                                                                       (UNAUDITED)                   (UNAUDITED)
STATEMENT OF OPERATIONS DATA
Total revenue                                                    $ 77,209       $ 68,872       $300,979      $ 275,369
                                                                 ========       ========       ========      =========

Company-owned stores
   Net sales                                                     $ 74,298       $ 66,400       $289,186      $ 264,982
   Cost of goods sold and occupancy costs                          53,364         49,669        192,254        180,120
                                                                 --------       --------       --------      ---------
   Gross profit                                                    20,934         16,731         96,932         84,862
   Store operating and selling expense                             18,329         18,381         67,442         64,062
                                                                 --------       --------       --------      ---------
   Company-owned stores profit contribution (loss)                  2,605         (1,650)        29,490         20,800
                                                                 --------       --------       --------      ---------

Franchise stores:
   Royalty fees                                                     2,911          2,472         11,184         10,065
   Franchise fees                                                      --             --            609            322
                                                                 --------       --------       --------      ---------
   Total franchise revenues                                         2,911          2,472         11,793         10,387
   Total franchise expense                                          1,436            987          3,849          3,239
                                                                 --------       --------       --------      ---------
   Franchise profit contribution                                    1,475          1,485          7,944          7,148

General and administrative expense:
   Impairment provision (a)                                         2,113             --          2,113             --
   Special charges (b)                                                 --            811             --          7,073
   Other general and administrative expenses                        6,037          5,491         16,248         14,096
                                                                 --------       --------       --------      ---------
                                                                    8,150          6,302         18,361         21,169
                                                                 --------       --------       --------      ---------
Income (loss) before interest and income taxes
(benefit)                                                          (4,070)        (6,467)        19,073          6,779
Interest expense, net                                               1,752          2,157          6,038          6,661
                                                                 --------       --------       --------      ---------
Income (loss) before income taxes (benefit)                        (5,822)        (8,624)        13,035            118
Provision for income taxes (benefit)                               (2,295)            --          5,002           (237)
                                                                 --------       --------       --------      ---------
Net income (loss)                                                ($ 3,527)      ($ 8,624)      $  8,033      $     355
                                                                 ========       ========       ========      =========

Basic earnings (loss) per share                                  ($  0.28)      ($  0.68)      $   0.63      $    0.03
Diluted earnings (loss) per share (c)                            ($  0.28)      ($  0.68)      $   0.46      $    0.03
Weighted average shares outstanding - Basic                        12,723         12,722         12,722         12,574
Weighted average shares outstanding - Diluted (c)                  12,723         12,722         17,646         13,784
EBITDA (d)                                                            640         (3,316)        28,955         21,521
Depreciation and amortization                                       2,597          2,340          7,769          7,669

(a) A charge for impairment was provided for the net book value of store register systems replaced in the Company's information systems initiatives.

(b) Special charges in fiscal 2000 relate to consulting services, accounting fees, bank fees, legal fees and other expenses related to the Company's financial restructuring.

(c) Options and warrants were not included in the computation of diluted earnings per share for the quarter ended March 31, 2001 and April 1, 2000 because to do so would be antidilutive.

(d) The Company's definition of EBITDA is earnings before interest, taxes, depreciation, amortization and impairment provision and exclusive of special charges, as defined above.

                                                                  QUARTER ENDED                NINE MONTHS ENDED
                                                                  -------------                -----------------
                                                            MARCH 31,        APRIL 1,        MARCH 31,        APRIL 1,
                                                              2001             2000            2001             2000
                                                              ----             ----            ----             ----
                                                                   (Unaudited)                      (Unaudited)
STORE DATA:
   COMPANY-OWNED:
    Stores open at beginning of period                           195              198              197              215
     Stores opened                                                --                1               --                2
     Stores closed                                                (2)              (1)              (2)              (2)
     Stores acquired from franchisees                             --               --                1               --
     Stores sold to franchisees                                   --               --               (3)             (17)
                                                           ---------        ---------        ---------        --------
     Stores open at end of period                                193              198              193              198
   FRANCHISE:
     Stores open at beginning of period                          259              206              211              178
     Stores opened                                                 2                3               48               15
     Stores closed                                                --               (1)              --               (2)
     Stores sold to Company                                       --               --               (1)              --
     Stores acquired from Company                                 --               --                3               17
                                                           ---------        ---------        ---------        --------
     Stores open at end of period                                261              208              261              208
                                                           ---------        ---------        ---------        --------

     Total stores chainwide                                      454              406              454              406
                                                           =========        =========        =========        =========

   Increase in Company-owned same store sales                   12.9%             4.4%            10.5%           (0.3%)
   Increase in franchise same store sales                       10.0%            (1.2%)            4.3%            7.1%
   Average sales per Company-owned store                   $   384.9        $   339.5        $ 1,486.9        $1,381.4

BALANCE SHEET DATA:
   Working capital                                         $  12,706        $  20,940        $  12,706        $  20,940
   Total assets                                              146,302          135,279          146,302          135,279
   Bank borrowings and other debt                             30,154           41,451           30,154           41,451
   Capital lease obligation                                      540              795              540              795
   Stockholders' equity                                       48,898           40,235           48,898           40,235



Quarter Ended March 31, 2001 Compared to Quarter Ended April 1, 2000

Retail. Net sales from Company-owned stores increased 11.9% to $74.3 million for the quarter ended March 31, 2001 from $66.4 million for the quarter ended April 1, 2000. Same store sales increased 12.9% in the quarter ended March 31, 2001. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the quarter ended March 31, 2001 increased 25.1% to $20.9 million from $16.7 million for the quarter ended April 1, 2000. The increase was due primarily to increased sales volume and increases in initial margin. Gross margin was 28.2% for the quarter ended March 31, 2001 compared with 25.2% for the quarter ended April 1, 2000 . The increase in gross margin is related primarily to improved buying practices.

      Store operating and selling expenses were $18.3 million for the quarter ended March 31, 2001 compared to $18.4 million for the quarter ended April 1, 2000. Store operating and selling expenses were 24.7% and 27.7% of sales for the quarter ended March 31, 2001 and April 1, 2000, respectively. This decrease is due to efficiencies in labor utilization in stores. Company-owned stores recorded a contribution of $2.6 million for the quarter ended March 31, 2001 compared to a negative contribution of $1.7 million for the quarter ended April 1, 2000

Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. No franchise fees were recognized during the quarter ended March 31, 2001. Royalty fees increased 17.8% to $2.9 million in the quarter ended March 31, 2001 from $2.5 million in the quarter ended April 1, 2000 primarily due to an increase in the number of stores and a same store sales increase of 10% for the franchise stores in the quarter ended March 31, 2001.

      Expenses directly related to franchise revenue increased 45.5% to $1.4 million for the quarter ended March 31, 2001 from $987,000 for the quarter ended April 1, 2000. As a percentage of franchise revenue, franchise expenses were 49.3% and 39.9% for the quarters ended March 31, 2001 and April 1, 2000, respectively.

      Franchise profit contribution was unchanged at $1.5 million for the third quarter compared to $1.5 million for the third quarter of the last fiscal year.

 General and Administrative Expenses. Included in general and administrative expenses is a charge of $2.1 million for impairment due to the replacement of store registers in connection with the Company's new point of sale system implementation. Excluding this charge, general and administrative expenses were 8.1% and 9.5% of sales for the quarters ended March 31, 2001 and April 1, 2000, respectively.

Interest Expense. Interest expense decreased 18.8% to $1.8 million for the third quarter from $2.2 million in the third quarter of the last fiscal year. The decreased expense is primarily attributable to lower average borrowings outstanding.

Income Taxes. An income tax benefit of $2.3 million was recorded in the third quarter of fiscal 2001, compared to no income tax benefit in the third quarter of the prior fiscal year. The effective income tax rate was 39.4% in the third quarter. The absence of a tax benefit in the prior fiscal year was primarily due to uncertainties relating to the use of federal and state net operating loss carryovers.

Net Income. As a result of the above factors, net loss for the quarter ended March 31, 2001 was $3.5 million, or $0.28 loss per basic and diluted share, as compared to net loss of $8.6 million, or $0.68 loss per basic and diluted share for the quarter ended April 1, 2000.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED APRIL 1, 2000

Retail. Net sales from Company-owned stores increased 9.1% to $289.2 million for the nine months ended March 31, 2001, from $265.0 million for the nine months ended April 1, 2000. This increase is the result of strong same-store sales increases due to better in-stock positions. Same store sales increased 10.5% in the nine-month period ended March 31, 2001. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the nine-month period ended March 31, 2001 increased 14.2% to $96.9 million from $84.9 million for the nine-month period ended April 1, 2000. The increase in gross profit is primarily due to increases in initial margin and improvements in buying practices. Gross margin was 33.5% for the nine-month period ended March 31, 2001 compared with 32.0% for the nine-month period ended April 1, 2000.

     Store operating and selling expenses increased 5.3% to $67.4 million for the nine-month period ended March 31, 2001 from $64.1 million in the nine-month period ended April 1, 2000. The increase in store operating expenses is attributable primarily to increased payroll expenses of $1.7 million and increased supplies expense of $395,000. Store operating and selling expenses were 23.3% and 24.2% of sales for the nine-month periods ended March 31, 2001 and April 1, 2000, respectively. Company-owned stores recorded a profit contribution of $29.5 million for the nine-month period ended March 31, 2001, compared to a contribution of $20.8 million for the comparable period in the previous fiscal year. The increased contribution was primarily the result of improved margin and increased sales.

Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4% of the store's net sales. Franchise fees, recognized on 48 store openings were $609,000 for the nine-month period ended March 31, 2001 compared to $322,000 for the comparable period in the prior fiscal year, which represents 15 store openings. Royalty fees increased 11.1% to $11.2 million in the nine-month period ended March 31, 2001 from $10.1 million in the comparable period in the prior fiscal year due primarily to an increase in the number of franchise stores and same-store sales increases of 4.3%.

     Expenses directly related to franchise revenue increased 18.8% to $3.8 million for the nine-month period ended March 31, 2001 from $3.2 million for the comparable nine-month period in the prior fiscal year. As a percentage of franchise revenue, franchise expenses were 32.6% and 31.2%, respectively.

     Franchise profit contribution increased 11.1% to $7.9 million for the nine-month period ended March 31, 2001 from $7.1 million for the nine-month period ended April 1, 2000. The increase in franchise profit contribution is due to higher revenues from the increased number of franchise stores and same-store sales increases.

General and Administrative. Included in general and administrative expenses is a charge of $2.1 million of impairment due to the replacement of store registers in connection with the Company's new point of sale system implementation. Excluding this charge and special charges of $7.1 million for the nine months ended April 1, 2000, general and administrative expenses were 5.6% and 5.3% of sales for the nine-month periods ended March 31, 2001 and April 1, 2000, respectively.

Interest Expense. Interest expense decreased 9.4% to $6.0 million for the nine-month period ended March 31, 2001 from $6.7 million in the nine-month period ended April 1, 2000. The decreased expense is primarily attributable to lower average borrowings because of improved liquidity.

Income Taxes. Taxes of $5.0 million were recorded in the nine-month period ended March 31, 2001 compared to a benefit of $237,000 in the nine-month period ended April 1, 2000. The effective income tax rate was 38.4% in the nine-month period ended March 31, 2001. The disproportionate tax benefit recorded in the prior fiscal year was primarily due to reduced valuation allowances against deferred tax assets and use of previous federal and state net operating losses.

Net Income. As a result of the above factors, net income for the nine-month period ended March 31, 2001 was $8.0 million, or $0.63 per basic share and $0.46 per diluted share compared to a net income of $355,000, or $0.03 per basic and diluted share in nine-month period ended April 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine-month period ended March 31, 2001, cash provided by operating activities increased to $22.5 million, compared to $1.5 million for the nine-month period ended April 1, 2000. The increase in cash provided by operating activities was primarily attributable to a $9.8 million increase in accounts payable, a $13.1 million increase in inventory and net income of $8.0 million.

      Cash used in investing activities for the nine-month period of fiscal 2001 was $9.3 million compared to cash provided by investing activities of $7.3 million in the nine-month period in the last fiscal year. The change was primarily attributable to one store acquisition in the first quarter of fiscal year 2001 and increased investment in property and equipment in the nine-month period ended March 31, 2001 compared to the nine-month period ended April 1, 2000. The property and equipment increase relates primarily to new information systems initiatives.

      Cash used in financing activities was $5.1 million for the nine-month period ended March 31, 2001 compared to $15.8 million in the nine-month period ended April 1, 2000.

     The Company has a Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation ("Congress"), as lender. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company's option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was 2.75% per annum (subject to possible reduction to an interest rate as low as 2.25% from and after June 30, 2001, based on the Company's pre-tax income and excess availability) or (ii) at the rate of 3/4% per annum above the prime rate, totaling 9.25% at March 31,

2001. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company. At May 10, 2001, there was no balance outstanding and $28.7 million was available to be borrowed under the Loan Agreement.

     Company management currently believes that the cash generated by operations, together with the borrowing availability under the Loan Agreement, will be sufficient to meet the Company's working capital needs for the next twelve months, including scheduled maturities of the Senior Notes. A required payment of $5.1 million on the Senior Note was made on January 31, 2001.

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


FORWARD-LOOKING STATEMENTS

     This Form 10-Q (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology such as "estimate", "project", "expect", "believe", "may", "will", "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties, and include among others, the following: levels of sales, store traffic, acceptance of product offerings, competitive pressures from other party supplies retailers, availability of qualified personnel, availability of suitable future store locations, schedules of store expansion plans and year 2000 readiness issues relating to the Company's internal systems and those of third parties and other factors. As a result of the foregoing risks and uncertainties, actual results and performance may differ materially from that projected or suggested herein. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company's SEC filings and the Company's public announcements.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  Securities Litigation

     The Company has been named as a defendant in twelve class action complaints. The Company's former Chief Executive Officer and the former Chief Financial Officer and Executive Vice President of Operations have also been named as defendants. The complaints have all been filed in the United States District Court for the District of New Jersey. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 1998 and March 19, 1999. In February 2000, plaintiffs filed a second class action amended complaint.

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

     Although the Company's management is unable to express a view on the likely outcome of this litigation because it is in the early stages, it could have a material adverse effect on the Company's business and results of operations.

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

     On February 3, 2000, Emil Asch amended its complaint by adding Ron's: The Party Store, Inc., as an additional plaintiff to the suit. The amended complaint asserts the same causes of action against the same defendants and seeks the same damages that were sought in the original complaint. The Company has settled the case and on May 10, 2001, the court approved a stipulation entered into by the plaintiffs and the Company dismissing the case.

     In addition to the foregoing, the Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company is aware of no other material existing or threatened litigation to which it is or may be a party.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits required to be filed as part of this report on Form 10-Q are listed in the attached Exhibit Index.

     (b)      Report on Form 8-K
              None

EXHIBIT INDEX

Exhibit No.

3.1(1)     --    Certificate of Incorporation of the Company.

3.2(4)     --    Bylaws of the Company, as amended.

4.1(1)     --    Specimen stock certificate evidencing the Common Stock.

4.2(5)     --    Form of Amended and Restated Warrant.

4.3(2)     --    Form of A Note.

4.4(2)     --    Form of B Note.

4.5(2)     --    Form of C Note.

4.6(2)     --    Form of D Note.

4.7(5)     --    Form of E Note.

4.8(2)     --    Form of Securities Purchase Agreement, dated as of August 16, 1999, by and between the
                 Company and each of the Investors.

4.9(5)     --    First Amendment to Securities Purchase Agreement, dated as of January 14, 2000, by and between the Company and each of the Investors.

4.10       --    Second Amendment to Securities Purchase Agreement, dated as of April 1, 2001, by and among the Company and each of the Investors.

10.1(1)    --    Form of Unit Franchise Agreement entered into by the Company and franchisees.

10.2(6)    --    Amended and Restated Stock Option Plan of the Company.

10.3(3)    --    Option Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman.

10.4(3)    --    Stock Pledge Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman.

10.5(3)    --    Employment Agreement, dated as of June 8, 1999, between the Company and Jack Futterman.

10.6(2)    --    Investor Rights Agreement, dated as of August 16, 1999, by and among the Company, the
                 Investors and Jack Futterman.

10.7(2)    --    Standstill and Forbearance Agreement, dated as of August 16, 1999, by and among the Company,
                 PNC Bank, National Association, as Agent, and the Banks.

10.8(2)    --    Vendor Forbearance and Standstill Agreement, dated as of August 16, 1999, by and among the
                 Company and the Trade Vendors.

10.9       --    First Amendment to Investor Rights Agreement, dated as of October 11, 2000, by and among the
                 Company, the Investors and Jack Futterman.

10.10      --    Second Amendment to Investor Rights Agreement, dated as of November 20, 2000, by and among the Company, the Investors and Jack Futterman.

10.11(5)   --    Loan and Security Agreement, dated January 14, 2000, by and between the Company and Congress
                 Financial Corporation.

10.12(6)   --    Description of oral consulting agreement between the Company and Ralph Dillon.

10.13(6)   --    Employment Agreement of James Shea, dated as of December 10, 1999, by and between the Company and James Shea.

10.14(6)   --    Employment Agreement of Andrew Bailen, dated as of August 7, 2000, by and between the Company and Andrew Bailen.

10.15(6)   --    Employment Agreement of Gordon Keil, dated as of April 12, 2000, by and between the Company and Gordon Keil.

10.16(6)   --    Employment Agreement of Thomas Larson, dated as of June 18, 1999, by and between the Company
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

(2) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission on August 25, 1999.

(3) Incorporated by reference to Amendment No. 1 to Schedule 13D as filed with the Commission on June 30, 1999.

(4) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission on February 17, 2000.

(5) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission on January 19, 2000.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on February 13, 2001.

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


Date:  May 14, 2001