Form 10-K405
period 2001-06-30
PARTY CITY CORP
filed 2001-09-27
CIK 1005972

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                         COMMISSION FILE NUMBER 0-27826

                             ---------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant on September 17, 2001, based on the closing sale price on such date, was approximately $60,683,758.

     The number of outstanding shares of the Registrant's classes of common stock, $0.01 par value, as of September 17, 2001 was 12,755,205.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 2001 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                  PART I
Item 1   Business....................................................    2
Item 2   Properties..................................................    9
Item 3   Legal Proceedings...........................................    9
Item 4   Submission of Matters to a Vote of Security Holders.........   10

                                  PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................   11
Item 6   Selected Financial Data.....................................   12
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   14
Item 7A  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   20
Item 8   Financial Statements and Supplementary Data.................   21
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   21

                                 PART III
Item 10  Directors and Executive Officers of the Registrant..........   21
Item 11  Executive Compensation......................................   21
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................   21
Item 13  Certain Relationships and Related Transactions..............   21

                                  PART IV
Item 14  Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................   21

                                     PART I

FORWARD-LOOKING STATEMENTS

     This Form 10-K (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as "estimate," "project," "expect," "believe," "may," "will," "intend" or similar statements or variations of such terms. Such forward-looking statements are based on many assumptions that are subject to certain risks and uncertainties, and include among others, the following: levels of sales, store traffic, acceptance of product offerings, competitive pressures from other party supplies and other retailers, availability of qualified personnel, availability of suitable future store locations, schedules of store expansion plans, and other factors beyond the control of Party City Corporation (the "Company"). As a result of the foregoing risks and uncertainties, actual results and performance may differ materially from that projected or suggested herein. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company's Securities and Exchange Commission filings and the Company's public announcements.

ITEM 1.  BUSINESS

     The Company is incorporated in the State of Delaware and operates retail party supplies stores within the continental United States and sells franchises on an individual store and area franchise basis throughout the United States, Puerto Rico, Spain, Portugal and Canada.

GENERAL

     The Company is a specialty retailer of party supplies through its network of 470 discount stores. At September 17, 2001, the Company owns and operates 198 Company-owned stores in the United States and its franchisees operate an additional 272 stores in the United States, Puerto Rico, Canada, Portugal and Spain. The Company, based in Rockaway, New Jersey, believes it is one of the largest party supplies specialty chains. The Company authorized the first franchise store in 1989 and opened its first Company-owned store in January 1994.

     The Company operates and franchises party supplies stores that generally range in size from 10,000 square feet to 12,000 square feet. These stores offer a broad selection of merchandise (brand name as well as private label) for a wide variety of celebratory occasions, including birthday parties, weddings and baby showers, as well as seasonal events such as Halloween, Christmas, New Year's Eve, Graduation, Easter, Valentine's Day, Thanksgiving, St. Patrick's Day, the Super Bowl and the Fourth of July. The Company seeks to offer customers a "one-stop" party store that provides a wide selection of merchandise at a compelling value. A key element of delivering customer satisfaction is stocking inventory in sufficient quantities to satisfy customer needs for parties of virtually all sizes and types.

INDUSTRY OVERVIEW

     The retail party supplies business has traditionally been fragmented, with consumers purchasing party-related products from single owner-operated party supplies stores and designated departments in drug stores, general mass merchandisers, supermarkets, and department stores of local, regional and national chains. According to industry sources, the market for party and special occasion merchandise, comprised of party supplies, greeting cards, gift wrap and related items was estimated at $12.1 billion in sales in 2000.

     The Company believes that the increasing breadth of party supplies merchandise produced by manufacturers over the past few years has been a driving factor in the marketplace's acceptance of the party supplies store concept. Further, the Company believes that the significant revenues experienced by its Company-owned and franchise stores in the fourth calendar quarter of recent years can be attributed, to a large extent, to the growth in the number of persons celebrating Halloween and the increased demand for costumes and party supplies utilized in such celebrations. The Company has noted the marketplace's acceptance of other types of superstores and mega-retailers in various categories such as food, home furnishings and pet supplies, among others. The success of such superstores and mega-retailers in other types of products has prompted the Company to expand its product lines to include a wider breadth of merchandise in order to make its stores attractive destination shopping locations for party supplies. In addition, Company management believes that the increased breadth of related and integrated merchandise available to customers in superstores and mega-retailers influences consumers to increase the number of purchases in a given trip to a retailer. As such, the Company believes that the broad selection, and relatively low price points, of merchandise offered by its stores often stimulates customers to purchase additional items on impulse.

BUSINESS STRATEGY

     The Company's objective is to maintain its position as a leading category-dominant national chain of party supplies stores. The Company believes that it has transformed the party supplies business by introducing increased product and marketing focus and greater mass merchandising sophistication. In order to maintain continued store growth, Company management intends to continue to invest in its human resources and management information systems to further improve the infrastructure necessary to manage continued growth. Key components of the Company's current strategy are:

     Offer the Broadest Selection of Merchandise in an Exciting Shopping Environment. The Company tries to provide party-planners and party-goers with convenient one-stop shopping for party supplies and offers what it believes is one of the most extensive selections of party supplies. A typical Party City store contains approximately 16,000 SKUs. Within its many product categories, Party City stores offer a wide variety of patterns, colors and styles. The Company has been expanding the range of items which it offers in order to create consumer loyalty and generate repeat business by striving to maintain a new and exciting product selection. Further, the Company believes that its broad selection of merchandise and relatively low price points often stimulate consumers to purchase additional party supplies on impulse.

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

     Maintain Value Price Position. The Company uses the aggregate buying power of its 470 Company-owned and franchise stores network to attempt to obtain volume discounts from its vendors on most products, allowing the stores to offer a broad line of high quality merchandise at competitive prices. The Company believes it reinforces customers' expectations of savings by prominently displaying signs announcing its value pricing and savings opportunities. The Company also maintains a lowest price guaranty policy, to which it suggests its franchisees adhere. This policy guarantees that Party City stores will meet and discount the advertised prices of a competitor's products. The Company believes that this policy has helped foster the Company's image of offering consumers exceptional value for their money.

     Provide Excellent Customer Service. The Company views the quality of its customers' shopping experience as critical to its continued success. The Company is committed to making shopping in its stores an enjoyable experience through the employment of friendly, knowledgeable and energetic sales associates who provide customers with personalized shopping assistance. At Halloween, the most important selling season for the Company, each store significantly increases the number of sales associates to ensure prompt service. Sales associates assist customers in selecting or finding a certain item, which provides the sales associates with a cross-selling opportunity to suggest accessories or other complementary products. The Company believes that the compensation of its store managers and other personnel is competitive and enables the Company to attract and retain well-qualified, motivated employees who are committed to providing excellent customer service.

FISCAL YEAR

     Effective July 3, 1999, the Company changed its fiscal year end for financial reporting from December 31 to the Saturday nearest to June 30. As used herein, the term "Fiscal Year" refers to the 52 or 53 weeks, as applicable, ending the Saturday nearest to June 30, unless otherwise noted.

EXPANSION PLANS

     The Company's long-term goal regarding expansion is to increase its market share in existing markets and penetrate new markets with a goal of expanding its position as a category-dominant retailer of party supplies merchandise. The Company intends to balance growth between Company-owned stores and opening franchise stores to meet its growth objectives. In addition, the Company continuously reviews acquisition possibilities. It intends to utilize its improved financial circumstances to pursue all growth alternatives. Ten to fifteen Company-owned stores are currently planned to be opened during Fiscal Year 2002.

STORE LOCATIONS

     As of June 30, 2001, there were 454 Party City stores open in the United States, Canada, Puerto Rico, Portugal and Spain. Of these, 193 were Company-owned and 261 were operated by the Company's independent franchisees. The following table shows the growth in the Company's network of stores for the Fiscal Years ended on the Saturday closest to June 30, 1996 to 2001.

                                                               FISCAL YEAR
                                                 ---------------------------------------
                                                 1996   1997   1998   1999   2000   2001
                                                 ----   ----   ----   ----   ----   ----
COMPANY-OWNED:
  Stores open at beginning of year.............    8     20     57    148    215    197
  Stores opened................................   12     31     69     63      2     --
  Stores closed................................   --     --     --     --     (2)    (2)
  Stores acquired from franchisees.............   --      6     22      5     --      1
  Stores sold to franchisees...................   --     --     --     (1)   (18)    (3)
                                                 ---    ---    ---    ---    ---    ---
  Stores open at end of year...................   20     57    148    215    197    193
FRANCHISE:
  Stores open at beginning of year.............  114    141    168    160    178    211
  Stores opened................................   28     34     15     23     18     51
  Stores closed................................   (1)    (1)    (1)    (1)    (3)    (3)
  Stores purchased by the Company..............   --     (6)   (22)    (5)    --     (1)
  Stores sold by the Company...................   --     --     --      1     18      3
                                                 ---    ---    ---    ---    ---    ---
  Stores open at end of year...................  141    168    160    178    211    261
                                                 ---    ---    ---    ---    ---    ---
TOTAL COMPANY AND FRANCHISE STORES.............  161    225    308    393    408    454
                                                 ===    ===    ===    ===    ===    ===

     The Company-owned stores are located in the following states:

                                                            FISCAL YEAR ENDED
                                                 ---------------------------------------
STATE                                            1996   1997   1998   1999   2000   2001
-----                                            ----   ----   ----   ----   ----   ----
Florida........................................    4      8     14     17     16     12
California.....................................    3     11     25     37     38     38
Connecticut....................................    1      1      3      4      4      4
Illinois.......................................    2      3      9     15     15     16
New York.......................................    3     10     20     34     31     31
Pennsylvania...................................    1      1      5      9      8      8
Ohio...........................................    1      2      5      7      8      8

                                                            FISCAL YEAR ENDED
                                                 ---------------------------------------
STATE                                            1996   1997   1998   1999   2000   2001
-----                                            ----   ----   ----   ----   ----   ----
Maryland.......................................    1      2      4      4      3      3
Michigan.......................................    4      7      7      7      7      7
Nevada.........................................   --      2      2      3      3      3
New Jersey.....................................   --      8     12     14      9      9
Missouri.......................................   --      1      3      4      4      4
Indiana........................................   --     --      5      5      5      5
Minnesota......................................   --     --      3      5      5      5
Texas..........................................   --     --     19     22     20     20
Virginia.......................................   --     --      3      6      6      6
Wisconsin......................................   --      1      1      1      1      1
Colorado.......................................   --     --      1      2      2      2
North Carolina.................................   --     --      1      2     --     --
Tennessee......................................   --     --      3      4      1      1
Louisiana......................................   --     --      2      3      3      3
Georgia........................................   --     --      1      1     --     --
Kentucky.......................................   --     --     --      1      1      1
Kansas.........................................   --     --     --      1     --     --
Massachusetts..................................   --     --     --      3      3      3
Utah...........................................   --     --     --      1      1      1
Washington.....................................   --     --     --      3      3      2
                                                  --     --    ---    ---    ---    ---
          TOTAL................................   20     57    148    215    197    193
                                                  ==     ==    ===    ===    ===    ===

     Of the leases for the stores listed above, one expires in Fiscal Year 2002, nine expire in Fiscal Year 2003, five expire in Fiscal Year 2004, and the balance expire in Fiscal Year 2005 or thereafter. The Company has options to extend each of such leases for a minimum of five years.

     The Company typically seeks sites for new stores that are located in a strip or power shopping center near high traffic routes. The Company seeks to lease sites rather than own the real estate. The Company's site selection criteria include, but are not limited to: population density, demographics, traffic count, complementary retailers, storefront visibility and presence, competition, lease rates, and accessible parking. In addition, the Company carefully considers the presence of existing competition in the market when selecting a site. The Company believes there is an extensive number of suitable locations available for future sites.

MERCHANDISING

  STORE LAYOUT.

     Party City stores are designed to give the shopper a feeling of excitement and create a festive atmosphere. The Company's goal is for the customer to be pleasantly surprised by his or her shopping experience. The Company's strategy to achieve this goal is to maintain an in-stock position of a wide selection of party supplies. Party City stores range in size from 6,750 to 15,560 square feet with a typical store size between 10,000 and 12,000 square feet. The stores are divided into various sections of different categories of party supplies, displayed to emphasize value pricing and breadth of merchandise available. The floor plan is designed to impress the customer with the broad selection in each product category.

  PRODUCT CATEGORIES.

     The typical Party City store offers a broad selection of merchandise consisting of over 16,000 SKUs divided into the following categories:

          Halloween. As a key component of its sales strategy, Party City stores provide an extensive selection of costumes for Halloween through its "Halloween Costume Warehouse(R)" department. The stores also carry a broad array of decorations and accessories for the Halloween season. The Halloween merchandise is prominently displayed to provide an exciting and fun shopping experience for customers. The stores display Halloween-related merchandise throughout the year to position the Company as the customer's Halloween shopping resource. The Company believes that the importance of Halloween is growing significantly among both young children and adults.

          Graduation. Customer purchases for graduation parties in the United States primarily occur during April, May and June. These purchases include decorations and tableware related to the graduation.

          Other Seasonal. Customer purchases made for seasonal holiday events compose a significant part of Party City's business. The seasonal category includes products which are carried for the Super Bowl, Valentine's Day, St. Patrick's Day, Passover, Easter, First Communion, the Fourth of July, Christmas, Hanukkah and New Year's Eve. Some of the major items within this category are tableware, decorations, cutouts, lights and balloons tailored to the particular event.

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

  PRODUCT SELECTION, PURCHASING AND SUPPLIERS.

     The Company has three suppliers which in the aggregate constituted approximately 38% of the Company's purchases for the Fiscal Year 2001. The loss of any of these suppliers would adversely affect the Company's operations. The Company considers numerous factors in supplier selection, including, but not limited to, price, credit terms, product offerings and quality. The Company negotiates pricing with suppliers on behalf of all stores in the network (both Company-owned and franchise) and believes that such buying power enables it to not only receive the most favorable pricing terms, but, more importantly, to enhance its ability to obtain high demand merchandise, especially popular Halloween costumes.

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

STORE OPERATIONS

     Customer Service. Customer service and shopping convenience are integral components of Party City's one-stop shopping concept. The Company views the quality of its customers' shopping experience as critical to its continued success. Therefore, the Company seeks to employ friendly, knowledgeable and energetic sales associates who provide customers with personalized shopping assistance. For example, at Halloween, the most important selling season for the Company, each store increases significantly the number of sales associates in the store. These employees assist customers in selecting costumes, which provides the sales associates with cross-selling opportunities to suggest various accessories and other complementary products. Also, at Halloween the associates use two-way radios to help stock personnel quickly fill in-demand items, which the Company believes expedites sales and reduces lost business caused by slow service.

     Company management believes that the compensation of its store managers and other personnel is competitive and enables the Company to attract and retain well-qualified, highly motivated employees who are committed to providing excellent customer service.

FRANCHISE OPERATIONS

     As of June 30, 2001, the Company had 261 franchise stores throughout the United States, Puerto Rico, Canada, Portugal and Spain. A Party City store run by a franchisee utilizes the Company's format, design specifications, methods, standards, operating procedures, systems and trademarks. During Fiscal Year 2001, the Company added 51 franchise stores.

     The Company's franchise stores at June 30, 2001 are located in the following states and geographic regions:

Alabama..............   6
Arizona..............   7
Arkansas.............   2
California...........  12
Colorado.............   1
Connecticut..........   5
Delaware.............   1
Florida..............  37
Georgia..............  21
Hawaii...............   1
Kansas...............   3
Louisiana............   7
Maryland.............   7
Mississippi..........   2
Missouri.............   1
New Jersey...........  22
New Mexico...........   3
New York.............  14
North Carolina.......  15
Ohio.................   3
Oregon...............   3
Pennsylvania.........  17
Rhode Island.........   1
South Carolina.......   6
Tennessee............   9
Texas................  10
Virginia.............   6
Puerto Rico..........   5
Canada...............  27
Portugal.............   2
Spain................   5
  TOTAL.............. 261

     The Company receives revenue from its franchisees, including an initial one-time fee (currently $40,000) and an ongoing royalty fee (currently 4.0% of net sales for new franchisees, payable monthly). In addition, each franchisee has a mandated advertising budget, which consists of a minimum initial store opening promotion and ongoing local advertising and promotions. Further, the franchisee must pay an additional 1.0% of net sales to a Party City group advertising fund to cover common advertising materials related to the Party City store concept. The Company does not offer financing for a franchisee's initial investment. A franchisee's start-up costs include the franchise fee, rent, leasehold improvements, equipment and furniture, initial inventory, opening promotion, signage, other deposits, insurance, training expenses and professional fees.

     Current franchise agreements provide for an assigned area or territory that typically equals a three-mile radius from the franchisee's store location and the right to use the Party City logo and trademark "The Discount Party Super Store(R)." In most stores, the franchisee or the majority shareholder of a corporate franchisee devotes full time to the management, operation and on-premises supervision of the franchise.

     Although such locations are generally obtained and secured by the franchisee, pursuant to the franchise agreement entered into with franchisees, the Company must approve all site locations. As franchisor, Party City also supplies valuable and proprietary information pertaining to the operation of the Party City store business, as well as advice regarding location, improvements and promotion. The Company also supplies consultation in the areas of purchasing, inventory control, pricing, marketing, merchandising, hiring, training, improvements and new developments in the franchisee's business operations, as well as the provision of assistance in opening and initially promoting the store.

     The Company has recently added staff and increased its focus on the management of its franchise operations. Additionally, franchisees have been represented on several key operating committees, addressing issues such as merchandising, advertising and information systems initiatives.

     As of September 17, 2001, the Company had twelve territory agreements with certain franchisees. These agreements grant the holder of the territory the right to open one or more stores within a stated time period.

COMPETITION

     The party supplies retailing business is highly competitive. Party City stores compete with a variety of smaller and larger retailers, including, but not limited to single owner-operated party supplies stores, specialty party supplies retailers (including superstores), designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains and catalog and Internet stores. Many of these competitors have substantially greater financial resources than the Company.

     Management believes that Party City stores maintain a leading position in the party supplies business by offering a wider breadth of merchandise, greater selection within merchandise class and discount prices offered on most items in the stores. The Company believes that the significant buying power resulting from the size of the Party City store network is an integral advantage.

TRADEMARKS

     The Company has licensed a number of trademarks and service marks registered with the United States Patent and Trademark Office from its wholly owned subsidiary, including the marks Party City(R), The Discount Party Super Store(R) and Halloween Costume Warehouse(R).

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

     Each Party City store must comply with applicable regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the opening of a new store.

     Party City stores must comply with applicable federal and state environmental regulations, but the cost of complying with those regulations has not been material. More stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors can delay, and sometimes prevent, development of new stores in particular locations.

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

EMPLOYEES

     As of September 17, 2001, the Company employed approximately 1,350 full-time and 3,600 part-time employees. The Company considers its relationships with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

     As of June 30, 2001, the Company leased 193 stores. The Company also leases its headquarters property in Rockaway, New Jersey. The Company occupies approximately 31,000 square feet of office space for its headquarters under leases expiring in 2004.

ITEM 3.  LEGAL PROCEEDINGS

SECURITIES LITIGATION

     The Company has been named as a defendant in twelve class action complaints. The Company's former Chief Executive Officer and the former Chief Financial Officer and Executive Vice President of Operations have also been named as defendants. The complaints have all been filed in the United States District Court for the District of New Jersey. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 1998 and March 19, 1999. In October 1999, plaintiffs filed an amended class action complaint and in February 2000, plaintiffs filed a second amended class action complaint.

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

     In early 2000, defendants moved to dismiss the second amended complaint on the ground that it failed to state a cause of action. On May 29, 2001 the District Court issued an Opinion and Order dismissing the Complaint against all defendants with prejudice. On June 27, 2001 plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit. Because this case is in the early stages of the appeal process, no opinion can be expressed as to its likely final outcome.

OTHER

     On April 23, 1999, plaintiff Emil Asch, Inc. ("Emil Asch") filed a complaint in the United States District Court for the Eastern District of New York against the Company and co-defendants Amscan, Inc., Hallmark, Inc., and Rubie's Costume. The complaint alleged violations of the Robinson-Patman Act (price discrimination), unfair competition, tortious interference with contractual relations, and false and deceptive advertising. Plaintiff sought damages of $2 million, as well as treble and punitive damages for certain counts. On February 3, 2000, Emil Asch amended its complaint by adding an additional plaintiff to the suit. The Company has settled the case and, in May 2001, the court approved a stipulation entered into by the plaintiffs and the Company dismissing the case.

     In addition to the foregoing, the Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company is aware of no other material existing or threatened litigation to which it is or may be a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has traded on the Nasdaq National Market under the symbol "PCTY" since its re-listing in July 2001. From July 1999 until its re-listing on the Nasdaq National Market, the common stock was traded on the OTC Bulletin Board, an electronic quotation service for NASD Market Makers. From March 1996 until July 1999 the Company's common stock was traded on the Nasdaq National Market.

     The following table sets forth the high and low closing sale prices of the common stock through June 30, 2001.

                                                              HIGH     LOW
                                                              -----   -----
QUARTER ENDED:
June 30, 2001...............................................  $6.00   $3.26
March 31, 2001..............................................   3.73    2.90
December 30, 2000...........................................   4.50    3.05
September 30, 2000..........................................   4.00    2.40
QUARTER ENDED:
July 1, 2000................................................   2.70    1.53
April 1, 2000...............................................   3.50    1.05
January 1, 2000.............................................   2.25    0.85
October 2, 1999.............................................   3.84    2.00

     At September 17, 2001, the approximate number of holders of record of the common stock was approximately 2,900.

DIVIDENDS

     Except for the S Corporation distribution of a portion of previously undistributed earnings to the Company's stockholders in 1994 upon the Company's election to be taxed as a C Corporation, the Company has never paid cash dividends on its capital stock and does not intend to pay cash dividends in the foreseeable future. The Company expects that earnings will be retained for the continued growth and development of the Company's business. Future dividends, if any, will depend upon the Company's earnings, financial condition, working capital requirements, compliance with covenants in agreements to which the Company is or may be subject, future prospects and any other factors deemed relevant by the Company's Board of Directors. Under various agreements to which the Company is a party, the Company is currently not permitted to pay any dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

UNREGISTERED SECURITIES

     Pursuant to separate Securities Purchase Agreements, each dated as of August 16, 1999 (the "Purchase Agreements"), the Company issued the Notes and the Warrants (each as defined below) to the investors set forth therein (the "Investors") for an aggregate purchase price of $30 million. Under the terms of an amendment to the Securities Purchase Agreements, dated as of January 14, 2000 (the "First Amendment"), the Amended Warrants are exercisable for an aggregate of 6,880,000 shares of common stock at an exercise price of $1.07 per share and may be exercised at any time through August 16, 2006. The shares of common stock reserved for issuance under the Amended Warrants represent approximately 35% of the shares of common stock outstanding after giving effect to the full exercise of the Amended Warrants. The private placement of the issuance and sale of the Notes and the Amended Warrants to the Investors was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial information presented below has been derived from the Company's audited Consolidated Financial Statements for the fiscal years ended December 31, 1996, 1997, 1998, July 1, 2000 and June 30, 2001 and the six months ended July 3, 1999. The selected financial information presented below should be read in conjunction with such financial statements and notes thereto. The year ended July 3, 1999 and the six months ended June 30, 1998 are unaudited and presented for comparative purposes.

                            SELECTED FINANCIAL DATA

                                            YEAR ENDED DECEMBER 31                       YEAR ENDED
                                         -----------------------------   -------------------------------------------
                                          1996       1997       1998     JULY 3, 1999   JULY 1, 2000   JUNE 30, 2001
                                         -------   --------   --------   ------------   ------------   -------------
                                                                         (UNAUDITED)
                                                       (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenue..........................  $48,591   $141,714   $294,334     $353,571       $363,399       $395,900
                                         =======   ========   ========     ========       ========       ========
Company-owned stores:
  Net sales............................  $39,144   $131,028   $282,923     $341,554       $349,722       $380,671
  Cost of goods sold and occupancy
    costs..............................   25,937     86,372    194,761      239,373        240,356        252,320
                                         -------   --------   --------     --------       --------       --------
  Gross profit.........................   13,207     44,656     88,162      102,181        109,366        128,351
  Store operating and selling
    expense............................   10,116     31,880     73,970       91,911         83,470         88,128
                                         -------   --------   --------     --------       --------       --------
  Company-owned stores profit
    contribution.......................    3,091     12,776     14,192       10,270         25,896         40,223
Franchise stores:
  Royalty fees.........................    8,512     10,224     10,841       11,369         13,187         14,604
  Franchise fees.......................      935        462        570          648            490            625
                                         -------   --------   --------     --------       --------       --------
  Total franchise revenues.............    9,447     10,686     11,411       12,017         13,677         15,229
  Total franchise expense..............    3,729      3,998      4,114        4,217          4,406          4,937
                                         -------   --------   --------     --------       --------       --------
  Franchise profit contribution........    5,718      6,688      7,297        7,800          9,271         10,292
General and administrative expense:
  Impairment charge....................       --         --         --          300          1,172          2,275
  Special charges(a)...................       --         --         --        5,858          7,789             --
  Other general and administrative
    expenses...........................    3,160      7,049     15,939       20,022         21,438         24,328
                                         -------   --------   --------     --------       --------       --------
                                           3,160      7,049     15,939       26,180         30,399         26,603
                                         -------   --------   --------     --------       --------       --------
Income (loss) before interest and
  income taxes.........................    5,649     12,415      5,550       (8,110)         4,768         23,912
Interest expense (income), net.........     (476)      (212)     2,636        4,141          8,423          7,949
                                         -------   --------   --------     --------       --------       --------
Income (loss) before income taxes......    6,125     12,627      2,914      (12,251)        (3,655)        15,963
Income tax provision (benefit)(b)......    2,369      4,957      1,127         (852)        (4,636)         6,002
                                         -------   --------   --------     --------       --------       --------
Net income (loss)......................  $ 3,756   $  7,670   $  1,787     $(11,399)      $    981       $  9,961
                                         =======   ========   ========     ========       ========       ========
Basic earnings (loss) per share........  $  0.38   $   0.65   $   0.14     $  (0.92)      $   0.08       $   0.78
                                         =======   ========   ========     ========       ========       ========
Diluted earnings (loss) per share......  $  0.38   $   0.64   $   0.14     $  (0.92)      $   0.07       $   0.56
                                         =======   ========   ========     ========       ========       ========
Weighted average shares
  outstanding -- basic.................    9,802     11,749     12,411       12,450         12,611         12,723
                                         =======   ========   ========     ========       ========       ========
Weighted average shares outstanding --
  diluted..............................    9,996     12,039     12,704       12,450         14,283         17,819
                                         =======   ========   ========     ========       ========       ========
EBITDA(c)..............................  $ 6,395   $ 15,209   $ 12,148     $  6,241       $ 24,486       $ 36,618
                                         =======   ========   ========     ========       ========       ========

                                            YEAR ENDED DECEMBER 31                       YEAR ENDED
                                         -----------------------------   -------------------------------------------
                                          1996       1997       1998     JULY 3, 1999   JULY 1, 2000   JUNE 30, 2001
                                         -------   --------   --------   ------------   ------------   -------------
                                                                         (UNAUDITED)
                                                       (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
OPERATING DATA:
  Number of Company-owned stores (end
    of year)...........................       36        117        207          215            197            193
                                         =======   ========   ========     ========       ========       ========
  Increase in Company-owned same store
    sales..............................     17.9%      15.5%      11.3%         8.2%           3.8%          10.3%
                                         =======   ========   ========     ========       ========       ========
  Number of franchise stores (end of
    year)..............................      164        158        167          178            211            261
                                         =======   ========   ========     ========       ========       ========
  Increase in franchise same store
    sales..............................     19.5%      14.8%       6.8%         6.3%           7.9%           4.3%
                                         =======   ========   ========     ========       ========       ========
  Average sales per Company-owned
    store..............................  $ 1,662   $  1,740   $  1,684     $  1,680       $  1,810       $  1,961
                                         =======   ========   ========     ========       ========       ========
  Depreciation and amortization........      746      2,794      6,598        8,193         10,757         10,431
                                         =======   ========   ========     ========       ========       ========
BALANCE SHEET DATA:
  Working capital (deficiency).........  $17,419   $ 13,931   $(15,039)    $(26,694)      $ 15,069       $  8,285
                                         =======   ========   ========     ========       ========       ========
  Total assets.........................   34,603     89,615    144,032      161,319        132,086        141,342
                                         =======   ========   ========     ========       ========       ========
  Bank borrowings and other long-term
    liabilities(d).....................       --      3,150         --           --         29,547         16,006
                                         =======   ========   ========     ========       ========       ========
  Capital lease obligation.............       --      1,460      1,141          718            360             54
                                         =======   ========   ========     ========       ========       ========
  Stockholders' equity.................   23,561     45,783     49,368       35,934         40,861         51,090
                                         =======   ========   ========     ========       ========       ========

                                                                    SIX MONTHS ENDED
                                                              ----------------------------
                                                              JUNE 30, 1998   JULY 3, 1999
                                                              -------------   ------------
                                                               (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Total revenue...............................................    $ 97,272        $156,509
                                                                ========        ========
Company-owned stores:
  Net sales.................................................    $ 92,718        $151,349
  Cost of goods sold and occupancy costs....................      65,246         109,858
                                                                --------        --------
  Gross profit..............................................      27,472          41,491
  Store operating and selling expense.......................      24,111          42,052
                                                                --------        --------
  Company-owned stores profit contribution (loss)...........       3,361            (561)
Franchise stores:
  Royalty fees..............................................       4,379           4,907
  Franchise fees............................................         175             253
                                                                --------        --------
  Total franchise revenues..................................       4,554           5,160
  Total franchise expense...................................       1,803           1,906
                                                                --------        --------
  Franchise profit contribution.............................       2,751           3,254
General and administrative expense:
  Special charges(a)........................................          --           5,858
  Impairment charge.........................................          --             300
  Other general and administrative expenses.................       5,615           9,698
                                                                --------        --------
                                                                   5,615          15,856
                                                                --------        --------
Income (loss) before interest and income taxes..............         497         (13,163)
Interest expense, net.......................................         873           2,378
                                                                --------        --------

                                                                    SIX MONTHS ENDED
                                                              ----------------------------
                                                              JUNE 30, 1998   JULY 3, 1999
                                                              -------------   ------------
                                                               (UNAUDITED)
Loss before income taxes....................................        (376)        (15,541)
Income tax benefit..........................................        (146)         (2,125)
                                                                --------        --------
Net loss....................................................    $   (230)       $(13,416)
                                                                ========        ========
Basic loss per share........................................    $  (0.02)       $  (1.08)
                                                                ========        ========
Diluted loss per share......................................    $  (0.02)       $  (1.08)
                                                                ========        ========
Weighted average shares outstanding -- basic................      12,376          12,455
                                                                ========        ========
Weighted average share outstanding -- diluted...............      12,376          12,455
                                                                ========        ========
EBITDA(c)...................................................    $  4,131        $ (1,776)
                                                                ========        ========
BALANCE SHEET DATA:
  Working capital (deficiency)..............................    $ 40,805        $(26,694)
                                                                ========        ========
  Total assets..............................................     119,168         161,319
                                                                ========        ========
  Bank borrowings and other long-term liabilities(d)........      40,182              --
                                                                ========        ========
  Capital lease obligation..................................       1,072             718
                                                                ========        ========
  Stockholders' equity......................................      46,103          35,934
                                                                ========        ========

---------------

(a) Special charges relate to consulting services, accounting fees, bank fees, legal fees and other expenses related to the Company's financial restructuring.

(b) The year ended July 1, 2000 includes $3.7 million of benefit related to the reversal of valuation reserves on deferred tax assets established in the year ended July 3, 1999 due to the uncertainty at that time that the Company's net operating loss carryforwards would be realized.

(c) The Company's definition of EBITDA is earnings before interest, taxes, depreciation, amortization and impairment provision and exclusive of special charges.

(d) Excludes borrowings under the Company's previous Credit Agreement of $46.8 million and $58.6 million included in current liabilities at December 31, 1998 and July 3, 1999, respectively. The bank borrowing and other long-term liabilities at July 1, 2000 and June 30, 2001 is net of an unamortized debt discount of $3.0 million and $1.9 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's revenues and earnings are generated primarily from its two business segments -- Retail and Franchising.

 YEAR ENDED JUNE 30, 2001 ("FISCAL 2001") COMPARED TO YEAR ENDED JULY 1, 2000 ("FISCAL 2000")

     Retail. Net sales from Company-owned stores increased 8.8% to $380.7 million in Fiscal 2001 from $349.7 million in Fiscal 2000. The Fiscal 2001 results include 197 stores which were open at the beginning of that year plus one store acquired during the year, less three stores sold and two stores closed during the year. Same store sales increased 10.3% and 3.8% in Fiscal 2001 and Fiscal 2000, respectively. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for Fiscal 2001 increased 17.4% to $128.4 million compared to $109.4 million for Fiscal 2000. The increase in Fiscal 2001 was primarily due to increased sales volume and improvement in gross margin. Gross margin was 33.7% and 31.3% of sales for Fiscal 2001 and Fiscal 2000, respectively. The increase in gross margin was related primarily to stronger controls over inventory resulting in reduced inventory loss and improved buying.

     Store operating and selling expenses increased 5.6% to $88.1 million for Fiscal 2001, compared to $83.5 million in Fiscal 2000. The increase in store operating expenses is primarily attributable to an increase in sales. Store operating expenses were 23.2% and 23.9% of sales for Fiscal 2001 and Fiscal 2000, respectively, due to efficiencies occurring in staffing and advertising resulting from an increase in average store sales. Company-owned store profit contribution increased to $40.2 million for Fiscal 2001, compared to $25.9 million for Fiscal 2000.

     Pre-opening expenses of $78,000 were recorded in Fiscal 2001 for four stores scheduled to open in the first quarter of Fiscal 2002. The Company expenses pre-opening costs when incurred. No pre-opening expenses were recorded in Fiscal 2000.

     Franchising. Franchise revenue is composed of the initial franchise fees which are recorded as revenue when a franchise store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Royalty fees increased 10.7% to $14.6 million in Fiscal 2001 from $13.2 million in Fiscal 2000. Franchise fees recognized on 51 store openings during Fiscal 2001 increased 27.6% to $625,000 compared to $490,000 during Fiscal 2000 recognized on 23 store openings. Franchise same store sales increases for Fiscal 2001 and Fiscal 2000 were 4.3% and 7.9%, respectively.

     Expenses directly related to franchise revenue increased 12.1% to $4.9 million for Fiscal 2001 from $4.4 million for Fiscal 2000. This increase is primarily attributable to additional franchise personnel required to operate this portion of the Company's business and the infrastructure to support such employees. As a percentage of franchise revenue, franchise expenses were 32.4% and 32.2% for Fiscal 2001 and Fiscal 2000, respectively.

     Franchise profit contribution was increased 11.0% to $10.3 million for Fiscal 2001 compared to $9.3 million for Fiscal 2000. The increase in franchise profit contribution is due to the increase in royalty and franchise fees offset in part by an increase in franchise expenses, as discussed above.

     General and Administrative. General and administrative expenses decreased 12.5% to $26.6 million in Fiscal 2001, compared to $30.4 million in Fiscal 2000. The decrease is primarily attributable to $7.8 million in special charges, relating to consulting, accounting, banking and other expenses resulting from the Company's refinancing arrangements in Fiscal 2000, with no comparable special charges in Fiscal 2001. An impairment charge of $2.3 million related to store registers replaced in the Company's information system initiative was recorded in Fiscal 2001, compared to an impairment charge of $1.2 million in Fiscal 2000 related to long-lived assets in certain underperforming stores. Excluding special charges and impairment, general and administrative expenses increased 13.5% to $24.3 million in Fiscal 2001 compared to $21.4 million in Fiscal 2000. Payroll and benefits increased $1.9 million or 19.1%, to $12.0 million in Fiscal 2001 from $10.1 million in Fiscal 2000 as a result of additional headquarters personnel and increased bonus payments. Exclusive of special charges and the impairment charge, discussed above, general and administrative expenses were 6.4% and 6.1% of sales in Fiscal 2001 and Fiscal 2000, respectively.

     Interest Expense. Interest expense decreased to $7.9 million for Fiscal 2001 from $8.4 million in Fiscal 2000. This is attributable to a reduction in principal balance with a scheduled payment of $5.1 million made in January 2001. The Company expensed approximately $100,000 in the write-off of debt-issue costs, included in interest expense, related to an additional prepayment of $3.0 million made in June 2001.

     Income Taxes. Income taxes of $6.0 million, or 37.6% of pre-tax income, were provided in Fiscal 2001. Tax benefits of $4.6 million related primarily to deferred tax valuation allowance reversals were recognized in Fiscal 2000.

     Net Income. As a result of the above factors, net income increased to $10.0 million or $0.78 per basic share and $0.56 per diluted share in Fiscal 2001, as compared to net income of $981,000, or $0.08 per basic share and $0.07 per diluted share in Fiscal 2000.

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

     Franchising. Franchise revenue is composed of the initial franchise fees which are recorded as revenue when a franchise store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Royalty fees increased 16.0% to $13.2 million in Fiscal 2000 from $11.4 million in Fiscal 1999. Franchise fees recognized on 23 store openings during Fiscal 2000 decreased 24.4% to $490,000 compared to $648,000 during Fiscal 1999 recognized on 18 store openings. Franchise same store sales increases for Fiscal 2000 and Fiscal 1999 were 7.9% and 6.3%, respectively.

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

     Interest Expense. Interest expense increased to $8.4 million for Fiscal 2000 from $4.1 million in Fiscal 1999. This is attributable to additional borrowings under the Company's previous Credit Agreement, the Senior Notes and the Loan Agreement hereinafter defined.

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

     Franchising. Franchise revenue is composed of the initial franchise fees, which are recorded as revenue when a franchise store opens, and ongoing royalty fees, generally 4.0% of the store's net sales. Royalty fees increased 12.1% to $4.9 million for the 1999 Period from $4.4 million for the 1998 Period. Franchise fees recognized on 11 store openings during the 1999 Period, increased 44.6% to $253,000 compared to $175,000 during the 1998 Period, which represents eight store openings. Franchise same store sales increased by 8.8% and 6.6% for the 1999 Period and the 1998 Period, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash provided by operating activities was $29.7 million, in Fiscal 2001 compared to $9.3 million in Fiscal 2000. The increase is primarily due to net income in Fiscal 2001 of $10.0 million and changes in deferred tax and tax receivable accounts, and reduced accounts payable repayments.

     Net cash of $15.7 million was used in investing activities as a result of investments in new systems and additions to fixed assets of $16.9 offset by proceeds of $1.2 million from the sale of stores.

     Net cash used in financing activities was $8.1 million. The cash used in financing was primarily the result of the scheduled repayment of $5.1 million of Senior Notes in January 2001 and the prepayment of $3.0 million of Senior Notes in June 2001.

     As of June 30, 2001, the Company had no balance outstanding under its Loan and Security Agreement dated January 14, 2000 (the "Loan Agreement"), with Congress Financial Corporation. Under the terms of the Loan Agreement, the Company may from time to time borrow, based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company's option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was 2.75% per annum (subject to possible reduction to an interest rate as low as 2.25% from and after June 30, 2001, based on the Company's pre-tax income and excess availability) or (ii) at the rate of 3/4% per annum above the prime rate, totaling 7.75% at June 30, 2001. The term of the Loan Agreement is three years with yearly renewals thereafter and is secured by a lien on substantially all of the assets of the Company. At September 17, 2001, there was $4.4 million outstanding and $35.6 million available to be borrowed under the Loan Agreement.

     On August 17, 1999, the Company received $30 million in financing from the Investors, who purchased senior secured notes and warrants pursuant to the Securities Purchase Agreement. Under the Purchase Agreement, the Company issued
(i) $10 million of its 12.5% Secured Notes due 2003 (the "A Notes"); (ii) $5 million of its 13.0% Secured Notes due 2003 (the "B Notes"); (iii) $5 million of its 13.0% Secured Notes due 2002 (the "C Notes"); (iv) $10 million of its 14.0% Secured Notes due 2004 (the "D Notes" and, together with the A Notes, the B Notes and the C Notes, the "Notes"); and (v) warrants (the "Warrants") to purchase 6,880,000 shares of the Company's common stock at an initial exercise price of $3.00 per share. The Warrants were valued at $2.0 million based on management's estimate using certain fair value methodologies and represent an original issue discount to the C Notes and D Notes. The Notes are secured by a junior lien on substantially all of the Company's assets. The Company issued the Warrants in connection with the sale of the C Notes and the D Notes. The Warrants may be exercised on or before the close of business on August 16, 2006. The shares of common stock reserved for issuance under the Warrants represent approximately 35% of the shares of common stock outstanding after giving effect to the full exercise of the Warrants. The proceeds from the $30 million in new financing were used for the purchase of seasonal inventory, the payment of amounts due under the Company's previous Credit Agreement, certain transaction fees and working capital.

     Pursuant to the First Amendment, on January 14, 2000, the Company received $7 million in cash proceeds from the sale to certain of the Investors (the "Investor Group") of a new series of senior secured notes. Under the First Amendment, the Company issued $7 million in aggregate principal amount of its 14.0%

Secured Notes due 2002 (the "E Notes"). The E Notes are secured by a lien on substantially all of the Company's assets. Under the terms of the First Amendment, the interest rate on the A Notes, the B Notes, the C Notes and the D Notes was increased by 4.5%. The Investor Group, together with the Investors and Congress, entered into an intercreditor agreement. In consideration for waivers and forbearances granted by the Investors to various defaults under the terms of the Company's A Notes, B Notes, C Notes and D Notes, the Company also agreed to amend and restate the terms of the Warrants held by the Investors to acquire 6,880,000 shares of the Company's common stock. The amended and restated warrants (the "Amended Warrants") provide for an exercise price of $1.07 per share and were issued upon surrender of the Warrants, which had an exercise price of $3.00 per share. The Amended Warrants were valued at $3.2 million based on management's estimate using certain fair value methodologies and represent an original issue discount to the C Notes and D Notes. This discount is being amortized using the effective interest method. The effective yield is 28.6% and 28.9% on the C Notes and D Notes, respectively.

     As of June 30, 2001, the Company had approximately $29.5 million in notes payable to investors. The Company made a required payment of $5.1 million due on these notes in January 2001. An additional $3.0 million (due in January 2002) was prepaid in June 2001. The Company expensed approximately $100,000 in the write-off of debt-issue costs, included in interest expense related to this prepayment.

     The Company was in violation of a covenant under the Securities Purchase Agreements (as amended) related to the amount of capital expenditures during the fiscal year ended June 30, 2001. The Company exceeded the capital expenditures limit primarily because of additional costs related to expanded functionality in the merchandise management system to be implemented in Fiscal Year 2002. The Company received a waiver from the Investors for this violation.

     The Company's Board of Directors has authorized the repurchase of up to $15 million of the Company's common stock. Shares of the Company's common stock will be repurchased in the open market at times and prices considered appropriate by the Company. The timing of any repurchases and the exact number of shares to be purchased will be dependent on market conditions.

     Company management currently believes that the cash generated by operations, together with the borrowing availability under the Loan Agreement, will be sufficient to meet the Company's working capital needs for the next twelve months, including the scheduled repayment of $11.7 million of Senior Notes, due in January 2002.

ACCOUNTING AND REPORTING CHANGES

     Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, should be classified as revenue. The adoption of this statement does not have an impact on the consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

     SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). The Company believes that the adoption of this statement will not have an impact on the consolidated financial statements.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is evaluating the impact of adopting these pronouncements on the consolidated financial statements. For the year ended June 2001, the Company's amortization of goodwill charged to operations was $1.2 million.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company, in the normal course of doing business, is theoretically exposed to interest rate change market risk. As borrowing patterns are cyclical, the Company is not dependent on borrowing throughout the year. Therefore, a sudden increase in interest rates (which under the Loan Agreement is dependent on the prime rate) may, during peak borrowing, have a negative impact on short-term results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     In accordance with general instruction G(3) of Form 10-K, the information called for by Items 10, 11, 12 and 13 of Part III is incorporated by reference to the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

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

     Independent Auditors' Report -- Deloitte & Touche LLP

     Consolidated Balance Sheets as of July 1, 2000 and June 30, 2001.

     Consolidated Statements of Operations for the year ended December 31, 1998, the six months ended June 30, 1998 (unaudited) and July 3, 1999, and the years ended July 1, 2000 and June 30, 2001.

     Consolidated Statements of Shareholders' Equity for the year ended December
      31, 1998, the six months ended July 3, 1999, and the years ended July 1, 2000 and June 30, 2001.

     Consolidated Statements of Cash Flows for the year ended December 31, 1998, the six months ended June 30, 1998 (unaudited) and July 3, 1999 and the years ended July 1, 2000 and June 30, 2001.

     Notes to Consolidated Financial Statements for the year ended December 31,
      1998, the six months ended June 30, 1998 (unaudited) and July 3, 1999, and the years ended July 1, 2000 and June 30, 2001.

     2. Financial Statement Schedules -- Not Applicable.

     3. List of Exhibits.

     The following exhibits are included as a part of this Annual Report on Form 10-K or, where indicated, are incorporated herein by reference.

  3.1(1)     --  Certificate of Incorporation of the Company.
  3.2(4)     --  Bylaws of the Company, as amended.
  4.1(1)     --  Specimen stock certificate evidencing the Common Stock.
  4.2(5)     --  Form of Amended and Restated Warrant.
  4.3(2)     --  Form of A Note.
  4.4(2)     --  Form of B Note.
  4.5(2)     --  Form of C Note.
  4.6(2)     --  Form of D Note.
  4.7(5)     --  Form of E Note.
  4.8(2)     --  Form of Securities Purchase Agreement, dated as of August
                 16, 1999, by and between the Company and each of the
                 Investors.
  4.9(5)     --  First Amendment to Securities Purchase Agreement, dated as of January 14, 2000, by and between the Company and each of the Investors.

    4.10(7)         --  Second Amendment to Securities Purchase Agreement, dated as of April 1, 2001, by and among the Company and each of the Investors.
   10.1(1)          --  Form of Unit Franchise Agreement entered into by the Company and franchisees.
   10.2(6)          --  Amended and Restated 1999 Stock Incentive Plan of the Company.
   10.3(3)          --  Option Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman.
   10.4(3)          --  Stock Pledge Agreement, dated as of June 8, 1999, between Steven Mandell and Jack
                        Futterman.
   10.5(3)          --  Employment Agreement, dated as of June 8, 1999, between the Company and Jack Futterman.
   10.6(2)          --  Investor Rights Agreement, dated as of August 16, 1999, by and among the Company, the
                        Investors and Jack Futterman.
   10.7(2)          --  Standstill and Forbearance Agreement, dated as of August 16, 1999, by and among the
                        Company, PNC Bank, National Association, as Agent, and the Banks.
   10.8(2)          --  Vendor Forbearance and Standstill Agreement, dated as of August 16, 1999, by and among the
                        Company and the Trade Vendors.
   10.9(7)          --  First Amendment to Investor Rights Agreement, dated as of October 11, 2000, by and among the Company, the Investors and Jack Futterman.
   10.10(7)         --  Second Amendment to Investor Rights Agreement, dated as of November 20, 2000, by and among the Company, the Investors and Jack Futterman.
   10.11(5)         --  Loan and Security Agreement, dated January 14, 2000, by and between the Company and
                        Congress Financial Corporation.
   10.12(6)         --  Description of oral consulting agreement between the Company and Ralph Dillon.
   10.13(6)         --  Employment Agreement of James Shea, dated as of December 10, 1999, by and between the
                        Company and James Shea.
   10.14(6)         --  Employment Agreement of Andrew Bailen, dated as of August 7, 2000, by and between the
                        Company and Andrew Bailen.
   10.15(6)         --  Employment Agreement of Thomas Larson, dated as of June 18, 1999, by and between the
                        Company and Thomas Larson.
   10.16(8)         --  Management Stock Purchase Plan of the Company
   21.1             --  Subsidiaries. The wholly owned subsidiary of the Company is Party City Michigan, Inc.
                        incorporated on October 23, 1997, in the State of Delaware. This subsidiary does business under the name Party City Michigan, Inc.
   23.1             --  Consent of Deloitte & Touche LLP.

---------------

Notes

(1) Incorporated by reference to the Company's Registration Statement as amended on Form S-1 Number 333-00350 as filed with the Commission on January 18, 1996.

(2) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission on August 25, 1999.

(3) Incorporated by reference to Amendment No. 1 to Schedule 13D as filed by Jack Futterman with the Commission on June 17, 1999.

(4) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission on June 8, 2000.

(5) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Commission on January 19, 2000.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on February 13, 2001.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2001.

(8) Incorporated by reference to the Registration of Form S-8 as filed with the Commission on July 23, 2001.

     (b) Reports on Form 8-K.

     No reports on Form 8-K have been filed during the fourth quarter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 25, 2001.

                                          PARTY CITY CORPORATION

                                          By:     /s/ THOMAS E. LARSON
                                            ------------------------------------
                                                      Thomas E. Larson
                                                  Chief Financial Officer

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

                           NAME                                    TITLE                     DATE
                           ----                                    -----                     ----

By:                  /s/ RALPH DILLON                   Non-Executive, Chairman of    September 25, 2001
        -----------------------------------------         the Board and Director
                       Ralph Dillon


By:                 /s/ JACK FUTTERMAN                           Director             September 25, 2001
        -----------------------------------------
                      Jack Futterman


By:                 /s/ MICHAEL GATTO                            Director             September 25, 2001
        -----------------------------------------
                      Michael Gatto


By:               /s/ L.R. JALENAK, JR.                          Director             September 25, 2001
        -----------------------------------------
                    L.R. Jalenak, Jr.


By:                /s/ HOWARD LEVKOWITZ                          Director             September 25, 2001
        -----------------------------------------
                     Howard Levkowitz


By:                  /s/ NANCY PEDOT                             Director             September 25, 2001
        -----------------------------------------
                       Nancy Pedot


By:                 /s/ WALTER SALMON                            Director             September 25, 2001
        -----------------------------------------
                      Walter Salmon


By:               /s/ MICHAEL TENNENBAUM                         Director             September 25, 2001
        -----------------------------------------
                    Michael Tennenbaum


By:                   /s/ JAMES SHEA                      Chief Executive Officer     September 25, 2001
        -----------------------------------------
                        James Shea


By:                /s/ THOMAS E. LARSON                   Chief Financial Officer     September 25, 2001
        -----------------------------------------
                     Thomas E. Larson


By:                 /s/ LINDA M. SILUK                   Chief Accounting Officer     September 25, 2001
        -----------------------------------------
                      Linda M. Siluk

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Party City Corporation
Rockaway, New Jersey

     We have audited the accompanying consolidated balance sheets of Party City Corporation and subsidiary as of July 1, 2000 and June 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years ended December 31, 1998, July 1, 2000 and June 30, 2001 and the six month period ended July 3, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Party City Corporation and subsidiary as July 1, 2000 and June 30, 2001, and the consolidated results of their operations and their cash flows for each of the fiscal years ended December 31, 1998, July 1, 2000 and June 30, 2001 and the six month period ended July 3, 1999 in conformity with accounting principles generally accepted in the United States of America.

                                          DELOITTE & TOUCHE LLP

Parsippany, New Jersey
August 29, 2001

                     PARTY CITY CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              JULY 1,    JUNE 30,
                                                                2000       2001
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  3,950   $  9,842
  Merchandise inventory.....................................    42,030     48,034
  Deferred income taxes.....................................     5,976      3,798
  Advance merchandise payments..............................     2,419        623
  Other current assets, net.................................    14,384     11,533
                                                              --------   --------
          Total current assets..............................    68,759     73,830
Property and equipment, net.................................    41,447     46,351
Goodwill, net...............................................    14,844     13,647
Other assets................................................     7,036      7,514
                                                              --------   --------
          Total assets......................................  $132,086   $141,342
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 30,190   $ 27,905
  Accrued expenses and other current liabilities............    18,397     26,274
  Senior Notes, current portion.............................     5,103     11,366
  Advances under Loan Agreement.............................        --         --
                                                              --------   --------
          Total current liabilities.........................    53,690     65,545
Long-term liabilities:
  Deferred rent and other long-term liabilities.............     7,988      8,701
  Senior Notes..............................................    29,547     16,006
Commitments and contingencies
Stockholders' equity:
  Common stock..............................................       127        127
  Additional paid-in capital................................    37,968     38,236
  Retained earnings.........................................     2,766     12,727
                                                              --------   --------
          Total stockholders' equity........................    40,861     51,090
                                                              --------   --------
          Total liabilities and stockholders' equity........  $132,086   $141,342
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                     PARTY CITY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             SIX MONTHS ENDED                  YEAR ENDED
                                      YEAR ENDED       ----------------------------   ----------------------------
                                   DECEMBER 31, 1998   JUNE 30, 1998   JULY 3, 1999   JULY 1, 2000   JUNE 30, 2001
                                   -----------------   -------------   ------------   ------------   -------------
                                                        (UNAUDITED)
Revenues:
  Net sales......................      $282,923           $92,718        $151,349       $349,722       $380,671
  Royalty fees...................        10,841             4,379           4,907         13,187         14,604
  Franchise fees.................           570               175             253            490            625
                                       --------           -------        --------       --------       --------
          Total revenues.........       294,334            97,272         156,509        363,399        395,900
Expenses:
  Cost of goods sold and
     occupancy costs.............       194,761            65,246         109,858        240,356        252,320
  Company-owned stores operating
     and selling expense.........        73,970            24,111          42,052         83,470         88,128
  Franchise expense..............         4,114             1,803           1,906          4,406          4,937
  General and administrative
     expense.....................        15,939             5,615          15,856         30,399         26,603
                                       --------           -------        --------       --------       --------
          Total expenses.........       288,784            96,775         169,672        358,631        371,988
                                       --------           -------        --------       --------       --------
Income (loss) before interest and
  income taxes...................         5,550               497         (13,163)         4,768         23,912
  Interest expense, net..........         2,636               873           2,378          8,423          7,949
                                       --------           -------        --------       --------       --------
Income (loss) before income
  taxes..........................         2,914              (376)        (15,541)        (3,655)        15,963
  Provision (benefit) for income
     taxes.......................         1,127              (146)         (2,125)        (4,636)         6,002
                                       --------           -------        --------       --------       --------
Net income (loss)................      $  1,787           $  (230)       $(13,416)      $    981       $  9,961
                                       ========           =======        ========       ========       ========
  Basic earnings (loss) per
     share.......................      $   0.14           $ (0.02)       $  (1.08)      $   0.08       $   0.78
                                       ========           =======        ========       ========       ========
     Weighted average shares
       outstanding -- basic......        12,411            12,376          12,455         12,611         12,723
                                       ========           =======        ========       ========       ========
  Diluted earnings (loss) per
     share.......................      $   0.14           $ (0.02)       $  (1.08)      $   0.07       $   0.56
                                       ========           =======        ========       ========       ========
     Weighted average shares
       outstanding -- diluted....        12,704            12,376          12,455         14,283         17,819
                                       ========           =======        ========       ========       ========

          See accompanying notes to consolidated financial statements.

                     PARTY CITY CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                              COMMON STOCK       ADDITIONAL
                                          --------------------    PAID-IN-    RETAINED
                                            SHARES     AMOUNTS    CAPITAL     EARNINGS    TOTAL
                                          ----------   -------   ----------   --------   --------
Balance at January 1, 1998..............  12,300,095    $123      $32,246     $ 13,414   $ 45,783
Exercise of stock options...............     152,274       2          722           --        724
Tax effect of non-qualified options.....          --      --        1,074           --      1,074
Net income..............................          --      --           --        1,787      1,787
                                          ----------    ----      -------     --------   --------
Balance at December 31, 1998............  12,452,369     125       34,042       15,201     49,368
Exercise of stock options...............       3,169      --           33           --         33
Tax effect of non-qualified options.....          --      --          (51)          --        (51)
Net loss................................          --      --           --      (13,416)   (13,416)
                                          ----------    ----      -------     --------   --------
Balance at July 3, 1999.................  12,455,538     125       34,024        1,785     35,934
Issuance of common shares in exchange
  for professional services.............     266,667       2          798           --        800
Tax effect of non-qualified options.....          --      --          (10)          --        (10)
Issuance of warrants in connection with
  Senior Notes..........................          --      --        3,156           --      3,156
Net income..............................          --      --           --          981        981
                                          ----------    ----      -------     --------   --------
Balance at July 1, 2000.................  12,722,205     127       37,968        2,766     40,861
Exercise of stock options...............       1,250      --            4           --          4
Issuance of options as compensation.....          --      --          264           --        264
Net income..............................          --      --                     9,961      9,961
                                          ----------    ----      -------     --------   --------
Balance at June 30, 2001................  12,723,455    $127      $38,236     $ 12,727   $ 51,090
                                          ==========    ====      =======     ========   ========

          See accompanying notes to consolidated financial statements.

                     PARTY CITY CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                YEAR ENDED       ----------------------------
                                             DECEMBER 31, 1998   JUNE 30, 1998   JULY 3, 1999   JULY 1, 2000   JUNE 30, 2001
                                             -----------------   -------------   ------------   ------------   -------------
                                                                  (UNAUDITED)
Cash flow from operating activities:
  Net income (loss)........................      $  1,787          $   (230)       $(13,416)      $    981       $  9,961
  Adjustments to reconcile net income
    (loss) to net cash provided by (used
    in) operating activities:
    Depreciation and amortization..........         6,598             2,730           5,229         10,757         10,431
    Impairment provision...................            --                --             300          1,172          2,275
    Non-cash interest and financing
      costs................................            --                --              --          1,506          1,815
    Deferred rent..........................         2,459             1,024           1,082            978          1,148
    Provision for doubtful accounts........           127                --             204            975            (65)
    Loss (gain) on disposition and sale of
      stores...............................            --                --             234          1,386           (131)
    Deferred tax asset.....................          (933)               (6)         (2,338)        (6,213)         1,543
    Issuance of options as compensation....            --                --              --             --            264
  Changes in assets and liabilities
    Merchandise inventory..................       (15,618)          (11,997)         11,897            186         (6,606)
    Refundable income taxes................            --              (230)         (6,848)         6,084           (702)
    Advance merchandise payments...........            --                --          (9,439)         7,069          1,796
    Other current assets...................        (1,201)           (4,575)         (4,047)        (2,642)         3,580
    Other assets...........................          (639)             (627)            331           (223)          (833)
    Accounts payable.......................         6,919            (2,116)         16,540        (22,417)        (2,284)
    Accrued expenses.......................         1,879            (2,179)            972          4,742          7,965
    Income taxes payable...................        (3,080)           (3,080)             --             --             --
    Other current liabilities..............          (365)             (468)            167          5,299           (176)
    Other long-term liabilities............          (630)               --             (89)          (306)          (326)
                                                 --------          --------        --------       --------       --------
      Net cash provided by (used in)
        operating activities...............        (2,697)          (21,754)            779          9,334         29,655
Cash flow from investment activities:
  Purchases of property and equipment......       (30,638)          (10,598)         (5,970)        (4,109)       (16,305)
  Proceeds from sales of stores............            --                --              --         10,293          1,157
  Stores acquired..........................        (8,456)           (2,234)         (1,963)            --           (516)
                                                 --------          --------        --------       --------       --------
      Net cash provided by (used in)
        investing activities...............       (39,094)          (12,832)         (7,933)         6,184        (15,664)
Cash flow from financing activities:
  Net proceeds from sale of stock..........            --                --              --            800             --
  Proceeds from issuance of (payments on)
    Senior Notes and warrants..............            --                --              --         37,000         (8,103)
  Debt issue costs.........................            --                --              --         (2,278)            --
  Proceeds from exercise of stock
    options................................           724               549              33             --              4
  Tax effect of non-qualified stock
    options................................         1,074                --             (51)           (10)            --
  Net proceeds from (payments on) Credit
    Agreement..............................        43,650            35,891          11,750        (58,550)            --
                                                 --------          --------        --------       --------       --------
Net cash provided by (used in) financing
  activities...............................        45,448            36,440          11,732        (23,038)        (8,099)
                                                 --------          --------        --------       --------       --------
Net increase (decrease) in cash and cash
  equivalents..............................         3,657             1,854           4,578         (7,520)         5,892
Cash and cash equivalents, beginning of
  period...................................         3,235             3,235           6,892         11,470          3,950
                                                 --------          --------        --------       --------       --------
Cash and cash equivalents, end of period...      $  6,892          $  5,089        $ 11,470       $  3,950       $  9,842
                                                 ========          ========        ========       ========       ========
Supplemental disclosure of cash flow
  information:
  Income taxes paid........................      $  3,433          $  3,207        $  2,469       $    653       $  5,315
  Interest paid............................         2,402               469           2,781          5,443          6,648

          See accompanying notes to consolidated financial statements.

                     PARTY CITY CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CONSOLIDATED FINANCIAL STATEMENTS

     Party City Corporation (the "Company") is incorporated in the State of Delaware and operates retail party supplies stores within the continental United States and sells franchises on an individual store and area franchise basis throughout the United States, Puerto Rico, Spain, Portugal and Canada. At September 17, 2001, the Company had 198 Company-owned stores and 272 franchise stores in its network. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Party City Michigan, Inc. All significant intercompany balances and transactions have been eliminated.

     The Company's fiscal year ends on the Saturday nearest June 30. As used herein, the term "Fiscal Year" refers to the 52 or 53 weeks ending the Saturday nearest to June 30, unless otherwise noted.

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

  ADVANCE MERCHANDISE PAYMENTS

     As of June 30, 2001, the Company had $623,000 in deposits with those vendors who required partial advanced payments prior to shipment. At July 1, 2000, the Company had $2.4 million in cash-in-advance payments to facilitate the ordering process for vendors providing limited credit.

  ADVERTISING FUND

     Pursuant to its franchise agreements, the Company collects 1% of the net sales of its franchise stores for contribution into the Advertising Fund (the "Ad Fund"). The Company also contributes 1% of net sales of its owned stores into the Ad Fund. These amounts are restricted in their use for advertising. Receipts and disbursements are not recorded as income or expense since the Company does not have full discretion over the use of the funds. To cover the expenses of fund administration, the Company charges the Ad Fund a management fee equal to 5% of the funds contributed by franchisees. For the year ended December 31, 1998, the six month periods ended June 30, 1998 (unaudited) and July 3, 1999, and the years ended July 1, 2000 and June 30, 2001, Ad Fund management fees of $278,000, $101,000, $139,000, $360,000 and $401,000, respectively, were collected by the Company and credited to general and administrative expense.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets or, where applicable, the terms of the

                     PARTY CITY CORPORATION AND SUBSIDIARY
respective leases, whichever is shorter. The Company uses estimated useful lives of five to seven years for furniture, fixtures and equipment. Capitalized software costs are amortized on a straight-line basis over their estimated lives of three to five years, beginning in the year the assets were placed into service.

     Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements of fixed assets are capitalized after making the necessary adjustments to the asset and accumulated depreciation of the items renewed or replaced.

  IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In evaluating the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and reduces their carrying value by the excess, if any, of the result of such calculation. In fiscal 2001, the Company recorded an impairment charge of $2.3 million related to store registers replaced in the Company's information system initiative. In fiscal 2000 and the 1999 period, the Company recorded an impairment charge of $1.2 million and $300,000 related to long-lived assets in certain underperforming stores, respectively. Management believes at this time that the carrying value and useful life of goodwill and fixed assets continue to be appropriate.

  INTANGIBLES

     Trademarks, which are included in other assets, consist primarily of capitalized legal costs and are being amortized using the straight-line method over the estimated useful lives of the assets. The excess of purchase price over the fair value of the net assets acquired in connection with the purchase of stores ("goodwill") is being amortized on a straight-line basis over 15 years. At July 1, 2000 and June 30, 2001 the cost of goodwill was $18.1 million.

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

     Area franchise sales represent agreements with franchisees to open a specified number of franchises within defined geographic areas and development periods. The Company's policy is to receive a deposit in advance for each of the potential stores, based on its standard initial franchise fee at the time the contract is signed. Upon receipt, the deposit is recorded as deferred revenue. When the Company satisfies its initial obligations to the franchisee and the store is opened, the Company recognizes the deposit as revenue. The Company has opened 261 and 211 franchise stores at June 30, 2001 and July 1, 2000, respectively.

  STORE OPENING COSTS

     New store opening costs are expensed as incurred.

  ADVERTISING COSTS

     The costs associated with store advertising are expensed in the period in which the related promotion and sales occur. Advertising expense was approximately $16.0 million, $4.3 million, $7.4 million, $17.2 million and $17.8 million for the year ended December 31, 1998, the six month periods ended June 30, 1998 (unaudited) and July 3, 1999, and the year ended July 1, 2000 and June 30, 2001, respectively.

  EFFECT OF NEW ACCOUNTING STANDARDS

     Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, should be classified as revenue. The adoption of this statement does not have an impact on the consolidated financial statements.

                     PARTY CITY CORPORATION AND SUBSIDIARY

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

     SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). The Company believes that the adoption of this statement will not have an impact on the consolidated financial statements.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is evaluating the impact of adopting these pronouncements on the consolidated financial statements. The amortization of goodwill for the year ended June 30, 2001 was $1.2 million.

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

  CONCENTRATION

     The Company has three suppliers who in the aggregate constituted approximately 38% of the Company's purchases for the year ended June 30, 2001. The loss of any of these suppliers would adversely affect the Company's operations.

  RECLASSIFICATIONS

     Certain reclassifications have been made to the consolidated financial statements in prior periods to conform to the current period presentation.

2.  ACQUISITIONS AND DISPOSITION OF STORES

     In June 1999, one store with a net book value of approximately $400,000, was sold to a franchisee for $370,000. In the first quarter of Fiscal Year 2000, an additional 17 stores with a net book value of $9.4 million,

                     PARTY CITY CORPORATION AND SUBSIDIARY
were sold to franchisees for total proceeds of approximately $9.5 million. In connection with the sales, normal royalty fees were waived for negotiated periods up to five years. The net proceeds from the sale of stores was used to pay down the outstanding borrowings under the Credit Agreement. Losses of $1.4 million and deferred royalty income of $1.1 million were recognized on the sales of the stores in Fiscal Year 2000. In Fiscal 2000, the Company sold an additional store to a franchisee and recognized a gain of $75,000. The losses were included in general and administrative expenses in the consolidated statement of operations. See Note 12 -- Related Party Transactions. In October 2000, the Company signed an agreement with The Party Supermarket, Inc. ("Party Supermarket") whereby Party Supermarket would become a franchisee. Under that agreement, Party Supermarket purchased three stores in Florida from the Company for approximately $1.2 million. A gain of $131,000 was recorded by the Company on this sale.

3.  OTHER CURRENT ASSETS, NET

     Other current assets consist of the following (in thousands):

                                                              JULY 1,   JUNE 30,
                                                               2000       2001
                                                              -------   --------
Restricted cash from advertising fund.......................  $ 1,495   $ 1,476
Receivables from franchisees:
  Royalty fees..............................................    1,818     1,934
  Other.....................................................      706       316
Prepaid expenses and other current assets...................   11,282     8,659
                                                              -------   -------
                                                               15,301    12,385
Less: Allowance for doubtful accounts.......................     (917)     (852)
                                                              -------   -------
                                                              $14,384   $11,533
                                                              =======   =======

4.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                              JULY 1,    JUNE 30,
                                                                2000       2001
                                                              --------   --------
Equipment...................................................  $ 26,506   $ 35,852
Furniture...................................................    22,190     22,060
Leasehold improvements......................................    14,949     16,689
                                                              --------   --------
                                                                63,645     74,601
Less: accumulated depreciation..............................   (22,198)   (28,250)
                                                              --------   --------
                                                              $ 41,447   $ 46,351
                                                              ========   ========

5.  OTHER ASSETS

     Other assets consist of the following (in thousands):

                                                              JULY 1,   JUNE 30,
                                                               2000       2001
                                                              -------   --------
Deferred income taxes.......................................  $4,462     $5,097
Loan commitment fees and other..............................   2,574      2,417
                                                              ------     ------
                                                              $7,036     $7,514
                                                              ======     ======

                     PARTY CITY CORPORATION AND SUBSIDIARY

6.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following (in thousands):

                                                              JULY 1,   JUNE 30,
                                                               2000       2001
                                                              -------   --------
Accrued compensation........................................  $ 3,422   $ 6,896
Sales and use taxes.........................................    1,402     1,681
Other.......................................................   13,573    17,697
                                                              -------   -------
                                                              $18,397   $26,274
                                                              =======   =======

7.  FINANCING AGREEMENTS

     As of June 30, 2001, the Company had no balance outstanding under its Loan and Security Agreement dated January 14, 2000 (the "Loan Agreement"), with Congress Financial Corporation. Under the terms of the Loan Agreement, the Company may from time to time borrow, based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company's option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was 2.75% per annum (subject to possible reduction to an interest rate as low as 2.25% from and after June 30, 2001, based on the Company's pre-tax income and excess availability) or (ii) at the rate of 3/4% per annum above the prime rate, totaling 7.75% at June 30, 2001. The term of the Loan Agreement is three years with yearly renewals thereafter and is secured by a lien on substantially all of the assets of the Company. At September 17, 2001, there was $4.4 million outstanding and $35.6 million available to be borrowed under the Loan Agreement.

     On August 17, 1999, the Company received $30 million in financing from the Investors, who purchased senior secured notes and warrants pursuant to the Securities Purchase Agreement. Under the Purchase Agreement, the Company issued
(i) $10 million of its 12.5% Secured Notes due 2003 (the "A Notes"); (ii) $5 million of its 13.0% Secured Notes due 2003 (the "B Notes"); (iii) $5 million of its 13.0% Secured Notes due 2002 (the "C Notes"); (iv) $10 million of its 14.0% Secured Notes due 2004 (the "D Notes" and, together with the A Notes, the B Notes and the C Notes, the "Notes"); and (v) warrants (the "Warrants") to purchase 6,880,000 shares of the Company's common stock at an initial exercise price of $3.00 per share. The Warrants were valued at $2.0 million based on management's estimate using certain fair value methodologies and represent an original issue discount to the C Notes and D Notes. The Notes are secured by a junior lien on substantially all of the Company's assets. The Company issued the Warrants in connection with the sale of the C Notes and the D Notes. The Warrants may be exercised on or before the close of business on August 16, 2006. The shares of common stock reserved for issuance under the Warrants represented approximately 35% of the shares of common stock outstanding at the time of issuance after giving effect to the full exercise of the Warrants. The proceeds from the $30 million in new financing were used for the purchase of seasonal inventory, the payment of amounts due under the Company's previous Credit Agreement, certain transaction fees and working capital.

     Pursuant to the First Amendment, on January 14, 2000, the Company received $7 million in cash proceeds from the sale to certain of the Investors (the "Investor Group") of a new series of senior secured notes. Under the First Amendment, the Company issued $7 million in aggregate principal amount of its 14.0% Secured Notes due 2002 (the "E Notes"). The E Notes are secured by a lien on substantially all of the Company's assets. Under the terms of the First Amendment, the interest rate on the A Notes, the B Notes, the C Notes and the D Notes was increased by 4.5%. The Investor Group, together with the Investors and Congress, entered into an intercreditor agreement. In consideration for waivers and forbearances granted by the Investors to various defaults under the terms of the Company's A Notes, B Notes, C Notes and D Notes, the Company also agreed to amend and restate the terms of the Warrants held by the Investors to acquire 6,880,000 shares of the Company's common stock. The amended and restated warrants (the "Amended Warrants") provide for an exercise price of $1.07 per share and were issued upon surrender of the Warrants,

                     PARTY CITY CORPORATION AND SUBSIDIARY
which had an exercise price of $3.00 per share. The Amended Warrants were valued at $3.2 million based on management's estimate using certain fair value methodologies and represent an original issue discount to the C Notes and D Notes. This discount is being amortized using the effective interest method. The effective yield is 28.6% and 28.9% on the C Notes and D Notes, respectively.

     As of June 30, 2001, the Company had approximately $29.5 million in notes payable to investors. The Company made a required payment of $5.1 million due on these notes in January 2001. An additional $3.0 million (due in January 2002) was prepaid in June 2001. The Company expensed approximately $100,000 in the write-off of debt-issue costs, included in interest expense, related to this prepayment.

     The Company was in violation of a covenant under the Securities Purchase Agreements (as amended) related to the amount of capital expenditures during the fiscal year ended June 30, 2001. The Company exceeded the capital expenditures limit primarily because of additional costs related to expanded functionality in the merchandise management system to be implemented in Fiscal Year 2002. The Company received a waiver from the Investors for this violation.

     The amounts of each Note outstanding are as follows:

                                                                     JULY 1,   JUNE 30,
NOTE                                       DESCRIPTION                2000       2001
----                           -----------------------------------   -------   --------
Series A                       12.5% Secured Notes due 2003          $10,207   $  5,104
Series B                       13.0% Secured Notes due 2003            5,103      5,103
Series C                       13.0% Secured Notes due 2002            5,103      5,103
Series D                       14.0% Secured Notes due 2004           10,207     10,207
Series E                       14.0% Senior Secured Notes due 2002     7,000      4,000
                                                                     -------   --------
                                                                      37,620     29,517
                               Unamortized debt discount              (2,970)    (2,145)
                               Less: Current portion, net of debt
                               discount                               (5,103)   (11,366)
                                                                     -------   --------
                                                                     $29,547   $ 16,006
                                                                     =======   ========

     As of June 30, 2001, the aggregate maturities of Senior Notes are due as follows:


January 2002................................................  $11,655
January 2003................................................    7,655
January 2004................................................   10,207
                                                              -------
                                                               29,517
Less: Unamortized debt discount.............................   (2,145)
                                                              -------
                                                              $27,372
                                                              =======

                     PARTY CITY CORPORATION AND SUBSIDIARY

8.  EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

                                                        SIX MONTHS ENDED            YEAR ENDED
                                      YEAR ENDED    ------------------------   ---------------------
                                     DECEMBER 31,    JUNE 30,      JULY 3,      JULY 1,     JUNE 30,
                                         1998          1998          1999         2000        2001
                                     ------------   -----------   ----------   ----------   --------
                                                    (UNAUDITED)
Net income (loss)..................    $  1,787      $   (230)    $  (13,416)  $      981   $  9,961
Average shares outstanding.........      12,411        12,376         12,455       12,611     12,723
Earnings (loss) per
  share -- basic...................    $   0.14      $  (0.02)    $    (1.08)  $     0.08   $   0.78
Dilutive effect of stock options...         293            (a)            (a)          13        244
Dilutive effect of warrants........          --            --             --        1,659      4,852
Average common and common
  equivalent shares outstanding....      12,704        12,376         12,455       14,283     17,819
Earnings (loss) per
  share -- diluted.................    $   0.14      $  (0.02)    $    (1.08)  $     0.07   $   0.56
Options excluded from dilutive
  calculation......................     134,000       973,976      1,026,826    1,150,064    907,794

---------------

(a) In periods with losses, options were excluded from the computation of diluted earnings per share because they would be antidilutive.

     Options to purchase common shares at prices ranging from $1.67 to $30.50 per share were outstanding but were not included in the computation of dilutive earnings per share because to do so would have been anti-dilutive for the periods presented.

9.  STOCKHOLDERS' EQUITY AND STOCK OPTIONS

     The Company has 25,000,000 shares authorized of its $.01 par value common stock. Shares issued and outstanding were 12,722,205, and 12,723,455 at July 1, 2000 and June 30, 2001, respectively.

     On October 19, 1999, the Company's board of directors adopted the Company's 1999 Stock Incentive Plan ("1999 Plan"). This adoption was approved by the company's stockholders on November 15, 1999. A total of 500,000 shares of the Company's common stock were reserved for issuance under the 1999 Plan.

     On October 5, 2000, the Board approved an amendment and restatement of the 1999 Plan, increasing the number of shares of common stock reserved for issuance thereunder from 500,000 to 2,000,000. This adoption was approved by the Company's stockholders on November 15, 2000. A total of 2,000,000 shares are reserved for issuance under the 1999 Plan.

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

     The 1999 Plan provides for the grants of options and restricted stock and other stock-based awards as the compensation committee of the board of directors may from time to time deem appropriate. Such awards include stock appreciation rights, phantom stock awards, bargain purchase of stock and stock bonuses. Vesting and other terms of stock options awarded are set out in the agreements between the Company and the individuals receiving such awards. The exercise price of the options is determined by the compensation committee at the time of grant and will not be less than the fair market value of the Company's common stock

                     PARTY CITY CORPORATION AND SUBSIDIARY
on the date of grant. Options granted under the 1999 Plan vest over four to seven years from date of grant, and expire in ten years.

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

     During Fiscal 2001, the Company established a Management Stock Purchase Plan ("MSPP"). The MSPP is designed to provide a means through which the Company may attract highly qualified persons to enter into and remain in the employ of the Company. In addition, the MSPP provides a means whereby employees of the Company can defer a portion of their compensation to be used to acquire and maintain ownership of the Company's common stock, thereby strengthening their commitment to the welfare of the Company and promoting an identity of interest among Company stockholders and these employees. The amount deferred by the individual is held in restricted stock units. These restricted stock units are purchased at a discount of 20% or 25% depending on the amount of the individual deferral from the average price of Company's common stock on the determination date. Such discounts vest at the end of three years after the determination date. The amortization of the discount is charged to compensation expense over the three-year period. There was no compensation expense attributable to fiscal 2001 for the MSPP.

     During Fiscal 2001, the Company established an Employee Stock Purchase Plan ("ESPP"). The ESPP provides employees of the Company with an opportunity to purchase shares of the Company's commons stock at a discount of 15% through accumulated payroll deductions. It is the intention of the Company to have this plan qualify as an " Employee Stock Purchase Plan" under Section 423 of the Code.

                     PARTY CITY CORPORATION AND SUBSIDIARY

     The following tables summarize information about stock option transactions for the 1999 and 1994 Plan:

                                                                             WEIGHTED
                                                              NUMBER     AVERAGE EXERCISE
                                                             OF SHARES        PRICE
                                                             ---------   ----------------
Balance at December 31, 1997...............................    997,025        $10.51
Granted....................................................    453,000         19.73
Exercised..................................................   (152,274)         4.75
Canceled...................................................   (203,000)        20.37
                                                             ---------        ------
Balance at December 31, 1998...............................  1,094,751         13.30
Granted....................................................     74,500          5.38
Exercised..................................................     (3,175)        10.41
Canceled...................................................   (139,250)        15.25
                                                             ---------
Balance at July 3, 1999....................................  1,026,826         12.47
Granted....................................................    780,250          2.28
Canceled...................................................   (285,950)        12.23
                                                             ---------
Balance at July 1, 2000....................................  1,521,126          7.29
Granted....................................................    398,000          4.14
Exercised..................................................     (1,250)         3.00
Canceled...................................................   (266,500)         8.62
                                                             ---------
Balance at June 30, 2001...................................  1,651,376          6.29
                                                             =========
Options Exercisable at:
December 31, 1997..........................................    244,650          7.82
December 31, 1998..........................................    352,251         10.55
July 3, 1999...............................................    448,701         11.10
July 1, 2000...............................................    559,123         11.34
June 30, 2001..............................................    839,316          8.49

                                                 OPTIONS OUTSTANDING
                                       ---------------------------------------      OPTIONS EXERCISABLE
                                                         WEIGHTED                -------------------------
                                                          AVERAGE     WEIGHTED                    WEIGHTED
                                           NUMBER        REMAINING    AVERAGE        NUMBER       AVERAGE
                                       OUTSTANDING AT   CONTRACTUAL   EXERCISE   EXERCISABLE AT   EXERCISE
RANGE OF EXERCISE PRICES               JUNE 30, 2001       LIFE        PRICE     JULY 30, 2001     PRICE
------------------------               --------------   -----------   --------   --------------   --------
$1.71 to $2.00                             476,000         8.45        $ 1.99       174,832        $ 1.99
$2.25 to $3.40                             359,875         8.86          3.14        64,194          3.05
$3.49 to $9.94                             357,150         8.31          5.43       231,358          6.02
$10.00 to $13.94                           303,976         5.72         10.58       232,976         10.49
14.33 to $32.50                            154,375         6.60         20.45       135,956         20.21
                                         ---------         ----        ------       -------        ------
$1.71 to $32.50                          1,651,376         7.83        $ 6.29       839,316        $ 8.49

     The Company measures compensation cost under APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized in connection with the 1999 and 1994 Plan in the accompanying consolidated financial statements. In accordance with SFAS No. 123, "Accounting

                     PARTY CITY CORPORATION AND SUBSIDIARY
for Stock-Based Compensation," the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for grants in the respective periods:

                                                          SIX MONTHS ENDED            YEAR ENDED
                                         YEAR ENDED    -----------------------   ---------------------
                                        DECEMBER 31,    JUNE 30,      JULY 3,     JULY 1,    JUNE 30,
                                            1998          1998         1999        2000        2001
                                        ------------   -----------   ---------   ---------   ---------
                                                       (UNAUDITED)
Expected volatility...................        100%           100%         120%        137%         97%
Expected lives........................   5.0 years      5.0 years    5.0 years   5.0 years   4.0 years
Risk-free interest rate...............        5.2%           5.2%         5.5%        6.2%        4.3%
Expected dividend yield...............          0%             0%           0%          0%          0%

     Set forth below are the Company's net income (loss) and earnings (loss) per share presented "as reported" and pro forma as if compensation cost had been recognized in accordance with the provisions of SFAS No. 123 (in thousands, except per share data):

                                                             SIX MONTHS ENDED          YEAR ENDED
                                            YEAR ENDED    ----------------------   ------------------
                                           DECEMBER 31,    JUNE 30,     JULY 3,    JULY 1,   JUNE 30,
                                               1998          1998         1999      2000       2001
                                           ------------   -----------   --------   -------   --------
                                                          (UNAUDITED)
Net income (loss):
  As reported............................     $1,787        $ (230)     $(13,416)  $  981     $9,961
  Pro-forma..............................        174          (963)      (14,252)    (383)     8,895
Basic earnings (loss) per share:
  As reported............................     $ 0.14        $(0.02)     $  (1.08)  $ 0.08     $ 0.78
  Pro-forma..............................       0.01         (0.08)        (1.14)   (0.03)      0.70
Diluted earnings (loss) per share:
  As reported............................     $ 0.14        $(0.02)     $  (1.08)  $ 0.07     $ 0.56
  Pro-forma..............................       0.01         (0.08)        (1.14)   (0.03)      0.50

10.  INCOME TAXES

     The provision for income tax expense (benefit) consists of the following (in thousands):

                                                            SIX MONTHS ENDED          YEAR ENDED
                                            YEAR ENDED    ---------------------   ------------------
                                           DECEMBER 31,    JUNE 30,     JULY 3,   JULY 1,   JUNE 30,
                                               1998          1998        1999      2000       2001
                                           ------------   -----------   -------   -------   --------
                                                          (UNAUDITED)
Current:
  Federal................................     $1,721         $(127)     $   310   $ 1,575    $3,720
  State..................................        339           (13)         (97)        2       470
  Foreign................................         --            --           --        --       269
                                              ------         -----      -------   -------    ------
                                               2,060          (140)         213     1,577     4,459
Deferred:
  Federal................................       (796)           (6)      (2,642)   (4,787)    1,154
  State..................................       (137)           --          304    (1,426)      389
                                              ------         -----      -------   -------    ------
                                                (933)           (6)      (2,338)   (6,213)    1,543
                                              ------         -----      -------   -------    ------
                                              $1,127         $(146)     $(2,125)  $(4,636)   $6,002
                                              ======         =====      =======   =======    ======

                     PARTY CITY CORPORATION AND SUBSIDIARY

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. In the six month period ended July 3, 1999, the Company recorded a valuation allowance on certain of the Company's deferred tax assets due to uncertainties associated with generating taxable income needed to recover such assets. As of July 1, 2000, the Company recognized $3.7 million related to the reversal of such valuation reserves because the Company believed it was more likely than not that such deferred tax assets would be recognized.

     Significant components of the net deferred tax asset at July 1, 2000 and June 30, 2001 are as follows (in thousands):

                                                              JULY 1,   JUNE 30,
                                                               2000       2001
                                                              -------   --------
Current:
  Inventory.................................................  $ 2,813   $ 2,861
  Vacation pay accrual......................................      188       457
  Reserves not currently deductible.........................      608       797
  Amortization of goodwill..................................      115        --
  Part year federal net operating loss......................    3,012        --
  Deferred state taxes......................................     (760)     (317)
                                                              -------   -------
     Net current deferred tax asset.........................  $ 5,976   $ 3,798
                                                              =======   =======
Non-current:
  Deferred rent.............................................  $ 2,991   $ 3,307
  Start-up costs............................................     (294)     (348)
  Property and equipment....................................   (2,005)   (2,023)
  Deferred state taxes......................................      298        --
  Foreign tax credit........................................      202       440
  Other liabilities.........................................      438     1,790
  Part year federal and state net operating loss............    2,525     1,309
  AMT credit................................................      509       622
  Valuation allowance.......................................     (202)       --
                                                              -------   -------
     Non-current deferred tax asset.........................  $ 4,462   $ 5,097
                                                              =======   =======

                     PARTY CITY CORPORATION AND SUBSIDIARY

     The following table reconciles the statutory Federal income tax rate with the effective rate of the Company for the periods ended:

                                                               SIX MONTHS ENDED          YEAR ENDED
                                               YEAR ENDED    ---------------------   ------------------
                                              DECEMBER 30,    JUNE 30,     JULY 3,   JULY 1,   JUNE 30,
                                                  1998          1998        1999      2000       2001
                                              ------------   -----------   -------   -------   --------
                                                             (UNAUDITED)
Federal statutory rate/(benefit)............     34.0%          (34.0)%     (34.0)%   (34.0)%    34.0%
State income taxes net of federal benefit...       5.4           (3.6)       (3.6)      4.0       3.6
Valuation allowance.........................        --             --        25.4    (102.4)     (1.3)
Foreign tax.................................        --             --          --       1.9        --
Other.......................................      (0.7)          (1.2)       (1.5)      3.7       1.3
                                                  ----          -----       -----    ------      ----
Effective tax rate/(benefit)................     38.7%          (38.8)%     (13.7)%  (126.8)%    37.6%
                                                  ====          =====       =====    ======      ====

11.  EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution 401(k) savings plan (the "401(k) Plan") covering all eligible employees. Participants may defer between 1% and 15% of annual pre-tax compensation subject to statutory limitations. The Company contributes an amount as determined by the Board of Directors. Such amount has been established as 50% of the employee's contribution up to $1,000.

     For the year ended December 31, 1998, the six months ended June 30, 1998 (unaudited) and July 3, 1999, and the years ended July 1, 2000 and June 30, 2001, matching contributions of $121,000, $50,000, $107,000, $232,000 and
$300,000, respectively, were expensed under the 401(k) Plan.

12.  RELATED PARTY TRANSACTIONS

     In June 1999, Steven Mandell, the former president of the Company and a major stockholder granted an option to acquire 1,000,000 shares of the shareholder's common stock to Jack Futterman, then the Company's chief executive officer and current member of the Board of Directors. The option vested immediately and has an exercise price of $3.00 a share, the fair value of the common stock at date of grant. The option expires in June 2004.

     On November 2, 1999, the Company's non-executive chairman of the board purchased $167,000 of the Company's 13.0% Secured Notes due 2002, $333,000 of the Company's 14.0% Secured Notes due 2004, and Warrants to purchase 229,333 shares of the Company's stock from one of the Investors for a total purchase price of $498,000. For the years ended July 1, 2000 and June 30, 2001, the Company paid $72,000 and $93,000 of interest related to these Notes, respectively.

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

     On June 22, 2001, the Company granted options on 90,000 shares of the Company's common stock to Ralph Dillon's (the Company's non-executive chairman of the board of directors) in compensation for his services to the Company. These options were granted at $6.25 per share and vested immediately. In addition, future grants of 50,000 shares will be made in January 2002, July 2002 and January 2003 at the fair market value of the Company's common stock on the date of grant. All options will be vested at grant date. These grants will be made providing that Mr. Dillon remains the non-executive chairman of the board of directors of the Company and certain other requirements are met. For the year ended June 30, 2001, $264,000 was charged to operations as compensation expense.

                     PARTY CITY CORPORATION AND SUBSIDIARY

13.  LEASE COMMITMENTS

  LEASES

     The Company leases real estate in connection with the operation of corporate retail stores as well as its corporate office. The store leases are for properties ranging in size from 6,750 to 15,560 square feet. The terms range from five years to twenty years, and expire by 2016. The leases contain escalation clauses, renewal options from five years to ten years and obligations for reimbursement of common area maintenance and real estate taxes. Certain leases contain contingent rent based upon specified sales volume. For the year ended December 31, 1998 the six months ended June 30, 1998 (unaudited) and July 3, 1999, and the years ended July 1, 2000 and June 30, 2001, no such contingent rent was paid.

     At June 30, 2001, the Company leased 31 motor vehicles, primarily for its district managers and regional management. The terms range from 24 to 36 months, and expire through June 2004.

     The Company entered into a five-year capital lease with a present value of approximately $1.6 million for computer hardware and software. The Company has the option to purchase the equipment for a nominal cost at the termination of the lease. The leased hardware is included in property and equipment at a net book value of approximately $420,000 at June 30, 2001. The leased software has been fully depreciated.

     Future minimum lease payments under outstanding leases at June 30, 2001, are as follows (in thousands):

                                                              CAPITAL   OPERATING
                                                               LEASE     LEASES
                                                              -------   ---------
Fiscal year ending:
2002........................................................   $369     $ 36,060
2003........................................................     34       34,924
2004........................................................     22       33,984
2005........................................................     --       32,688
2006........................................................     --       31,337
Thereafter..................................................     --       66,252
                                                               ----     --------
Total minimum lease payments................................    425     $235,245
                                                                        ========
Less amount representing interest...........................    (11)
                                                               ----
Present value of net minimum lease payments.................    414
Less current maturities, included in other current
  liabilities...............................................    360
                                                               ----
Long-term obligation........................................   $ 54
                                                               ====

     Rent expense for all operating leases was $27.3 million, $11.1 million, $19.3 million, $35.0 million, and $35.1 million for the year ended December 31, 1998, the six months ended June 30, 1998 (unaudited) and July 3, 1999, and the years ended July 1, 2000, and June 30, 2001, respectively. The Company is obligated for guarantees, subleases or assigned lease obligations for 29 of its franchisees through 2011. The aggregate future minimum payments under these leases are approximately $34.4 million.

14.  COMMITMENTS AND CONTINGENCIES

  SECURITIES LITIGATION

     The Company has been named as a defendant in twelve class action complaints. The Company's former Chief Executive Officer and the former Chief Financial Officer and Executive Vice President of Operations have also been named as defendants. The complaints have all been filed in the United States District Court for

                     PARTY CITY CORPORATION AND SUBSIDIARY
the District of New Jersey. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 1998 and March 19, 1999. In October 1999, plaintiffs filed an amended class action complaint and in February 2000, plaintiffs filed a second amended class action complaint.

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

     In early 2000, defendants moved to dismiss the second amended complaint on the ground that it failed to state a cause of action. On May 29, 2001 the District Court issued an Opinion and Order dismissing the Complaint against all defendants with prejudice. On June 27, 2001 plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit. Because this case is in the early stages of the appeal process, no opinion can be expressed as to its likely final outcome.

  OTHER

     On April 23, 1999, plaintiff Emil Asch, Inc. ("Emil Asch") filed a complaint in the United States District Court for the Eastern District of New York against the Company and co-defendants Amscan, Inc., Hallmark, Inc., and Rubie's Costume. The complaint alleged violations of the Robinson-Patman Act (price discrimination), unfair competition, tortious interference with contractual relations, and false and deceptive advertising. Plaintiff sought damages of $2 million, as well as treble and punitive damages for certain counts. On February 3, 2000, Emil Asch amended its complaint by adding an additional plaintiff to the suit. The Company has settled the case and, in May 2001, the court approved a stipulation entered into by the plaintiffs and the Company dismissing the case.

     In addition to the foregoing, the Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company is aware of no other material existing or threatened litigation to which it is or may be a party.

                     PARTY CITY CORPORATION AND SUBSIDIARY

15.  SEGMENT INFORMATION

     The Company owns, operates and franchises party supplies stores in North America and, to a limited extent in Europe. The Company's management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pre-tax operating profit of each segment. Accordingly, the Company reports two segments -- retail and franchising. The retail segment generates revenue through the sale of primarily third-party branded party goods through Company-owned stores. The franchising segment generates revenue through the charge for initial franchise fees and a royalty on retail sales. The accounting policies are described in the summary of significant accounting policies. The Company has no intersegment sales. No single customer accounts for 10% or more of total revenues. Revenues from Europe were not significant in all periods presented. All assets of the Company are located in North America.

     The following table contains key financial information of the Company's business segments (in thousands):

                                       YEAR ENDED             SIX MONTHS ENDED                  YEAR ENDED
                                    -----------------   ----------------------------   ----------------------------
                                    DECEMBER 31, 1998   JUNE 30, 1998   JULY 3, 1999   JULY 1, 2000   JUNE 30, 2001
                                    -----------------   -------------   ------------   ------------   -------------
                                                         (UNAUDITED)
RETAIL:
Net revenue.......................      $282,923          $ 92,718        $151,349       $349,722       $380,671
Operating earnings (loss).........        14,192             3,361            (561)        25,896         40,223
Identifiable assets...............       133,435           112,727         150,232        121,190        122,804
Depreciation/amortization.........         5,721             2,368           3,771          8,351          8,086
Capital expenditures..............        32,845            10,924           6,623          1,728          6,597
FRANCHISING:
Net revenue.......................      $ 11,411          $  4,554        $  5,160       $ 13,677       $ 15,229
Operating earnings................         7,297             2,751           3,254          9,271         10,292
Identifiable assets...............         1,996             1,674           2,101          1,607          1,398
Depreciation/amortization.........            --                --              --             --             --
Capital expenditures..............            --                --              --             --             --
CORPORATE/OTHER:
Net revenue.......................      $     --          $     --        $     --       $     --       $     --
Operating expense.................       (15,939)           (5,615)        (15,856)       (30,399)       (26,603)
Identifiable assets...............         8,601             4,767           8,986          9,289         17,140
Depreciation/amortization.........           877               362           1,458          2,406          2,345
Capital expenditures..............         6,249             1,908           1,310          2,589         10,121
CONSOLIDATED TOTALS:
Net revenue.......................      $294,334          $ 97,272        $156,509       $363,399       $395,900
Operating earnings (loss).........         5,550               497         (13,163)         4,768         23,912
Interest expense, net.............         2,636               873           2,378          8,423          7,949
                                        --------          --------        --------       --------       --------
Income (loss) before income taxes
  (benefit).......................         2,914              (376)        (15,541)        (3,655)        15,963
Income taxes (benefit)............         1,127              (146)         (2,125)        (4,636)         6,002
                                        --------          --------        --------       --------       --------
Net income (loss).................      $  1,787          $   (230)       $(13,416)      $    981       $  9,961
                                        ========          ========        ========       ========       ========
Identifiable assets...............      $144,032          $119,168        $161,319       $132,086       $141,342
Depreciation/amortization.........         6,598             2,730           5,229         10,757         10,431
Capital expenditures..............        39,094            12,832           7,933          4,317         16,718

                     PARTY CITY CORPORATION AND SUBSIDIARY

16.  SELECTED QUARTERLY INFORMATION (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE
DATA)

                                                                    QUARTER ENDED
                                                       ----------------------------------------
                                                       SEPTEMBER   DECEMBER    MARCH     JUNE
                                                       ---------   --------   -------   -------
YEAR ENDED JULY 1, 2000
Total revenues.......................................   $70,451    $136,046   $68,872   $88,030
Cost of goods sold and occupancy costs...............    50,717      79,733    49,669    60,237
Net income (loss)....................................   (12,259)     21,238    (8,624)      626
Basic earnings (loss) per share......................     (0.98)       1.69     (0.68)     0.05
Diluted earnings (loss) per share....................     (0.98)       1.69     (0.68)     0.04
YEAR ENDED JUNE 30, 2001
Total revenues.......................................   $80,088    $143,682   $77,209   $94,921
Cost of goods sold and occupancy costs...............    55,462      83,428    53,364    60,066
Net income (loss)....................................    (2,351)     13,911    (3,527)    1,928
Basic earnings (loss) per share......................     (0.18)       1.09     (0.28)     0.15
Diluted earnings (loss) per share....................     (0.18)       0.78     (0.28)     0.11