Form 10-Q
period 2001-09-29
PARTY CITY CORP
filed 2001-11-13
CIK 1005972

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001	COMMISSION FILE NUMBER 0-27826

PARTY CITY CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or other jurisdiction of incorporation or organization)	22—3033692 (I.R.S. Employer Identification No.)

400 COMMONS WAY ROCKAWAY, NEW JERSEY (Address of Principal Executive Offices)	07866 (Zip Code)

973-983-0888
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:      No:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of November 8, 2001, there were outstanding 13,000,017 shares of
Common Stock, $.01 par value.

PARTY CITY CORPORATION AND SUBSIDIARY

INDEX

Page No.

Part I.	Financial Information

Item 1.	Consolidated Financial Statements

Condensed Consolidated Balance Sheets – September 29, 2001 (Unaudited), September 30, 2000 (Unaudited) and June 30, 2001

Condensed Consolidated Statements of Operations (Unaudited) – For the quarters ended September 29, 2001 and September 30, 2000

Condensed Consolidated Statements of Cash Flows (Unaudited) – For the quarters ended September 29, 2001 and September 30, 2000

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Under Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Exhibit Index

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 29, 2001	September 30, 2000	June 30, 2001

	(Unaudited)	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$5,095	$8,211	$9,842

Merchandise inventory	77,584	72,827	48,034

Deferred income taxes	6,278	5,976	3,798

Other current assets	15,578	18,686	12,156

Total current assets	104,535	105,700	73,830

Property and equipment, net	47,226	41,280	46,351

Goodwill, net	14,150	14,553	13,647

Other assets	6,149	6,932	7,514

Total assets	$172,060	$168,465	$141,342

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$54,702	$52,432	$27,905

Accrued expenses	27,082	19,971	26,274

Advances under Loan Agreement	5,424	14,573	–

Senior Notes, current portion	10,484	5,103	11,366

Total current liabilities	97,692	92,079	65,545

Long-term liabilities:

Deferred rent and other long-term liabilities	9,422	8,144	8,701

Senior Notes	16,133	29,732	16,006

Commitments and contingencies

Stockholders’ equity:

Common stock	132	127	127

Additional paid-in capital	38,386	37,968	38,236

Retained earnings	10,941	415	12,727

Treasury stock, at cost (100,000 shares)	(646)	––	––

Total stockholders’ equity	48,813	38,510	51,090

Total liabilities and stockholders’ equity	$172,060	$168,465	$141,342

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Quarter ended

	September 29,	September 30,
	2001	2000

	(Unaudited)

Revenues:

Net sales	$80,795	$76,853

Royalty fees	3,246	2,809

Franchise fees	343	426

Total revenues	84,384	80,088

Expenses:

Cost of goods sold and occupancy costs	57,667	55,462

Company-owned stores operating and selling expense	20,228	19,749

Franchise expense	1,547	1,254

General and administrative expense	6,164	5,177

Total expenses	85,606	81,642

Loss before interest and income taxes	(1,222)	(1,554)

Interest expense, net	1,755	2,282

Loss before income taxes	(2,977)	(3,836)

Provision for income tax benefit	(1,191)	(1,485)

Net loss	$(1,786)	$(2,351)

Basic and diluted loss per share	$(0.14)	$(0.18)

Weighted average shares outstanding – basic and diluted	12,753	12,722

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Quarter ended

	September 29,	September 30,
	2001	2000

	(Unaudited)
Cash flow from operating activities:

Net loss	$(1,786)	$(2,351)

Adjustment to reconcile net loss to net cash used in operating activities

Depreciation and amortization	2,825	2,534

Deferred taxes	(1,301)	––

Non-cash interest	428	414

Deferred rent	721	156

Issuance of options as compensation	79	––

Provision for doubtful accounts	30	92

Changes in assets and liabilities

Merchandise inventory	(29,253)	(30,541)

Other current assets	(3,452)	(2,013)

Other assets	2	(125)

Accounts payable and accrued expenses	27,606	23,815

Net cash used in operating activities	(4,101)	(8,019)

Cash flow from investment activities

Purchases of property and equipment	(3,602)	(1,777)

Stores acquired from franchisees	(897)	(516)

Net cash used in investment activities	(4,499)	(2,293)

Cash flow provided from financing activities

Net proceeds from Loan Agreement	5,424	14,573

Payments of Senior Notes	(1,000)	––

Purchase of treasury stock	(646)	––

Proceeds from exercise of stock options	75	––

Net cash provided from financing activities	3,853	14,573

Net (decrease) increase in cash and cash equivalents	(4,747)	4,261

Cash and cash equivalents, beginning of period	9,842	3,950

Cash and cash equivalents, end of period	$5,095	$8,211

Supplemental disclosure of cash flow information

Income taxes paid	$301	$1,053

Interest paid	1,400	1,533

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

         The condensed consolidated financial statements, except for the June 30, 2001 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 29, 2001 and September 30, 2000 and the results of operations and cash flows for the quarters ended September 29, 2001 and September 30, 2000. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.

         These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 30, 2001, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The June 30, 2001 consolidated balance sheet amounts derive from the Company’s audited consolidated financial statements.

2.     SECURITIES LITIGATION

         The Company has been named as a defendant in twelve class action complaints. The Company’s former Chief Executive Officer and the former Chief Financial Officer and Executive Vice President of Operations have also been named as defendants. The complaints have all been filed in the United States District Court for the District of New Jersey. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 1998 and March 19, 1999. In October 1999, plaintiffs filed an amended class action complaint and in February 2000, plaintiffs filed a second amended complaint.

         The second amended complaint alleges, among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks unspecified damages. The plaintiffs allege that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition, adequacy of internal controls and compliance with certain loan covenants. The plaintiffs further allege that because of the issuance of a series of false and misleading statements and/or the failure to disclose material facts, the price of Party City common stock was artificially inflated.

         In early 2000, defendants moved to dismiss the second amended complaint on the ground that it failed to state a cause of action. On May 29, 2001, the District Court issued an Opinion and Order dismissing the Complaint against all defendants with prejudice. On June 27, 2001, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit. Because this case is in the early stages of the appeal process, no opinion can be expressed as to its likely final outcome.

         A lawsuit was recently filed against the Company in Los Angeles Superior Court by an assistant manager in one of the Company’s California stores for himself and on behalf of other members of an alleged class of Party City store managers (the “Class”) who claim the Company misclassified the Class as exempt from California overtime wage and hour laws. The lawsuit seeks relief in the form of disgorgement of overtime wages allegedly owed by the Company to the Class but not paid. The plaintiffs also seek punitive damages and statutory penalties. The Company denies the allegations and is vigorously defending against the claim.

         In addition to the foregoing, the Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company is aware of no other material existing or threatened litigation to which it is or may be a party.

3.     SEGMENT INFORMATION

         The following table contains key financial information of the Company’s business segments (in thousands):

	Quarter Ended

	September 29,	September 30,
	2001	2000

	(Unaudited)
RETAIL

Net revenue	$80,795	$76,853
Operating earnings	2,900	1,642
Identifiable assets	150,969	155,707
Depreciation/amortization	1,801	1,916
Capital expenditures	1,895	915

FRANCHISING

Net revenue	$3,589	$3,235
Operating earnings	2,042	1,981
Identifiable assets	3,162	2,595
Depreciation/amortization	––	––
Capital expenditures	––	––

CORPORATE/OTHER

Net revenue	$––	$––
Operating loss	(6,164)	(5,177)
Identifiable assets	17,929	10,163
Depreciation/amortization	1,024	618
Capital expenditures	1,813	1,378

CONSOLIDATED TOTALS

Net revenue	$84,384	$80,088
Operating loss	(1,222)	(1,554)
Interest expense, net	1,755	2,282

Loss before income tax benefit	(2,977)	(3,836)
Provision for income tax benefit	(1,191)	(1,485)

Net loss	$(1,786)	$(2,351)

Identifiable assets	$172,060	$168,465
Depreciation/amortization	2,825	2,534
Capital expenditures	3,708	2,293

4.     EARNINGS PER SHARE

         The following table sets forth the computations of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Quarter Ended

	September 29,	September 30,
	2001	2000

	(Unaudited)
Net loss	$(1,786)	$(2,351)

Average common shares outstanding	12,753	12,722

Loss per share — basic	(0.14)	(0.18)

Dilutive effect of stock options	(a )	(b )

Dilutive effect of warrants	(a )	(b )

Average common and common equivalents outstanding	12,753	12,722

Loss per share — diluted	(0.14)	(0.18)

(a)	Options to purchase 1,795,078 shares of common stock at prices ranging from $1.95 to $31.13 per share were outstanding at September 29, 2001 and warrants to purchase 6,280,000 shares of common stock at $1.07 per share were outstanding at September 29, 2001 but were not included in the computation of earnings per share because to do so would have been antidilutive.

(b)	Options to purchase 1,038,626 shares of common stock at prices ranging from $1.67 to $31.13 per share were outstanding at September 30, 2000 and warrants to purchase 6,880,000 shares of common stock at $1.07 per share were outstanding at September 30, 2000 but were not included in the computation of earnings per share because to do so would have been antidilutive.

5.     STOCK REPURCHASE

         On September 19, 2001 the Board of Directors authorized the Company to repurchase up to $15 million of the Company's outstanding common stock. The timing of stock repurchases is made at the discretion of management. As of September 29, 2001 the Company had repurchased 100,000 shares for $646,000 or 4.3% of the total amount authorized to be repurchased. Through November 8, 2001, the Company repurchased 255,000 shares for $1.6 million or 10.9% of the total amount authorized to be repurchased.

6.     GOODWILL AND OTHER INTANGIBLE ASSETS

         On July 1, 2001, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As a result, the Company no longer amortizes goodwill. Instead the Company periodically evaluates goodwill for recoverability. The Company also evaluates goodwill whenever events and changes in circumstance suggest that the carrying amount may not be recoverable from its estimated future cash flows. Upon adoption, the Company established reporting units based on its current reporting structure. The Company then assigned all goodwill to the reporting units, as well as other assets and liabilities, to the extent that they relate to the reporting unit. The Company completed the first step of the transitional goodwill impairment test and has determined that no potential impairment exists. As a result, no transitional impairment loss was recorded in fiscal 2002 in connection with the adoption of SFAS No. 142.

         The following financial information is presented as if the statement was adopted at the beginning of the quarter ended September 30, 2000:

	Adoption of FAS 142 for the Quarter ended
	(in thousands, except per share amounts)

	September 29, 2001	September 30, 2000

Reported net loss	$(1,786)	$(2,351)

Add back:

Goodwill amortization, net of taxes	––	185

Pro forma net loss	$(1,786)	$(2,166)

Basic and diluted loss per share reported	$(0.14)	$(0.18)

Goodwill amortization	––	0.01

Pro forma net loss	$(0.14)	$(0.17)

         The changes in the carrying amount of goodwill for the quarter ended September 29, 2001, by operating segment, are as follows:

(in thousands)
Retail:
Balance as of June 30, 2001	$13,647

Goodwill acquired during the period	503

Balance as of September 29, 2001	$14,150

7.     RECENT ACCOUNTING STANDARDS

         On June 29, 2001, the Financial Accounting Standards Board (“FASB” or the “Board”) completed Statement No. 141 (FAS 141), “Business Combinations.” Which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. FAS 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination and expands financial disclosures concerning business combinations consummated after June 30, 2001.

         In October of 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121 but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 as it pertains to disposal of a business segment but retains the requirement of that opinion to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

SELECTED FINANCIAL DATA
(in thousands, except per share and store data)

	Quarter Ended

	September 29, 2001	September 30, 2000

	(Unaudited)
Statement of Operations Data

Total revenue	$84,384	$80,088

Company-owned stores:

Net sales	$80,795	$76,853

Cost of goods sold and occupancy costs	57,667	55,462

Gross profit	23,128	21,391

Store operating and selling expense	20,228	19,749

Company-owned stores profit contribution	2,900	1,642

Franchise stores:

Royalty fees	3,246	2,809

Franchise fees	343	426

Total franchise revenues	3,589	3,235

Total franchise expense	1,547	1,254

Franchise profit contribution	2,042	1,981

General and administrative expense:	6,164	5,177

Loss before interest and income tax benefit	(1,222)	(1,554)

Interest expense, net	1,755	2,282

Loss before income tax benefit	(2,977)	(3,836)

Provision for income tax benefit	(1,191)	(1,485)

Net loss	$(1,786)	$(2,351)

Basic and diluted loss per share(a)	$(0.14)	$(0.18)

Weighted average shares outstanding –– Basic and Diluted	12,753	12,722

EBITDA(b)	1,603	980

Depreciation and amortization	2,825	2,534

	Quarter Ended

	September 29, 2001	September 30, 2000

	(Unaudited)
Store Data:

Company-owned:

Stores open at beginning of period	193	197

Stores opened	4	––

Stores acquired from franchisees	1	1

Stores open at end of period	198	198

Franchise:

Stores open at beginning of period	261	211

Stores opened	13	18

Stores acquired from franchisees	(1)	(1)

Stores open at end of period	273	228

Total stores chainwide	471	426

Increase in Company-owned same store sales	5.7%	17.2%

Increase in franchise same store sales	3.7%	6.8%

Average sales per Company-owned store	$415	$387

Balance Sheet Data:

Working capital	$6,843	$13,621

Total assets	172,060	168,465

Bank borrowings and other debt(c)	32,041	49,408

Capital lease obligation	318	623

Stockholders’ equity	48,808	38,510

(a)	Options, warrants and restricted stock units related to the Management Stock Purchase Plan were not included in the computation of diluted earnings per share for the quarter ended September 29, 2001 and September 30, 2000 because to do so would have been antidilutive.

(b)	The Company’s definition of EBITDA is earnings before interest, taxes, depreciation and amortization.

(c)	The bank borrowings and other debt at September 29, 2001 and September 30, 2000 is net of an unamortized debt discount of $1.9 million and $2.8 million, respectively.

Quarter Ended September 29, 2001 Compared to Quarter Ended September 30, 2000

Retail. Net sales from Company-owned stores increased 5.1% to $80.8 million for the first quarter of fiscal 2002 from $76.9 million for the first quarter of the last fiscal year. Same store sales increased 5.7% in the first quarter of fiscal 2002. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the first quarter of fiscal 2002 increased 8.1% to $23.1 million from $21.4 million for the first quarter of the last fiscal year. The increase was primarily due to increased sales volume and leverage on occupancy costs. Gross margin was 28.6% for the first quarter of fiscal 2002 compared with 27.8% for the first quarter of the last fiscal year.

         Store operating and selling expenses increased 2.4% to $20.2 million for the first quarter of fiscal 2002 from $19.7 million in the first quarter of the last fiscal year. The increase in store operating expenses is attributable to the increase in sales. Store operating and selling expenses were 25.0% and 25.7% of sales for the first quarter of fiscal 2002 and fiscal 2001, respectively. The decrease is due to improvements in efficiency in the management of store labor hours. Company-owned stores recorded a contribution of $2.9 million for the first quarter of fiscal 2002 compared to $1.6 million for the first quarter of the last fiscal year. The Company believes that the improvement over the prior year is primarily the result of improved gross margin as well as improved operating efficiencies.

         The Company opened four new stores during the first quarter of fiscal 2002. No new stores were opened in the first quarter of the prior fiscal year. Pre-opening expenses for these stores were $205,000. The Company expenses all costs of pre-opening when incurred.

Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store’s net sales. Franchise fees, recognized on 13 store openings were $343,000 for the first quarter of fiscal 2002 compared to $426,000 for the first quarter of the last fiscal year, relating to 18 store openings. Royalty fees increased 15.6% to $3.2 million in the first quarter of fiscal 2002 from $2.8 million in the first quarter of the last fiscal year which is primarily due to an increase in the number of stores and a same store sales increase of 3.7% for the franchise stores in the first quarter of fiscal 2002.

         Expenses directly related to franchise revenue increased 23.4% to $1.5 million for the first quarter of fiscal 2002 from $1.3 million for the first quarter of the last fiscal year. As a percentage of franchise revenue, franchise expenses were 43.1% and 38.8% for the first quarter of fiscal 2002 and fiscal 2001, respectively.

         Franchise profit contribution increased 3.1% to $2.0 million for the first quarter of fiscal 2002. The increase in franchise profit contribution is due to higher revenues and the increased number of franchise stores.

General and Administrative Expenses. General and administrative expenses increased 19.1% to $6.2 million in the first quarter of fiscal 2002 from $5.2 million in the first quarter of the last fiscal year. The increase is attributable to an increase of $ 378,000 in payroll to $3.1 million from $2.7 million in the prior fiscal year related to salary increases, bonus programs and increased staff in merchandising areas; an increase of $406,000 in depreciation related to new systems to $799,000 from $393,000 in the prior fiscal year; and an $84,000 increase in expense due to expenses related to non-cash compensation. General and administrative expenses were 7.6% and 6.7% of sales for the first quarter of fiscal 2002 and fiscal 2001, respectively, reflecting investments in management and systems.

Interest Expense. Interest expense decreased 23.1% to $1.8 million for the first quarter of fiscal 2002 from $2.3 million in the first quarter of the last fiscal year. This decreased expense is primarily attributable to lower average borrowings outstanding under the Loan Agreement and reduced principal balances on Senior Notes outstanding due to payments made over the last twelve months.

Income Tax Benefit. The effective income tax rate was 40.0.% in the first quarter of fiscal 2002 compared to 38.7% in the first quarter of the last fiscal year.

Net Loss. As a result of the above factors, net loss for the first quarter of fiscal 2002 was $1.8 million, or $(0.14) loss per basic and diluted share, as compared to a net loss of $2.4 million, or $(0.18) loss per basic and diluted share in first quarter of the last fiscal year.

Liquidity and Capital Resources

         For the first quarter of fiscal 2002, cash used in operating activities was $4.1 million, compared to $8.0 million for the first quarter of the last fiscal year. The decrease in cash used in operating activities was primarily attributable to an increase in accounts payable and accrued expenses of $27.6 million in the current fiscal quarter compared to an increase in accounts payable and accrued expenses of $23.8 million in the comparable quarter in the prior fiscal year; an increase in inventory of $29.3 million in the current fiscal quarter compared to an increase in inventory of $30.5 million in the comparable quarter in the prior fiscal year; and, a net loss of $1.8 million in the current fiscal quarter compared to a net loss of $2.4 million in the comparable quarter of the prior fiscal year.

         Cash used in investing activities for the first quarter of fiscal 2002 was $4.5 million compared to $2.3 million in the first quarter in the last fiscal year. The increase in cash used in investing activities was primarily attributable to the continued investment in new systems and new stores.

         Cash provided by financing activities was $3.8 million for the first quarter of fiscal 2002 compared to $14.6 million in the first quarter of the last fiscal year. The decrease is due to reduced borrowings on the Loan Agreement, a payment of $1 million on Senior Notes in advance of maturity and purchases of treasury stock of $646,000.

         At September 29, 2001, the Company had a balance of $5.4 million outstanding under its Loan and Security Agreement dated January 14, 2000 (the “Loan Agreement”), with Congress Financial Corporation. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was 2.75% per annum (subject to possible reduction to an interest rate as low as 2.25% from and after June 30, 2001, based on the Company’s pre-tax income and excess availability, which the Company has satisfied) or (ii) at the rate of 3/4% per annum above the prime rate, totaling 7.25% at September 29, 2001. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company. At November 8, 2001, the Company had no balance outstanding and $29.1 million was available to be borrowed under the Loan Agreement.

         Company management currently believes that the cash generated by operations, together with the borrowing availability under the Loan Agreement, will be sufficient to meet the Company’s working capital needs for the next twelve months, including the repayment of $10.5 million of Senior Notes, due in January 2002.

Accounting and Reporting Changes

         In October of 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121 but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 as it pertains to disposal of a business segment but retains the requirement of that opinion to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

FORWARD-LOOKING STATEMENTS

         This Form 10-Q (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as estimate, “project”, “expect”, “believe”, “may”, “will”, “intend” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties, and include among others, the following: levels of sales, store traffic, acceptance of product offerings, competitive pressures from other party supplies retailers, availability of qualified personnel, availability of suitable future store locations, schedules of store expansion plans and other factors. As a result of the foregoing risks and uncertainties, actual results and performance may differ materially from that projected or suggested herein. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company’s Securities and Exchange Commission filings and the Company’s public announcements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, in the normal course of doing business, is theoretically exposed to interest rate change market risk. As borrowing patterns are cyclical, the Company is not dependent on borrowing throughout the year. Therefore, a sudden increase in interest rate (which under the Loan Agreement is dependent on the prime rate) may, during peak borrowing, have a negative impact on short-term results.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company has been named as a defendant in twelve class action complaints. The Company’s former Chief Executive Officer and the former Chief Financial Officer and Executive Vice President of Operations have also been named as defendants. The complaints have all been filed in the United States District Court for the District of New Jersey. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 1998 and March 19, 1999. In October 1999, plaintiffs filed an amended class action complaint and in February 2000, plaintiffs filed a second amended complaint.

         The second amended complaint alleges, among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks unspecified damages. The plaintiffs allege that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition, adequacy of internal controls and compliance with certain loan covenants. The plaintiffs further allege that because of the issuance of a series of false and misleading statements and/or the failure to disclose material facts, the price of Party City common stock was artificially inflated.

         In early 2000, defendants moved to dismiss the second amended complaint on the ground that it failed to state a cause of action. On May 29, 2001, the District Court issued an Opinion and Order dismissing the Complaint against all defendants with prejudice. On June 27, 2001, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit. Because this case is in the early stages of the appeal process, no opinion can be expressed as to its likely final outcome.

         A lawsuit was recently filed against the Company in Los Angeles Superior Court by an Assistant Manager in one of the Company's California stores for himself and on behalf of other members of an alleged class of Party City store managers (the “Class”) who claim the Company misclassified the Class as exempt from California overtime wage and hour laws. The lawsuit seeks relief in the form of disgorgement of overtime wages allegedly owed by the Company to the Class but not paid. The plaintiffs also seek punitive damages and statutory penalties. The Company denies the allegations and is vigorously defending against the claim.

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

         (b)  Report on Form 8-K

None

EXHIBIT INDEX

Exhibit No.

3.1(1)	—	Certificate of Incorporation of the Company.
3.2(4)	—	Bylaws of the Company, as amended.
4.1(1)	—	Specimen stock certificate evidencing the Common Stock.
4.2(5)	—	Form of Amended and Restated Warrant.
4.3(2)	—	Form of A Note.
4.4(2)	—	Form of B Note.
4.5(2)	—	Form of C Note.
4.6(2)	—	Form of D Note.
4.7(5)	—	Form of E Note.
4.8(2)	—	Form of Securities Purchase Agreement, dated as of August 16, 1999, by and between the Company and each of the Investors.
4.9(5)	—	First Amendment to Securities Purchase Agreement, dated as of January 14, 2000, by and between the Company and each of the Investors.

4.10(7)	—	Second Amendment to Securities Purchase Agreement, dated as of April 1, 2001, by and among the Company and each of the Investors.
10.1(1)	—	Form of Unit Franchise Agreement entered into by the Company and franchisees.
10.2(6)	—	Amended and Restated 1999 Stock Incentive Plan of the Company.
10.3(3)	—	Option Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman.
10.4(3)	—	Stock Pledge Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman.
10.5(3)	—	Employment Agreement, dated as of June 8, 1999, between the Company and Jack Futterman.
10.6(2)	—	Investor Rights Agreement, dated as of August 16, 1999, by and among the Company, the Investors and Jack Futterman.
10.7(2)	—	Standstill and Forbearance Agreement, dated as of August 16, 1999, by and among the Company, PNC Bank, National Association, as Agent, and the Banks.
10.8(2)	—	Vendor Forbearance and Standstill Agreement, dated as of August 16, 1999, by and among the Company and the Trade Vendors.
10.9(7)	—	First Amendment to Investor Rights Agreement, dated as of October 11, 2000, by and among the Company, the Investors and Jack Futterman.
10.10(7)	—	Second Amendment to Investor Rights Agreement, dated as of November 20, 2000, by and among the Company, the Investors and Jack Futterman.
10.11(5)	—	Loan and Security Agreement, dated January 14, 2000, by and between the Company and Congress Financial Corporation.
10.12(6)	—	Description of oral consulting agreement between the Company and Ralph Dillon.
10.13(6)	—	Employment Agreement of James Shea, dated as of December 10, 1999, by and between the Company and James Shea.
10.14(6)	—	Employment Agreement of Andrew Bailen, dated as of August 7, 2000, by and between the Company and Andrew Bailen.
10.15(6)	—	Employment Agreement of Thomas Larson, dated as of June 18, 1999, by and between the Company and Thomas Larson.
10.16(8)	—	Management Stock Purchase Plan of the Company
21.1	—	Subsidiaries. The wholly owned subsidiary of the Company is Party City Michigan, Inc. incorporated on October 23, 1997, in the State of Delaware. This subsidiary does business under the name Party City Michigan, Inc.

Notes

(1)	Incorporated by reference to the Company’s Registration Statement as amended on Form S-1 Number 333-00350 as filed with the Commission on January 18, 1996.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on August 25, 1999.

(3)	Incorporated by reference to Amendment No. 1 to Schedule 13D as filed by Jack Futterman with the Commission on June 17, 1999.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 8, 2000.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 19, 2000.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on February 13, 2001.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2001.

(8)	Incorporated by reference to the Registration of Form S-8 as filed with the Commission on July 23, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

PARTY CITY CORPORATION

By /s/ James Shea (James Shea) Chief Executive Officer

By /s/ Thomas E. Larson (Thomas E. Larson) Chief Financial Officer

By /s/ Linda M. Siluk (Linda M. Siluk) Chief Accounting Officer

Date: November 13, 2001