Form 10-Q
period 2001-12-29
PARTY CITY CORP
filed 2002-02-11
CIK 1005972

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2001	COMMISSION FILE NUMBER 0-27826

PARTY CITY CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or other jurisdiction of incorporation or organization)	22—3033692 (I.R.S. Employer Identification No.)

400 COMMONS WAY ROCKAWAY, NEW JERSEY (Address of Principal Executive Offices)	07866 (Zip Code)

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

As of February 8, 2002, there were outstanding 13,264,017 shares of
Common Stock, $.01 par value.

PARTY CITY CORPORATION AND SUBSIDIARY

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 29, 2001	December 30, 2000	June 30, 2001

	(Unaudited)	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$21,530	$31,961	$9,842

Merchandise inventory	55,574	50,404	48,034

Deferred income taxes	8,105	2,964	3,798

Other current assets	16,786	13,434	12,156

Total current assets	101,995	98,763	73,830

Property and equipment, net	45,524	41,332	46,351

Goodwill, net	14,206	14,251	13,647

Other assets	6,351	4,132	7,514

Total assets	$168,076	$158,478	$141,342

	LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$40,197	$42,471	$27,905

Accrued expenses	34,232	20,240	26,274

Advances under Loan Agreement	––	11	–

Senior Notes, current portion	5,058	5,103	11,366

Total current liabilities	79,487	67,825	65,545

Deferred rent and other long-term liabilities	9,607	8,301	8,701

Senior Notes	16,269	29,931	16,006

Commitments and contingencies

Stockholders’ equity:

Common stock	132	127	127

Additional paid-in capital	38,530	37,968	38,236

Retained earnings	25,880	14,326	12,727

Treasury stock, at cost	(1,829)	––	––

Total stockholders’ equity	62,713	52,421	51,090

Total liabilities and stockholders’ equity	$168,076	$158,478	$141,342

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)
(Unaudited)

	Quarter ended		Six months ended

	December 29,	December 30,	December 29,	December 30,
	2001	2000	2001	2000

Revenues:

Net sales	$141,979	$138,035	$222,774	$214,888

Royalty fees	6,133	5,464	9,379	8,273

Franchise fees	––	183	343	609

Total revenues	148,112	143,682	232,496	223,770

Expenses:

Cost of goods sold and occupancy costs	83,928	83,428	141,595	138,890

Company-owned stores operating and selling expense	29,465	29,364	49,693	49,113

Franchise expense	1,667	1,159	3,214	2,413

General and administrative expense	6,538	5,034	12,702	10,211

Total expenses	121,598	118,985	207,204	200,627

Income before interest and income taxes	26,514	24,697	25,292	23,143

Interest expense, net	1,654	2,004	3,409	4,286

Income before income taxes	24,860	22,693	21,883	18,857

Provision for income taxes	9,921	8,782	8,730	7,297

Net income	$14,939	$13,911	$13,153	$11,560

Basic earnings per share	$1.15	$1.09	$1.02	$0.91

Weighted average shares outstanding – basic	12,991	12,722	12,872	12,722

Diluted earnings per share	$0.79	$0.78	$0.70	$0.65

Weighted average shares outstanding – diluted	18,798	17,823	18,700	17,681

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended

	December 29,	December 30,

	2001	2000

	(Unaudited)
Cash flow from operating activities:

Net income	$13,153	$11,560

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	5,871	5,172

Deferred taxes	(2,941)	5,537

Non-cash interest	843	841

Deferred rent and other long-term liabilities	907	421

Stock option compensation	221	––

Provision for doubtful accounts	269	176

Gain on sales of stores to franchisees	––	(131)

Changes in assets and liabilities:

Merchandise inventory	(7,243)	(8,976)

Other current assets	(4,898)	3,155

Other assets	(547)	(79)

Accounts payable and accrued expenses	20,250	14,037

Net cash provided by operating activities	25,885	31,713

Cash flow from investment activities:

Purchases of property and equipment	(4,950)	(4,389)

Proceeds from sale of stores to franchisees	––	1,157

Stores acquired from franchisees	(954)	(516)

Disposals of property and equipment	10	35

Net cash used in investment activities	(5,894)	(3,713)

Cash flow from financing activities:

Net proceeds from Loan Agreement	––	11

Payments of Senior Notes	(6,552)	––

Purchase of treasury stock	(1,829)	––

Proceeds from exercise of stock options	78	––

Net cash provided from (used in) financing activities	(8,303)	11

Net increase in cash and cash equivalents	11,688	28,011

Cash and cash equivalents, beginning of period	9,842	3,950

Cash and cash equivalents, end of period	$21,530	$31,961

Supplemental disclosure of cash flow information:

Income taxes paid	$433	$1,494

Interest paid	2,926	3,357

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

         The condensed consolidated financial statements, except for the June 30, 2001 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 29, 2001 and December 30, 2000 and the results of operations for the quarters and six months ended December 29, 2001 and December 30, 2000 and cash flows for the six months ended December 29, 2001 and December 30, 2000. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full fiscal year.

         These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2001, which are included in the Company’s Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The June 30, 2001 consolidated balance sheet amounts derive from the Company’s audited consolidated financial statements.

2.     RECENT ACCOUNTING STANDARDS

         In October of 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 as it pertains to disposal of a business segment but retains the requirement of that opinion to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

3.     EARNINGS PER SHARE

         The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter ended		Six months ended

	December 29,	December 30,	December 29,	December 30,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Net income	$14,939	$13,911	$13,153	$11,560

Earnings per share – basic	$1.15	$1.09	$1.02	$0.91

Earnings per share – diluted	$0.79	$0.78	$0.70	$0.65

Average common shares outstanding	12,991	12,722	12,872	12,722

Dilutive effect of warrants	5,300	4,818	5,326	4,701

Dilutive effect of stock options (a)	420	283	437	258

Restricted shares	87	––	65	––

Average common and common equivalent shares outstanding	18,798	17,823	18,700	17,681

Average stock price used for treasury method	$6.86	$3.57	$7.05	$3.41

(a)	Options to purchase 779,280 and 711,567 common shares at prices ranging from $7.00 to $31.13 were outstanding but were not included in the computation of dilutive earnings per share for the quarter and six months ended December 29, 2001, respectively, because to do so would have been anti-dilutive for the periods presented.

4.     STOCK REPURCHASE

         On September 19, 2001, the Board of Directors authorized the Company to repurchase up to $15 million of the Company’s outstanding common stock. The stock repurchases are made at the discretion of management. As of December 29, 2001, the Company had repurchased 284,000 shares for an aggregate amount of $1.8 million, or 12.2% of the total amount authorized to be repurchased. No stock repurchases were made subsequent to December 29, 2001.

5.     DEBT MATURITIES

The amounts of Senior Notes outstanding are as follows (in thousands):

Note	Description	December 29, 2001	December 30, 2000	June 30, 2001

Series A Series B Series C Series D Series E	12.5%(i) Secured Notes due 2003 13.0%(i) Secured Notes due 2003 13.0%(i) Secured Notes due 2002 14.0%(i) Secured Notes due 2004 14.0% Senior Secured Notes due 2002	$2,552 5,103 5,103 10,207 ––	$10,207 5,103 5,103 10,207 7,000	$5,104 5,103 5,103 10,207 4,000

		22,965	37,620	29,517

	Unamortized debt discount	(1,638)	(2,586)	(2,145)

	Less: Current portion, net of debt discount(ii)	(5,058)	(5,103)	(11,366)

		$16,269	$29,931	$16,006

(i)	Interest rate was increased by 450 basis points for all amounts outstanding on and after January 13, 1999.
(ii)	The current portion outstanding at December 29, 2001 was paid in January 2002.

6.     SECURITIES LITIGATION

         The Company was named as a defendant in twelve class action complaints. The Company’s former Chief Executive Officer and the former Chief Financial Officer and Executive Vice President of Operations were also named as defendants. All of the complaints were filed in the United States District Court for the District of New Jersey. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 1998 and March 19, 1999 (the “Class Period”). In October 1999, plaintiffs filed an amended class action complaint and in February 2000, plaintiffs filed a second amended complaint.

         The second amended complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and sought unspecified damages. The plaintiffs alleged that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition, adequacy of internal controls and compliance with certain loan covenants during the Class Period. The plaintiffs further alleged that because of the issuance of a series of false and misleading statements and/or the failure to disclose material facts, the price of Party City common stock was artificially inflated.

         In early 2000, defendants moved to dismiss the second amended complaint on the ground that it failed to state a cause of action. On May 29, 2001, the District Court issued an Opinion and Order dismissing the Complaint against all defendants with prejudice. On June 27, 2001, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit. Argument of the appeal is presently scheduled to be heard on March 19, 2002. It is not possible to predict the likely outcome of the appeal at this time.

         A lawsuit was filed on September 25, 2001 against the Company in Los Angeles Superior Court by an assistant manager in one of the Company’s California stores for himself and on behalf of other members of an alleged class of Party City store managers (the “Class”) who claim the Company misclassified the Class as exempt from California overtime wage and hour laws. The lawsuit seeks relief in the form of disgorgement of overtime wages allegedly owed by the Company to the Class but not paid. The plaintiffs also seek punitive damages and statutory penalties. The Company denies the allegations and is vigorously defending against the claim.

         In addition to the foregoing, the Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company is aware of no other material existing or threatened litigation to which it is or may be a party.

7.     SEGMENT INFORMATION

         The following table contains key financial information of the Company’s business segments (in thousands):

	Quarter ended		Six months ended

	December 29,	December 30,	December 29,	December 30,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
RETAIL

Net revenue	$141,979	$138,035	$222,774	$214,888

Operating earnings	28,586	25,243	31,486	26,885

Identifiable assets	146,290	145,393	146,290	145,393

Depreciation/amortization	1,809	1,920	3,610	3,836

Capital expenditures	466	1,636	2,361	2,323

FRANCHISING

Net revenue	$6,133	$5,647	$9,722	$8,882

Operating earnings	4,466	4,488	6,508	6,469

Identifiable assets	4,222	2,480	4,222	2,480

Depreciation/amortization	––	––	––	––

Capital expenditures	––	––	––	––

CORPORATE/OTHER

Net revenue	$––	$––	$––	$––

Operating loss	(6,538)	(5,034)	(12,702)	(10,211)

Identifiable assets	17,564	10,605	17,564	10,605

Depreciation/amortization	1,237	718	2,261	1,336

Capital expenditures	874	975	2,687	2,353

CONSOLIDATED TOTALS

Net revenue	$148,112	$143,682	$232,496	$223,770

Operating income	26,514	24,697	25,292	23,143

Interest expense, net	1,654	2,004	3,409	4,286

Income before income tax benefit	24,860	22,693	21,883	18,857

Provision for income taxes	9,921	8,782	8,730	7,297

Net income	$14,939	$13,911	$13,153	$11,560

Identifiable assets	$168,076	$158,478	$168,076	$158,478

Depreciation/amortization	3,046	2,638	5,871	5,172

Capital expenditures	1,340	2,611	5,048	4,676

8.     GOODWILL AND OTHER INTANGIBLE ASSETS

On July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result, the Company no longer amortizes goodwill. Instead the Company periodically evaluates goodwill for recoverability. The Company also evaluates goodwill whenever events and changes in circumstance suggest that the carrying amount may not be recoverable from its estimated future cash flows. Upon adoption, the Company established reporting units based on its current reporting structure. The Company then assigned all goodwill to the reporting units, as well as other assets and liabilities, to the extent that they relate to the reporting unit. The Company completed the first step of the transitional goodwill impairment test and has determined that no potential impairment exists. As a result, no transitional impairment loss was recorded in fiscal 2002 in connection with the adoption of SFAS No. 142.

The following pro forma financial information is presented as if the statement were adopted at the beginning of the quarter ended September 30, 2000 ($ in thousands, except per share amounts):

	Quarter ended		Six months ended

	December 29, 2001	December 30, 2000	December 29, 2001	December 30, 2000

	(Unaudited)		(Unaudited)

Reported net income	$14,939	$13,911	$13,153	$11,560

Add back:

Goodwill amortization, net of taxes	––	181	––	366

Pro forma net income	$14,939	$14,092	$13,153	$11,926

Earnings per share reported – basic	$1.15	$1.09	$1.02	$0.91

Goodwill amortization	––	0.02	––	0.03

Pro forma earnings per share – basic	$1.15	$1.11	$1.02	$0.94

Earnings per share reported –– diluted	$0.79	$0.78	$0.70	$0.65

Goodwill amortization	––	0.01	––	0.02

Pro forma net earnings per share - diluted	$0.79	$0.79	$0.70	$0.67

The changes in the carrying amount of goodwill and other intangibles for the six months ended December 29, 2001, by operating segment, are as follows (in thousands):

Retail:

Balance as of June 30, 2001	$13,647

Goodwill acquired during the period	559

Other intangibles	550

Balance as of December 29, 2001	$14,206

Other intangibles, included in “Other assets,” consisted of amounts paid to a franchisee in connection with a seven year agreement not to compete. This intangible asset will be amortized over a seven year period.

Estimated amortization expense for other intangibles is approximately $6,000 for the quarter and six months ended December 29, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

SELECTED FINANCIAL DATA
(in thousands, except per share and store data)

	Quarter ended		Six months ended

	December 29,	December 30,	December 29,	December 30,
	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Statement of Operations Data

Total revenue	$148,112	$143,682	$232,496	$223,770

Company-owned stores:

Net sales	$141,979	$138,035	$222,774	$214,888

Cost of goods sold and occupancy costs	83,928	83,428	141,595	138,890

Gross profit	58,051	54,607	81,179	75,998

Store operating and selling expense	29,465	29,364	49,693	49,113

Company-owned stores profit contribution	28,586	25,243	31,486	26,885

Franchise stores:

Royalty fees	6,133	5,464	9,379	8,273

Franchise fees	––	183	343	609

Total franchise revenues	6,133	5,647	9,722	8,882

Total franchise expense	1,667	1,159	3,214	2,413

Franchise profit contribution	4,466	4,488	6,508	6,469

General and administrative expense:	6,538	5,034	12,702	10,211

Income before interest and income taxes	26,514	24,697	25,292	23,143

Interest expense, net	1,654	2,004	3,409	4,286

Income before income taxes	24,860	22,693	21,883	18,857

Provision for income taxes	9,921	8,782	8,730	7,297

Net income	$14,939	$13,911	$13,153	$11,560

Basic earnings per share	$1.15	$1.09	$1.02	$0.91

Diluted earnings per share	$0.79	$0.78	$0.70	$0.65

Weighted average shares outstanding –– basic	12,991	12,722	12,872	12,722

Weighted average shares outstanding –– diluted	18,798	17,823	18,700	17,681

EBITDA (a)	29,560	27,335	31,163	28,315

Depreciation and amortization	3,046	2,638	5,871	5,172

	Quarter ended		Six months ended

	December 29,	December 30,	December 29,	December 30,
	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Store Data:

Company-owned:

Stores open at beginning of period	198	198	193	197

Stores opened	––	––	4	––

Stores acquired from franchisees	––	––	1	1

Stores sold to franchisees	––	(3)	––	(3)

Stores open at end of period	198	195	198	195

Average Company-owned stores open in period	198	197	196	196

Franchise:

Stores open at beginning of period	273	228	261	211

Stores opened	––	28	13	46

Stores closed	(1)	––	(1)	––

Stores sold to Company	––	––	(1)	(1)

Stores acquired from Company	––	3	––	3

Stores open at end of period	272	259	272	259

Average franchise stores open in period	273	244	267	235

Total stores chainwide	470	454	470	454

Chainwide sales	$321,024	$300,826	$498,509	$458,572

Same store sales increase:

Company-owned stores	1.7%	6.0%	3.2%	9.7%

Franchise stores	1.7%	0.4%	2.4%	2.4%

Average sales per Company-owned store	$717	$701	$1,137	$1,102

Balance Sheet Data:

Working capital	$22,508	$30,938	$22,508	30,938

Total assets	168,076	158,478	168,076	158,478

Bank borrowings and other debt (b)	21,327	35,045	21,327	35,045

Capital lease obligation	220	536	220	536

Stockholders’ equity	62,713	52,421	62,713	52,421

(a)	The Company’s definition of EBITDA is earnings before interest, taxes, depreciation and amortization.

(b)	The bank borrowings and other debt at December 29, 2001 and December 30, 2000 is net of an unamortized debt discount of $1.6 million and $2.6 million, respectively.

Quarter Ended December 29, 2001 Compared to Quarter Ended December 30, 2000

Retail. Net sales from Company-owned stores increased 2.9% to $142.0 million for the second quarter of fiscal 2002 from $138.0 million for the second quarter of the last fiscal year. Same store sales increased 1.7% in the second quarter of fiscal 2002. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the second quarter of fiscal 2002 increased 6.3% to $58.1 million from $54.6 million for the second quarter of the last fiscal year. The increase was primarily due to increased sales volume and improved merchandise margin. Gross margin was 40.9% for the second quarter of fiscal 2002 compared with 39.6% for the second quarter of the last fiscal year.

         Store operating and selling expenses increased 0.3% to $29.5 million for the second quarter of fiscal 2002 from $29.4 million in the second quarter of the last fiscal year. The increase in store operating expenses is attributable to the increase in sales. Store operating and selling expenses were 20.8% and 21.3% of sales for the second quarter of fiscal 2002 and fiscal 2001, respectively. The decrease is due to expense savings in advertising and supplies. Company-owned stores recorded a contribution of $28.6 million for the second quarter of fiscal 2002 compared to $25.2 million for the second quarter of the last fiscal year. The improvement over the prior year is primarily the result of improved gross margin as well as improved operating efficiencies.

Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store’s net sales. No franchise stores were opened and no franchise fees were recognized in the second quarter of fiscal 2002. Franchise fees, recognized on 28 store openings, were $183,000 for the second quarter of fiscal 2001. Royalty fees increased 12.2% to $6.1 million in the second quarter of fiscal 2002 from $5.5 million in the second quarter of the last fiscal year which is primarily due to an increase in the number of stores and a same store sales increase of 1.7% for the franchise stores in the first quarter of fiscal 2002.

         Expenses directly related to franchise revenue increased 43.8% to $1.7 million for the second quarter of fiscal 2002 from $1.2 million for the second quarter of the last fiscal year. The Company has recorded a provision for the bad debt associated with the royalty receivables of its Canadian franchisee. This franchisee has filed for court protection under bankruptcy proceedings in Canada. As a percentage of franchise revenue, franchise expenses were 27.2% and 20.5% for the second quarter of fiscal 2002 and fiscal 2001, respectively. The increase is due primarily to the bad debt associated with the Canadian franchisee.

General and Administrative Expenses. General and administrative expenses increased 29.9% to $6.5 million in the second quarter of fiscal 2002 from $5.0 million in the second quarter of the last fiscal year. This increase is attributable, in part, to an increase of $506,000 in depreciation related to new systems placed in service. The balance of the increase is primarily due to increases in legal and tax consulting fees and stock option-related compensation. General and administrative expenses were 4.6% and 3.6% of sales for the second quarter of fiscal 2002 and fiscal 2001, respectively, reflecting investments in management and systems.

Interest Expense. Interest expense decreased 17.5% to $1.7 million for the second quarter of fiscal 2002 from $2.0 million in the second quarter of the last fiscal year. The decreased expense is primarily attributable to lower average borrowings outstanding under the Company's Loan and Security Agreement, dated January 14, 2000 (the "Loan Agreement''), with Congress Financial Corporation and reduced principal balances on Senior Notes outstanding due to payments made over the last twelve months.

Income Taxes. The effective income tax rate was 40.0% in the first quarter of fiscal 2002 compared to 38.7% in the second quarter of the last fiscal year. The tax rate increased as a result of the increase in the federal statutory rate.

         Net Income. As a result of the above factors, net income for the second quarter of fiscal 2002 was $14.9 million, or $1.15 earnings per basic share and $0.79 earnings per diluted share, as compared to net income of $13.9 million, or $1.09 earnings per basic share and $0.78 earnings per diluted share in second quarter of the last fiscal year.

Six Months Ended December 29, 2001 Compared to Six Months Ended December 30, 2000

Retail. Net sales from Company-owned stores increased 3.7% to $222.8 million for the six months ended December 29, 2001 from $214.9 million for the six months ended December 30, 2000. Same store sales increased 3.2% in the six months ended December 29, 2001. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the six months ended December 29, 2001 increased 6.8% to $81.2 million from $76.0 million for the six months ended December 30, 2000. The increase was primarily due to increased sales volume and offset by leverage on fixed occupancy costs. Gross margin was 36.4% for the six months ended December 29, 2001 compared with 35.4% for the six months ended December 30, 2000.

         Store operating and selling expenses increased 1.2% to $49.7 million for the six months ended December 29, 2001 from $49.1 million in the six months ended December 30, 2000. The increase in store operating expenses is attributable to the increase in sales. Store operating and selling expenses were 22.3% and 22.9% of sales for the six-month period ended December 29, 2001 and December 30, 2000, respectively. The decrease is due to improvements in efficiency in the management of store labor hours and savings in advertising and supply expenses. Company-owned stores recorded a contribution of $31.5 million for the six months ended December 29, 2001 compared to $26.9 million for the six months ended December 30, 2000. The improvement over the prior year is primarily the result of improved gross margin as well as improved operating efficiencies.

         The Company opened four new stores during the six months ended December 29, 2001. No new stores were opened in the six months ended December 30, 2000. Pre-opening expenses for these stores and stores planned to be opened later in the fiscal year were $215,000. All costs of pre-opening are expensed when incurred.

Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store’s net sales. Franchise fees, recognized on 13 store openings, were $343,000 for the six months ended December 29, 2001, compared to $609,000 for the six months ended December 30, 2000 relating to 46 store openings. Royalty fees increased 13.4% to $9.4 million in the six months ended December 29, 2001 from $8.3 million in the six months ended December 30, 2000 which is primarily due to an increase in the number of stores and a same store sales increase of 2.4% for the franchise stores in the six month period ended December 29, 2001.

         Expenses directly related to franchise revenue increased 33.2% to $3.2 million for the six months ended December 29, 2001 from $2.4 million for the six months ended December 30, 2000. As a percentage of franchise revenue, franchise expenses were 33.1% and 27.2% for the six months ended December 29, 2001 and December 30, 2000, respectively. This increase is due to the recording of a provision for bad debt related to the Company’s Canadian franchisee.

         General and Administrative Expenses. General and administrative expenses increased 24.4% to $12.7 million in the six months ended December 29, 2001 from $10.2 million in the six months ended December 30, 2000. This increase is attributable, in part, to an increase of $912,000 in depreciation related to new systems placed in service. The balance of the increase is primarily due to increases in legal and tax consulting fees and stock option-related compensation. General and administrative expenses were 5.7% and 4.8% of sales for the six months ended December 29, 2001 and December 30, 2000, respectively, reflecting investments in management and systems.

Interest Expense. Interest expense decreased 20.5% to $3.4 million for the six months ended December 29, 2001 from $4.3 million in the six months ended December 30, 2000. The decreased expense is primarily attributable to lower average borrowings outstanding under the Loan Agreement and reduced principal balances on Senior Notes outstanding due to payments made over the last twelve months.

Income Taxes. The effective income tax rate was 40.0% in the six months ended December 29, 2001 compared to 38.7% in the six months ended December 30, 2000.

Net Income. As a result of the above factors, net income for the six months ended December 29, 2001 was $13.2 million, or $1.02 per basic share and $0.70 per diluted share, as compared to net income of $11.6 million, or $0.91 per basic share and $0.65 per diluted share for the six months ended December 30, 2000.

Liquidity and Capital Resources

         Cash requirements are primarily for working capital, the opening of new stores, the improvement and expansion of existing facilities and the improvement of information systems. Historically, these cash requirements have been met through cash flow from operations and borrowings under the Loan Agreement. At December 29, 2001, working capital was $22.5 million.

         For the six month period ended December 29, 2001, cash provided by operating activities was $25.9 million, compared to $31.7 million for the same period of the last fiscal year. The decrease in cash provided by operating activities was primarily attributable to an increase in deferred tax assets related primarily to timing differences and the effect of part-year federal net operating losses in fiscal 2001.

         Cash used in investment activities for the six month period ended December 29, 2001 was $5.9 million compared to $3.7 million in the same period in the last fiscal year. The increase in cash used in investing activities was primarily attributable to the continued investment in new systems and new stores. Four Company-owned stores were opened in the period.

         Cash used in financing activities was $8.3 million for the six month period ended December 29, 2001. This relates to reduced borrowings on the Loan Agreement, a payment of $6.6 million on Senior Notes in advance of maturity and purchases of treasury stock of $1.8 million.

         At December 29, 2001, the Company had no balance outstanding under the Loan Agreement. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was 2.25% per annum or (ii) at the rate of 3/4% per annum above the prime rate, totaling 5.75% at December 29, 2001. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company. At February 8, 2002, the Company had no balance outstanding and $30.8 million was available to be borrowed under the Loan Agreement.

         Company management currently believes that the cash generated by operations, together with the borrowing availability under the Loan Agreement, will be sufficient to meet the Company’s working capital needs for the next twelve months, including 14 to 18 new stores planned. A payment of $5.1 million of Senior Notes was made on January 31, 2002.

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

FORWARD-LOOKING STATEMENTS

         This Form 10-Q (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as “estimate”, “project”, “expect”, “believe”, “may”, “will”, “intend” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties, and include among others, the following: levels of sales, store traffic, acceptance of product offerings, competitive pressures from other party supplies retailers, availability of qualified personnel, availability of suitable future store locations, schedules of store expansion plans and other factors. As a result of the foregoing risks and uncertainties, actual results and performance may differ materially from that projected or suggested herein. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company’s Securities and Exchange Commission filings and the Company’s public announcements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company, in the normal course of doing business, is exposed to interest rate change market risk. As borrowing patterns are cyclical, the Company is not dependent on borrowing throughout the year. Therefore, a sudden increase in interest rates (which under the Loan Agreement is dependent on the prime rate) may, during peak borrowing, have a negative impact on short-term results.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company was named as a defendant in twelve class action complaints. The Company’s former Chief Executive Officer and the former Chief Financial Officer and Executive Vice President of Operations were also named as defendants. All of the complaints were filed in the United States District Court for the District of New Jersey. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 1998 and March 19, 1999 (the “Class Period”). In October 1999, plaintiffs filed an amended class action complaint and in February 2000, plaintiffs filed a second amended complaint.

         The second amended complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and sought unspecified damages. The plaintiffs alleged that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition, adequacy of internal controls and compliance with certain loan covenants during the Class Period. The plaintiffs further alleged that because of the issuance of a series of false and misleading statements and/or the failure to disclose material facts, the price of Party City common stock was artificially inflated.

         In early 2000, defendants moved to dismiss the second amended complaint on the ground that it failed to state a cause of action. On May 29, 2001, the District Court issued an Opinion and Order dismissing the Complaint against all defendants with prejudice. On June 27, 2001, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit. Argument of the appeal is presently scheduled to be heard on March 19, 2002. It is not possible to predict the likely outcome of the appeal at this time.

         A lawsuit was filed on September 25, 2001 against the Company in Los Angeles Superior Court by an assistant manager in one of the Company’s California stores for himself and on behalf of other members of an alleged class of Party City store managers (the “Class”) who claim the Company misclassified the Class as exempt from

California overtime wage and hour laws. The lawsuit seeks relief in the form of disgorgement of overtime wages allegedly owed by the Company to the Class but not paid. The plaintiffs also seek punitive damages and statutory penalties. The Company denies the allegations and is vigorously defending against the claim.

         In addition to the foregoing, the Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company is aware of no other material existing or threatened litigation to which it is or may be a party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company’s 2001 Annual Meeting of Stockholders was held on Wednesday, November 14, 2001 for the following purposes:

1.	To elect nine directors to the Board of Directors who shall serve until the 2002 Annual Meeting of Stockholders, or until their successors are elected and qualified. (“Proposal 1”)

2.	To approve the Company’s Employee Stock Purchase Plan. (“Proposal 2”)

         The voting as to each Proposal was as follows:

Proposal 1

Name	For	Against

Ralph Dillon	10,671,234	42,190

Jack Futterman	8,868,306	1,845,118

Michael A. Gatto	10,670,934	42,490

L.R. Jalenak, Jr.	10,676,234	37,190

Howard Levkowitz	10,670,434	42,990

Nancy Pedot	10,678,134	35,290

Walter J. Salmon	10,677,234	36,190

James Shea	8,897,806	1,815,618

Michael Tennenbaum	10,671,034	42,390

Proposal 2

For	Against	Abstain

8,702,332	2,006,019	5,073

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The exhibits required to be filed as part of this report on Form 10-Q are listed in the attached Exhibit Index.

         (b)  Report on Form 8-K

None

EXHIBIT INDEX

Exhibit No.

3.1(1)	—	Certificate of Incorporation of the Company.

3.2(4)	—	Bylaws of the Company, as amended.

4.1(1)	—	Specimen stock certificate evidencing the Common Stock.

4.2(5)	—	Form of Amended and Restated Warrant.

4.3(2)	—	Form of A Note.

4.4(2)	—	Form of B Note.

4.5(2)	—	Form of C Note.

4.6(2)	—	Form of D Note.

4.7(5)	—	Form of E Note.

4.8(2)	—	Form of Securities Purchase Agreement, dated as of August 16, 1999, by and between the Company and each of the Investors.

4.9(5)	—	First Amendment to Securities Purchase Agreement, dated as of January 14, 2000, by and between the Company and each of the Investors.

4.10(7)	—	Second Amendment to Securities Purchase Agreement, dated as of April 1, 2001, by and among the Company and each of the Investors.

10.1(1)	—	Form of Unit Franchise Agreement entered into by the Company and franchisees.

10.2(6)	—	Amended and Restated 1999 Stock Incentive Plan of the Company.

10.3(3)	—	Option Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman.

10.4(3)	—	Stock Pledge Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman.

10.5(3)	—	Employment Agreement, dated as of June 8, 1999, between the Company and Jack Futterman.

10.6(2)	—	Investor Rights Agreement, dated as of August 16, 1999, by and among the Company, the Investors and Jack Futterman.

10.7(2)	—	Standstill and Forbearance Agreement, dated as of August 16, 1999, by and among the Company, PNC Bank, National Association, as Agent, and the Banks.

10.8(2)	—	Vendor Forbearance and Standstill Agreement, dated as of August 16, 1999, by and among the Company and the Trade Vendors.

10.9(7)	—	First Amendment to Investor Rights Agreement, dated as of October 11, 2000, by and among the Company, the Investors and Jack Futterman.

10.10(7)	—	Second Amendment to Investor Rights Agreement, dated as of November 20, 2000, by and among the Company, the Investors and Jack Futterman.

10.11(5)	—	Loan and Security Agreement, dated January 14, 2000, by and between the Company and Congress Financial Corporation.

10.12(6)	—	Description of oral consulting agreement between the Company and Ralph Dillon.

10.13(6)	—	Employment Agreement of James Shea, dated as of December 10, 1999, by and between the Company and James Shea.

10.14(6)	—	Employment Agreement of Andrew Bailen, dated as of August 7, 2000, by and between the Company and Andrew Bailen.

10.15(6)	—	Employment Agreement of Thomas Larson, dated as of June 18, 1999, by and between the Company and Thomas Larson.

10.16(8)	—	Management Stock Purchase Plan of the Company

21.1	—	Subsidiaries. The wholly owned subsidiary of the Company is Party City Michigan, Inc. incorporated on October 23, 1997, in the State of Delaware. This subsidiary does business under the name Party City Michigan, Inc.

Notes

(1)	Incorporated by reference to the Company’s Registration Statement as amended on Form S-1 Number 333-00350 as filed with the Commission on January 18, 1996.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on August 25, 1999.

(3)	Incorporated by reference to Amendment No. 1 to Schedule 13D as filed by Jack Futterman with the Commission on June 17, 1999.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 8, 2000.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on January 19, 2000.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on February 13, 2001.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2001.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the Commission on July 23, 2001.

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

         Date: February 11, 2002