Form 10-Q
period 2002-03-30
PARTY CITY CORP
filed 2002-05-14
CIK 1005972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended	Commission File Number

March 30, 2002	0-27826

PARTY CITY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-3033692

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Commons Way	07866

Rockaway, New Jersey	(Zip Code)

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

          As of May 3, 2002, there were outstanding 13,333,518 shares of
Common Stock, $.01 par value.

PARTY CITY CORPORATION AND SUBSIDIARY

PART 1. FINANCIAL INFORMATION

Item 1.         Financial Statements

PARTY CITY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 30,	March 31,	June 30,
	2002	2001	2001

	(Unaudited)	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$7,455	$12,006	$9,842

Merchandise inventory	60,952	54,569	48,034

Deferred income taxes	5,031	5,305	3,798

Other current assets	13,349	14,211	12,156

Total current assets	86,787	86,091	73,830

Property and equipment, net	46,024	42,437	46,351

Goodwill, net	14,206	13,950	13,647

Other assets	5,901	3,824	7,514

Total assets	$152,918	$146,302	$141,342

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$40,846	$40,004	$27,905

Accrued expenses and other current liabilities	23,191	18,726	26,274

Senior Notes, current portion	7,655	14,655	11,366

Total current liabilities	71,692	73,385	65,545

Deferred rent and other long-term liabilities	9,725	8,531	8,701

Senior Notes	8,759	15,488	16,006

Commitments and contingencies

Stockholders’ equity:

Common stock, $.01 par value, authorized 25,000,000 shares; issued 13,289,767, 12,722,661 and 12,723,455 shares, respectively	133	127	127

Additional paid-in capital	38,654	37,972	38,236

Retained earnings	25,784	10,799	12,727

Treasury stock, at cost (284,000 shares)	(1,829)	—	—

Total stockholders’ equity	62,742	48,898	51,090

Total liabilities and stockholders’ equity	$152,918	$146,302	$141,342

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Quarter ended		Nine months ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

Revenues:

Net sales	$86,252	$74,298	$309,026	$289,186

Royalty fees	3,652	2,911	13,031	11,184

Franchise fees	200	—	543	609

Total revenues	90,104	77,209	322,600	300,979

Expenses:

Cost of goods sold and occupancy costs	60,816	53,364	202,411	192,254

Company-owned stores operating and selling expense	20,031	18,329	69,724	67,442

Franchise expense	1,612	1,436	4,826	3,849

General and administrative expense	6,707	8,150	19,409	18,361

Total expenses	89,166	81,279	296,370	281,906

Income (loss) before interest and income taxes	938	(4,070)	26,230	19,073

Interest expense, net	1,099	1,752	4,508	6,038

Income (loss) before income taxes	(161)	(5,822)	21,722	13,035

Provision for income taxes (benefit)	(65)	(2,295)	8,665	5,002

Net income (loss)	($96)	($3,527)	$13,057	$8,033

Basic earnings (loss) per share	($0.01)	($0.28)	$1.01	$0.63

Weighted average shares outstanding — basic	12,982	12,723	12,909	12,722

Diluted earnings (loss) per share	($0.01)	($0.28)	$0.69	$0.46

Weighted average shares outstanding — diluted	12,982	12,723	18,972	17,646

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended

	March 30,	March 31,
	2002	2001

	(Unaudited)

Cash flow from operating activities:

Net income	$13,057	$8,033

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	8,944	7,769

Impairment of assets	—	2,103

Deferred taxes	462	3,196

Non-cash interest	1,128	1,275

Deferred rent and other long-term liabilities	1,024	651

Equity-based compensation	257	—

Provision for doubtful accounts	59	160

Changes in assets and liabilities:

Merchandise inventory	(12,620)	(13,141)

Other current assets and other assets	(1,242)	2,400

Accounts payable and other current liabilities	9,858	10,057

Net cash provided by operating activities	20,927	22,503

Cash flow from investment activities:

Purchases of property and equipment	(8,493)	(9,989)

Proceeds from sale of stores to franchisees	—	1,157

Stores and non-compete agreement acquired from franchisees	(1,504)	(516)

Net cash used in investment activities	(9,997)	(9,348)

Cash flow from financing activities:

Payments of Senior Notes	(11,655)	(5,103)

Purchases of treasury stock	(1,829)	—

Proceeds from exercise of stock options	167	4

Net cash used in financing activities	(13,317)	(5,099)

Net increase (decrease) in cash and cash equivalents	(2,387)	8,056

Cash and cash equivalents, beginning of period	9,842	3,950

Cash and cash equivalents, end of period	$7,455	$12,006

Supplemental disclosure of cash flow information:

Income taxes paid	$9,785	$5,217

Interest paid	4,098	5,019

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

         The condensed consolidated financial statements, except for the June 30, 2001 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 30, 2002 and March 31, 2001 and the results of operations for the quarters and nine months ended March 30, 2002 and March 31, 2001 and cash flows for the nine months ended March 30, 2002 and March 31, 2001. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full fiscal year.

         These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2001, which are included in the Company’s Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission on September 27, 2001. All significant intercompany accounts and transactions have been eliminated. The June 30, 2001 consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

2.      RECENT ACCOUNTING STANDARDS

         In October of 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 as it pertains to disposal of a business segment but retains the requirement of that opinion to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, thereby applying to the Company upon the commencement of its fiscal 2003 fiscal year. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	EARNINGS PER SHARE

         The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter ended		Nine months ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

Net income (loss)	$(96)	$(3,527)	$13,057	$8,033

Earnings (loss) per share — basic	$(0.01)	$(0.28)	$1.01	$0.63

Earnings (loss) per share — diluted	$(0.01)	$(0.28)	$0.69	$0.46

Average common shares outstanding	12,982	12,723	12,909	12,722

Dilutive effect of warrants	(a )	(b )	5,461	4,694

Dilutive effect of stock options(c)	(a )	(b )	532	230

Restricted shares	—	—	70	—

Average common and common equivalent shares outstanding	12,982	12,723	18,972	17,646

Average common stock price used for treasury method	$10.53	$3.35	$8.21	$3.39

(a)	Options to purchase 1,009,888 shares of common stock at prices ranging from $2.00 to $32.50 per share and warrants to purchase 6,280,000 shares of common stock at $1.07 per share were outstanding at March 30, 2002 but were not included in the computation of dilutive loss per share for the quarter ended March 30, 2002 because to do so would have been anti-dilutive.

(b)	Options to purchase 1,075,481 shares of common stock at prices ranging from $2.25 to $32.50 per share and warrants to purchase 6,880,000 shares of common stock at $1.07 per share were outstanding at March 31, 2001 but were not included in the computation of dilutive loss per share for the quarter ended March 31, 2001 because to do so would have been anti-dilutive.

(c)	Options to purchase 578,541 shares of common stock at prices ranging from $7.00 to $32.50 and options to purchase 913,638 shares of common stock at prices ranging from $2.85 to $32.50 were outstanding but were not included in the computation of dilutive earnings per share for the nine months ended March 30, 2002 and March 31, 2001, respectively, because to do so would have been anti-dilutive for the periods presented.

4.	STOCK REPURCHASE

         On September 19, 2001, the Board of Directors authorized the Company to repurchase up to $15 million of the Company’s outstanding common stock. The stock repurchases are made at the discretion of management. As of March 30, 2002, the Company had repurchased 284,000 shares for an aggregate amount of $1.8 million, or 12.2% of the total amount authorized to be repurchased. No stock repurchases were made during the quarter ended, or subsequent to, March 30, 2002.

5.	DEBT MATURITIES

         The amounts of Senior Notes (as defined below) outstanding are as follows (in thousands):

		March 30,	March 31,	June 30,
Note	Description	2002	2001	2001

Series A	12.5%(i) Secured Notes due 2003	$2,552	$5,104	$5,104

Series B	13.0%(i) Secured Notes due 2003	5,103	5,103	5,103

Series C	13.0%(i) Secured Notes due 2002	––	5,103	5,103

Series D	14.0%(i) Secured Notes due 2004	10,207	10,207	10,207

Series E	14.0% Senior Secured Notes due 2002	––	7,000	4,000

		17,862	32,517	29,517

	Unamortized debt discount	(1,448)	(2,374)	(2,145)

	Less: Current portion, net of debt discount	(7,655)	(14,655)	(11,366)

		$8,759	$15,488	$16,006

(i)	Interest rate was increased by 450 basis points for all amounts outstanding on and after January 13, 1999.

6.	LITIGATION

         The Company was named as a defendant in twelve class action complaints. The Company’s former Chief Executive Officer and the former Chief Financial Officer and Executive Vice President of Operations were also named as defendants. All of the complaints were filed in the United States District Court for the District of New Jersey. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 26, 1998 and March 18, 1999 (the “Class Period”). In October 1999, plaintiffs filed an amended class action complaint and, in February 2000, plaintiffs filed a second amended complaint.

         The second amended complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and sought unspecified damages. The plaintiffs alleged that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition, adequacy of internal controls and compliance with certain loan covenants during the Class Period. The plaintiffs further alleged that because of the issuance of a series of false and misleading statements and/or the failure to disclose material facts, the price of Party City’s common stock was artificially inflated.

         In early 2000, defendants moved to dismiss the second amended complaint on the ground that it failed to state a cause of action. On May 29, 2001, the District Court issued an Opinion and Order dismissing the Complaint against all defendants with prejudice. On June 27, 2001, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit. Prior to the argument of the appeal, the parties reached an agreement in principle to settle the action. The parties have requested that the Court of Appeals remand the case to the District Court to supervise the implementation of the settlement. The proposed amount to be paid by the Company under the settlement is not material and is subject to various conditions. These include the completion of the negotiation of a definitive settlement agreement and the approval of the terms of the settlement agreement by the District Court after notice to the members of the class who have the right to object. There can be no assurance that all these conditions will be satisfied.

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

7.	SEGMENT INFORMATION

         The following table contains key financial information of the Company’s business segments (in thousands):

	Quarter ended		Nine months ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

RETAIL

Net revenue	$86,252	$74,298	$309,026	$289,186

Operating earnings	5,405	2,605	36,891	29,490

Identifiable assets	131,779	130,543	131,779	130,543

Depreciation/amortization	1,829	2,262	5,439	6,098

Capital expenditures	1,663	2,090	4,024	4,413

FRANCHISING

Net revenue	$3,852	$2,911	$13,574	$11,793

Operating earnings	2,240	1,475	8,748	7,944

Identifiable assets	2,923	2,215	2,923	2,215

Depreciation/amortization	—	—	—	—

Capital expenditures	—	—	—	—

CORPORATE/OTHER

Net revenue	$—	$—	$—	$—

Operating loss	(6,707)	(8,150)	(19,409)	(18,361)

Identifiable assets	18,216	13,544	18,216	13,544

Depreciation/amortization	1,244	335	3,505	1,671

Capital expenditures	1,897	3,510	4,584	5,863

CONSOLIDATED TOTALS

Net revenue	$90,104	$77,209	$322,600	$300,979

Operating income (loss)	938	(4,070)	26,230	19,073

Interest expense, net	1,099	1,752	4,508	6,038

Income (loss) before income taxes (benefit)	(161)	(5,822)	21,722	13,035

Provision for income taxes (benefit)	(65)	(2,295)	8,665	5,002

Net income (loss)	($96)	($3,527)	$13,057	$8,033

Identifiable assets	$152,918	$146,302	$152,918	$146,302

Depreciation/amortization	3,073	2,597	8,944	7,769

Capital expenditures	3,560	5,600	8,608	10,276

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

         The following pro forma financial information is presented as if the statement were adopted at the beginning of the quarter ended September 30, 2000 (in thousands, except per share amounts):

	Quarter ended		Nine months ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

Reported net income (loss)	$(96)	$(3,527)	$13,057	$8,033

Add back:

Goodwill amortization, net of taxes	—	181	—	547

Pro forma net income (loss)	$(96)	$(3,346)	$13,057	$8,580

Earnings (loss) per share reported — basic	$(0.01)	$(0.28)	$1.01	$0.63

Goodwill amortization	—	0.01	—	0.04

Pro forma earnings (loss) per share — basic	$(0.01)	$(0.27)	$1.01	$0.67

Earnings (loss) per share reported — diluted	$(0.01)	$(0.28)	$0.69	$0.46

Goodwill amortization	—	0.01	—	0.03

Pro forma net earnings (loss) per share — diluted	$(0.01)	$(0.27)	$0.69	$0.49

         The changes in the carrying amount of goodwill and other intangibles for the nine months ended March 30, 2002, by operating segment, are as follows (in thousands):

Retail:

Balance as of June 30, 2001	$13,647

Goodwill acquired during the period	559

Other intangibles	550

Balance as of March 30, 2002	$14,756

         Other intangibles, included in “Other assets,” consisted of amounts paid to a franchisee in connection with a seven-year agreement not to compete. This intangible asset is being amortized over a seven-year period.

         Estimated amortization expense for other intangibles is approximately $21,000 and $27,000 for the quarter and nine months ended March 30, 2002, respectively.

9.	SUBSEQUENT EVENTS

         On April 25, 2002, the Company announced that it had completed the acquisition of thirteen stores in the Seattle, Washington market from Paper Warehouse, Inc. The Company plans to convert these locations to the Party City format. Management currently plans to open these stores in its first fiscal quarter ending September 28, 2002.

         On May 7, 2002, the Company assumed the lease of a franchisee for a store in Sacramento, California under the default terms of the franchisee's lease agreement. The Company plans to reopen the store in June 2002.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from estimates. Such differences could be material to the consolidated financial statements.

         Management believes application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, management has found the application of accounting policies to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.

         The Company’s accounting policies are more fully described in Note 1 to the consolidated financial statements set forth in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 27, 2001. Management has identified certain material accounting policies that are more fully described below.

         Merchandise inventory - Merchandise inventory is carried at the lower of cost or market on a first-in, first-out basis. Inventory is written down for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         Long-lived assets. In the evaluation of the fair value and future benefits of long-lived assets, management performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates.

Results of Operations

SELECTED FINANCIAL DATA
(in thousands, except per share and store data)

	Quarter ended		Nine months ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

Statement of Operations Data

Total revenue	$90,104	$77,209	$322,600	$300,979

Company-owned stores:

Net sales	$86,252	$74,298	$309,026	$289,186

Cost of goods sold and occupancy costs	60,816	53,364	202,411	192,254

Gross profit	25,436	20,934	106,615	96,932

Store operating and selling expense	20,031	18,329	69,724	67,442

Company-owned stores profit contribution	5,405	2,605	36,891	29,490

Franchise stores:

Royalty fees	3,652	2,911	13,031	11,184

Franchise fees	200	—	543	609

Total franchise revenues	3,852	2,911	13,574	11,793

Total franchise expense	1,612	1,436	4,826	3,849

Franchise profit contribution	2,240	1,475	8,748	7,944

General and administrative expense:

Impairment provision	—	2,113	—	2,113

Other general and administrative expenses	6,707	6,037	19,409	16,248

	6,707	8,150	19,409	18,361

Income (loss) before interest and income	938	(4,070)	26,230	19,073

Interest expense, net	1,099	1,752	4,508	6,038

Income (loss) before income taxes (benefit)	(161)	(5,822)	21,722	13,035

Provision for income taxes (benefit)	(65)	(2,295)	8,665	5,002

Net income (loss)	($96)	($3,527)	$13,057	$8,033

Basic earnings (loss) per share	($0.01)	($0.28)	$1.01	$0.63

Diluted earnings (loss) per share	($0.01)	($0.28)	$0.69	$0.46

Weighted average shares outstanding —basic	12,982	12,723	12,909	12,722

Weighted average shares outstanding — diluted	12,982	12,723	18,972	17,646

EBITDA (a)	4,011	640	35,174	28,955

Depreciation and amortization	3,073	2,597	8,944	7,769

	Quarter ended			Nine months ended

	March 30,		March 31,	March 30,		March 31,
	2002		2001	2002		2001

	(Unaudited)			(Unaudited)

Store Data:

Company-owned:

Stores open at beginning of period	198		195	193		197

Stores opened	2		—	6		—

Stores closed	––		(2)	––		(2)

Stores acquired from franchisees	––		—	1		1

Stores sold to franchisees	––		—	––		(3)

Stores open at end of period	200		193	200		193

Average Company-owned stores open in period	199		193	195		194

Franchise:

Stores open at beginning of period	272		259	261		211

Stores opened	5		2	19		48

Stores closed	(33	)(c)	—	(35	)(c)	—

Stores sold to Company	––		—	(1)		(1)

Stores acquired from Company	––		—	––		3

Stores open at end of period	244		261	244		261

Average franchise stores open in period	267		260	270		236

Total stores chainwide	444		454	444		454

Chainwide sales	$185,644		$164,830	$684,153		$623,402

Same store sales increase:

Company-owned stores	13.5%		12.9%	5.8%		10.5%

Franchise stores	9.7%		10.0%	4.3%		4.3%

Average sales per Company-owned store	$433.4		$384.9	$1,584.7		$1,486.9

Balance Sheet Data:

Working capital	$15,095		$12,706	$15,095		$12,706

Total assets	152,918		146,302	152,918		146,302

Bank borrowings and other debt (b)	16,414		30,154	16,414		30,154

Capital lease obligation	122		540	122		540

Stockholders’ equity	62,742		48,898	62,742		48,898

(a)	The Company’s definition of EBITDA is earnings before interest, taxes, depreciation, amortization and impairment provision.

(b)	The bank borrowings and other debt at March 30, 2002 and March 31, 2001 is net of an unamortized debt discount of $1.4 million and $2.4 million, respectively.

(c)	Includes 28 stores closed as a result of Canadian franchise bankruptcy.

Quarter Ended March 30, 2002 Compared to Quarter Ended March 31, 2001

         Retail. Net sales from Company-owned stores increased 16.1% to $86.3 million for the third quarter of fiscal 2002 from $74.3 million for the third quarter of the last fiscal year. Benefitting from the earlier Easter holiday, total chain-wide sales (which include aggregate sales for the collective group of Company-owned and franchise stores) increased 12.6% to $185.6 million from $164.8 million in the comparable period last year. Same store sales increased 13.5% in the third quarter of fiscal 2002. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the third quarter of fiscal 2002 increased 21.5% to $25.4 million from $20.9 million for the third quarter of the last fiscal year. The increase was primarily due to increased sales volume and improved leverage on occupancy costs. Gross margin was 29.5% for the third quarter of fiscal 2002 compared with 28.2% for the third quarter of the last fiscal year.

         Store operating and selling expenses increased 9.3% to $20.0 million for the third quarter of fiscal 2002 from $18.3 million in the third quarter of the last fiscal year. The increase in store operating expenses is primarily attributable to the increase in sales. Store operating and selling expenses were 23.2% and 24.7% of sales for the third quarter of fiscal 2002 and fiscal 2001, respectively. The decrease as a percentage of sales is primarily due to increased store labor productivity. Company-owned stores recorded a contribution of $5.4 million for the third quarter of fiscal 2002, compared to $2.6 million for the third quarter of the last fiscal year. The improvement over the prior year is primarily the result of improved gross margin as well as improved operating efficiencies. The Company opened two new stores during the fiscal quarter ended March 30, 2002. No new stores were opened during the quarter ended March 31, 2001. Pre-opening expenses for these stores and other stores planned to be opened later in the fiscal year were $241,000. All costs of pre-opening are expensed when incurred.

         Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store’s net sales. Five franchise stores were opened and franchise fees of $200,000 were recognized in the third quarter of fiscal 2002. No franchise stores were opened and no franchise fees were recognized in the third quarter of the prior fiscal year. Royalty fees increased 25.5% to $3.7 million in the third quarter of fiscal 2002 from $2.9 million in the third quarter of the last fiscal year which is primarily due to an increase in the average number of stores and a same store sales increase of 9.7% for the franchise stores in the third quarter of fiscal 2002.

         Expenses directly related to franchise revenue increased 12.3% to $1.6 million for the third quarter of fiscal 2002 from $1.4 million for the third quarter of the last fiscal year. As a percentage of franchise revenue, franchise expenses were 41.9% and 49.3% for the third quarter of fiscal 2002 and fiscal 2001, respectively, due to increased revenue on relatively fixed operating costs.

         General and Administrative Expenses. General and administrative expenses decreased 17.7% to $6.7 million in the third quarter of fiscal 2002 from $8.2 million in the third quarter of the last fiscal year. This decrease is primarily due to an impairment provision of $2.1 million which was recorded in the third quarter of the prior fiscal year related to replacement of store registers. This was offset in part by an increase of $519,000 in depreciation related to new systems placed in service. The balance of the increase is primarily due to increases in legal and tax consulting fees and equity based compensation. General and administrative expenses were 7.8% and 11.0% of sales for the third quarter of fiscal 2002 and fiscal 2001. Exclusive of the impairment provision, general and administrative expenses were 8.1% in the prior fiscal year.

         Interest Expense. Interest expense decreased 37.3% to $1.1 million for the third quarter of fiscal 2002 from $1.8 million in the third quarter of the last fiscal year. The decreased expense is primarily attributable to lower outstanding principal balances outstanding due to payments made over the last twelve months on the Company’s 12.5% Secured Notes due 2003, 13.0% Secured Notes due 2003, 13.0% Secured Notes due 2002, 14.0% Secured Notes due 2004 and 14.0% Senior Secured Notes due 2002 (collectively, the “Senior Notes”).

         Income Taxes. The Company’s effective income tax rate was 40.0% in the third quarter of fiscal 2002 compared to 39.4% in the third quarter of the last fiscal year. The tax rate increased as a result of the increase in the federal statutory rate.

         Net Income. As a result of the above factors, net loss for the third quarter of fiscal 2002 was $96,000, or $0.01 loss per basic and diluted share, as compared to net loss of $3.5 million, or $0.28 loss per basic share and diluted share in the third quarter of the last fiscal year.

Nine Months Ended March 30, 2002 Compared to Nine Months Ended March 31, 2001

         Retail. Net sales from Company-owned stores increased 6.9% to $309.0 million for the nine months ended March 30, 2002 from $289.2 million for the nine months ended March 31, 2001. Same store sales increased 5.8% in the nine months ended March 30, 2002. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the nine months ended March 30, 2002 increased 10.0% to $106.6 million from $96.9 million for the nine months ended March 31, 2001. The increase was primarily due to increased sales volume and leverage on fixed occupancy costs. Gross margin was 34.5% for the nine months ended March 30, 2002 compared with 33.5% for the nine months ended March 31, 2001.

         Store operating and selling expenses increased 3.4% to $69.7 million for the nine months ended March 30, 2002 from $67.4 million in the nine months ended March 31, 2001. The increase in store operating expenses is attributable to the increase in sales. Store operating and selling expenses were 22.6% and 23.3% of sales for the nine-month period ended March 30, 2002 and March 31, 2001, respectively. The decrease as a percentage of sales is primarily due to improvements in efficiency in the management of store labor hours and savings in advertising and supply expenses. Company-owned stores recorded a contribution of $36.9 million for the nine months ended March 30, 2002 compared to $29.5 million for the nine months ended March 31, 2001. The improvement over the prior year is primarily the result of improved gross margin as well as improved operating efficiencies. The Company opened six new stores during the nine months ended March 30, 2002. No new stores were opened in the nine months ended March 31, 2001. Pre-opening expenses for these stores and stores planned to be opened later in the fiscal year were $456,000. All costs of pre-opening are expensed when incurred.

         Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store’s net sales. Franchise fees, recognized on 19 store openings, were $543,000 for the nine months ended March 30, 2002, compared to $609,000 for the nine months ended March 31, 2001 relating to 48 store openings. Royalty fees increased 16.5% to $13.0 million in the nine months ended March 30, 2002 from $11.2 million in the nine months ended March 31, 2001 which is primarily due to an increase in the average number of stores and a same store sales increase of 4.3% for the franchise stores in the nine month period ended March 30, 2002.

         Expenses directly related to franchise revenue increased 25.4% to $4.8 million for the nine months ended March 30, 2002 from $3.8 million for the nine months ended March 31, 2001. As a percentage of franchise revenue, franchise expenses were 35.6% and 32.6% for the nine months ended March 30, 2002 and March 31, 2001, respectively. This increase is primarily due to the recording of a provision for bad debt related to the Company’s Canadian franchisee.

         General and Administrative Expenses. General and administrative expenses increased 5.7% to $19.4 million in the nine months ended March 30, 2002 from $18.4 million in the nine months ended March 31, 2001. This increase is attributable, in part, to an increase of $1.4 million in depreciation related to new systems placed in service. The balance of the increase is primarily due to increases in legal and tax consulting fees and equity based compensation. General and administrative expenses were 6.3% of sales for the nine months ended March 30, 2002 and March 31, 2001, respectively, reflecting investments in management and systems. Excluding an impairment provision of $2.1 million which was recorded in the third quarter of the prior fiscal year related to replacement of store registers, general and administrative expenses were 5.6% of sales for the nine months ended March 31, 2001.

         Interest Expense. Interest expense decreased 25.3% to $4.5 million for the nine months ended March 30, 2002 from $6.0 million in the nine months ended March 31, 2001. The decreased expense is primarily attributable to lower average borrowings outstanding under the Loan Agreement, dated January 14, 2000, as amended (“the Loan Agreement”) with Congress Financial Corporation and reduced outstanding principal balances on Senior Notes due to payments made over the last twelve months.

         Income Taxes. The effective income tax rate was 40.0% in the nine months ended March 30, 2002 compared to 38.4% in the nine months ended March 31, 2001. The tax rate increased as a result of the increase in the federal statutory rate.

         Net Income. As a result of the above factors, net income for the nine months ended March 30, 2002 was $13.1 million, or $1.01 per basic share and $0.69 per diluted share, as compared to net income of 8.0 million, or $0.63 per basic share and $0.46 per diluted share for the nine months ended March 31, 2001.

Liquidity and Capital Resources

         The Company’s cash requirements are primarily for working capital, the opening of new stores, the improvement and expansion of existing facilities and the improvement of information systems. Historically, these cash requirements have been met through cash flow from operations and borrowings under the Loan Agreement. At March 30, 2002, working capital was $15.1 million.

         For the nine-month period ended March 30, 2002, cash provided by operating activities was $20.9 million, compared to $22.5 million for the same period of the last fiscal year. The decrease in cash provided by operating activities was primarily attributable to a decrease in non-cash impairment charges compared to the preceding period.

         Cash used in investment activities for the nine-month period ended March 30, 2002 was $10.0 million compared to $9.3 million in the same period in the last fiscal year. The increase in cash used in investing activities was primarily attributable to the continued investment in new systems, new stores and payments made for an acquisition. Six Company-owned stores were opened in the period.

         Cash used in financing activities was $13.3 million for the nine-month period ended March 30, 2002. This relates to payments of $11.7 million on Senior Notes and purchases of treasury stock of $1.8 million.

         At March 30, 2002, the Company had a nominal balance outstanding under the Loan Agreement due to accrued fees. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts, based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was 2.25% per annum at March 30, 2002 or (ii) at the rate of 3/4% per annum above the prime rate, totaling 5.5% at March 30, 2002. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company. At May 3, 2002, the Company had no balance outstanding and $33.2 million was available to be borrowed under the Loan Agreement.

         Company management currently believes that the cash generated by operations, together with the borrowing availability under the Loan Agreement, will be sufficient to meet the Company’s working capital needs for the next twelve months, including planned new store openings.

Accounting and Reporting Changes

         In October of 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121 but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 as it pertains to disposal of a business segment but retains the requirement of that opinion to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, thereby applying to the Company upon the commencement of its fiscal 2003 fiscal year. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

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

PART II OTHER INFORMATION

Item 1.         Legal Proceedings

         The Company was named as a defendant in twelve class action complaints. The Company’s former Chief Executive Officer and the former Chief Financial Officer and Executive Vice President of Operations were also named as defendants. All of the complaints were filed in the United States District Court for the District of New Jersey. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 26, 1998 and March 18, 1999 (the “Class Period”). In October 1999, plaintiffs filed an amended class action complaint and, in February 2000, plaintiffs filed a second amended complaint.

         The second amended complaint alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and sought unspecified damages. The plaintiffs alleged that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition, adequacy of internal controls and compliance with certain loan covenants during the Class Period. The plaintiffs further alleged that because of the issuance of a series of false and misleading statements and/or the failure to disclose material facts, the price of Party City's common stock was artificially inflated.

         In early 2000, defendants moved to dismiss the second amended complaint on the ground that it failed to state a cause of action. On May 29, 2001, the District Court issued an Opinion and Order dismissing the Complaint against all defendants with prejudice. On June 27, 2001, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit. Prior to the argument of the appeal, the parties reached an agreement in principle to settle the action. The parties have requested that the Court of Appeals remand the case to the District Court to supervise the implementation of the settlement. The proposed amount to be paid by the Company under the settlement is not material and is subject to various conditions. These include the completion of the negotiation of a definitive settlement agreement and the approval of the terms of the settlement agreement by the District Court after notice to the members of the class who have the right to object. There can be no assurance that all these conditions will be satisfied.

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

             (b) Reports on Form 8-K

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

Exhibit No.

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

Date: May 14, 2002