Form 10-K
period 2002-06-29
PARTY CITY CORP
filed 2002-09-27
CIK 1005972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 29, 2002

Commission File Number 0-27826

Party City Corporation

(Exact name of registrant as specified in its charter)

Delaware	22-3033692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Commons Way, Rockaway, NJ	07866
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(973) 983-0888

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      The aggregate market value of voting stock held by non-affiliates of the Registrant on September 16, 2002, based on the closing sale price on such date, was approximately $163,036,905.

      The number of outstanding shares of the Registrant’s classes of common stock, $0.01 par value, as of September 16, 2002 was 16,511,070.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Forward-Looking Statements

      This Form 10-K (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as “estimate,” “project,” “expect,” “believe,” “may,” “will,” “intend” or similar statements or variations of such terms. Such forward-looking statements are based on many assumptions that are subject to certain risks and uncertainties, and include among others, the following: levels of sales, store traffic, acceptance of product offerings, competitive pressures from other party supplies retailers and other retailers, availability of qualified personnel, availability of suitable future store locations, schedules of store expansion plans and other factors beyond our control. As a result of the foregoing risks and uncertainties, actual results and performance may differ materially from that projected or suggested herein. Additional information concerning certain risks and uncertainties that could cause our actual results to differ materially from that projected or suggested may be identified from time to time in our Securities and Exchange Commission filings and our public announcements.

Item 1.     Business

      Party City Corporation is based in Rockaway, New Jersey and was incorporated in the State of Delaware in 1996. We operate retail party supplies stores within the continental United States and we sell franchises on an individual store and area franchise basis throughout the United States, and in Puerto Rico, Portugal and Spain. The franchise stores located in Canada were closed during early 2002.

General

      We are a specialty retailer of party supplies with a network of 481 stores. At September 16, 2002, we owned and operated 234 stores in the United States and our franchisees operated an additional 247 stores in the United States, and in Puerto Rico, Portugal and Spain. We believe that we are America’s largest party goods chain. We authorized our first franchise store in 1989 and opened our first Company-owned store in January 1994.

      We operate and franchise party supplies stores that generally range in size from 10,000 square feet to 12,000 square feet. These stores offer a broad selection of brand name and private label merchandise for a wide variety of celebratory occasions, including birthday parties, weddings and baby showers, as well as seasonal events such as Halloween, Christmas, New Year’s Eve, Graduation, Easter, Valentine’s Day, Thanksgiving, St. Patrick’s Day, the Super Bowl and the Fourth of July. We seek to offer customers a “one-stop” party store that provides a wide selection of merchandise at a compelling value. A key element of delivering customer satisfaction is stocking inventory in sufficient quantities to satisfy customer needs for parties of virtually all sizes and types.

      Effective July 3, 1999, we changed our fiscal year end for financial reporting from December 31 to the Saturday nearest to June 30. As used herein, the term “Fiscal Year” refers to the 52 or 53 weeks, as applicable, ending the Saturday nearest to June 30, unless otherwise noted.

Industry Overview

      Traditionally, the retail party supplies business has been fragmented, with consumers purchasing party-related products from single owner-operated party supplies stores and designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains. According to industry sources, the market for party and special occasion merchandise, comprised of party supplies, greeting cards, gift wrap, and related items was estimated at $12.8 billion in sales in 2001.

Business Strategy

      Our objective is to maintain our position as a leading national chain of party supplies stores. In order to maintain continued store growth, our management intends to continue to invest in our human resources and management information systems to further improve the infrastructure necessary to manage continued growth. Key components of our current strategy are:

      Offer a Broad Selection of Merchandise in an Exciting Shopping Environment. We try to provide party-planners and party-goers with convenient one-stop shopping for party supplies and offer what we believe is one of the most extensive selections of party supplies available. A typical Party City store contains approximately 16,000 SKUs and offers a wide variety of patterns, colors and styles within each of the product categories that we carry. We have been expanding the range of items which we offer in order to create consumer loyalty and generate repeat business by striving to maintain a new and exciting product selection.

      Establish Convenient Store Locations. While we believe that our stores typically are destination shopping locations, we seek to maximize customer traffic and quickly build the visibility of new stores by situating our stores in high traffic areas. Site selection criteria include: population density, demographics, traffic counts, complementary retailers, storefront visibility and presence (either in a stand-alone building or in dominant power strip centers, which are generally anchored by a nationally recognized retailer, like Wal-Mart, Target or Kohl’s Department Stores), competition, lease rates and accessible parking. We believe there are an extensive number of suitable domestic locations available for future stores.

      Maintain Value Price Position. We use the aggregate buying power of our 481 Company-owned and franchise stores network which allows the stores to offer a broad line of high quality merchandise at competitive prices. We believe we reinforce customers’ expectations of savings by prominently displaying signs announcing our value pricing and savings opportunities. We also maintain a lowest price guaranty policy in Company-owned stores and we suggest our franchisees adhere to such a policy. This policy guarantees that Party City stores will meet and discount the advertised prices of a competitor’s products. We believe that this policy has helped foster our image of offering consumers exceptional value for their money.

      Provide Excellent Customer Service. We view the quality of our customers’ shopping experience as critical to our continued success and we are committed to making shopping in our stores an enjoyable experience. At Halloween, our most important selling season, each store significantly increases the number of sales associates to ensure prompt service. We believe that the compensation of our store managers and other personnel is competitive and enables us to attract and retain well-qualified, motivated employees who are committed to providing excellent customer service.

      Expansion Plans. Our long-term goal is to increase our market share in existing markets and penetrate new markets in order to expand our position as a leading retailer of party supplies merchandise. We intend to balance growth between opening Company-owned stores and franchise stores to meet our growth objectives. In addition, the fragmented nature of the retail party supplies business may provide opportunities to grow through acquisition. We continuously evaluate acquisition opportunities; however, we have no present commitments or agreements with respect to material acquisitions. We currently plan to open twenty-five to thirty Company-owned stores during Fiscal Year 2003. Franchise store growth is subject to the ability and interest on the part of the franchisees to open stores according to our expansion plans.

Store Locations

      As of September 16, 2002, there were 481 Party City stores open in the United States, and in Puerto Rico, Portugal and Spain. Of these, 234 were Company-owned and 247 were operated by our franchisees. The following table shows the growth in Party City’s network of stores for the Fiscal Years 1998 through 2002.

	Fiscal Year

	1998	1999	2000	2001	2002

Company-owned:
Stores open at beginning of fiscal year	57	148	215	197	193
Stores opened	69	63	2	—	13
Stores closed	—	—	(2)	(2)	—
Stores acquired from franchisees	22	5	—	1	3
Stores sold to franchisees	—	(1)	(18)	(3)	—

Stores open at end of fiscal year	148	215	197	193	209
Franchise:
Stores open at beginning of fiscal year	168	160	178	211	261
Stores opened	15	23	18	51	19
Stores closed(a)	(1)	(1)	(3)	(3)	(35)
Stores purchased by the Company	(22)	(5)	—	(1)	(3)
Stores sold to franchisees	—	1	18	3	—

Stores open at end of fiscal year	160	178	211	261	242

Total Company and franchise stores	308	393	408	454	451

(a)	Our Canadian master franchisee filed for bankruptcy protection under Canadian law, closing 28 stores in fiscal 2002.

      As of June 29, 2002, Party City stores are located in the following states and geographic regions:

Fiscal
Year

Alabama	6
Arizona	8
Arkansas	2
California	52
Colorado	3
Connecticut	9
Delaware	1
Florida	49
Georgia	23
Hawaii	1
Illinois	17
Indiana	5
Kansas	3
Kentucky	1
Louisiana	11
Maryland	12
Massachusetts	3
Michigan	9
Minnesota	5
Mississippi	2
Missouri	5
Nevada	5
New Jersey	32
New Mexico	3
New York	46
North Carolina	15
Ohio	11
Oregon	4
Pennsylvania	24
Rhode Island	1
South Carolina	7
Tennessee	10
Texas	32
Utah	2
Virginia	13
Washington	6
Wisconsin	1
Puerto Rico	5
Portugal	2
Spain	5

Total	451

      We typically seek sites for new stores that are located in a strip or power shopping center near high traffic routes. We seek to lease sites rather than purchase sites. Our site selection criteria include, among other things: population density, demographics, traffic count, complementary retailers, storefront visibility and presence, competition, lease rates and accessible parking. In addition, we carefully consider the presence of existing competition in the market when selecting a site. We believe there is an extensive number of suitable domestic locations available for future sites.

Merchandising

Store Layout.

      Our stores are designed to give the shopper a feeling of excitement and create a festive atmosphere. Our goal is for the customer to be pleased by his or her shopping experience. To achieve this goal, we maintain a wide selection of party supplies in-stock. Party City stores range in size from 6,750 to 15,560 square feet with a typical store size between 10,000 and 12,000 square feet. The stores are divided into various sections of different categories of party supplies, displayed to emphasize value pricing and breadth of merchandise available. The floor plan is designed to impress the customer with the broad selection in each product category.

Product Categories.

      The typical Party City store offers a broad selection of brand name and private label merchandise consisting of over 16,000 SKUs divided into the following categories:

Halloween. As a key component of our sales strategy, our Party City stores provide an extensive selection of costumes for Halloween through our “Halloween Costume Warehouse®” department. The stores also carry a broad array of decorations and accessories for the Halloween season. The Halloween merchandise is prominently displayed to provide an exciting and fun shopping experience for customers. The stores display Halloween-related merchandise throughout the year to position us as the customer’s Halloween shopping resource. We believe that the importance of Halloween is growing significantly among both young children and adults.

Graduation. Customer purchases for graduation parties in the United States primarily occur during April, May and June. These purchases include decorations and tableware related to graduation parties.

Other Seasonal. Customer purchases made for seasonal holiday events compose a significant part of our business. The seasonal category includes products for the Super Bowl, Valentine’s Day, St. Patrick’s Day, Passover, Easter, First Communion, the Fourth of July, Christmas, Hanukkah and

New Year’s Eve. Some of the major items within this category are tableware, decorations, cutouts, lights and balloons tailored to the particular event.

Baby Shower. We maintain a baby shower department, which includes tableware, decorations, balloons, favors, centerpieces and garlands.

Balloons. The balloon department carries a wide selection of basic and decorative latex balloons in various sizes, qualities, colors and package sizes. The balloon department also carries Mylar balloons in numerous sizes, shapes and designs relating to birthday, seasonal, anniversary and other themes.

Birthdays. The birthday product category includes a wide assortment of merchandise to fulfill customer needs for celebrating birthdays, including special ones such as “first,” “sweet sixteen” and other milestone birthdays such as 40th and 50th birthdays. Some of the products in this category include invitations, thank you cards, tableware, hats, horns, banners, cascades, balloons, novelty gifts, piñatas and candies.

Bridal/ Wedding/ Anniversary. This product category includes personalized invitations, tableware, balloons, favors, place setting cards, confetti, honeycomb bells and personalized ribbons. Personalized invitation books containing numerous samples of customizable event invitations are carried from the leading invitation stationers at discounted prices.

Candy. The candy product category includes novelty and packaged candy sold to enhance children’s parties or to be used as piñata fillers. Candy is sold both in individual units and in bulk packaging for customers’ convenience.

Catering Supplies. Our stores offer a broad selection of catering supplies that consists of trays, platters, foil, bowls, warming racks and fuel.

Gift Wrap. This product category includes wide assortments of gift bags, bows, tissue paper, ribbons, printed bags and wrapping paper.

Greeting Cards. This product category includes greeting cards from quality national card vendors at discount prices.

Party Favors. We maintain a party favors department that includes a broad selection of packaged and bulk favors appealing to different age groups. The assortment includes different product lines varying in prices designed to offer customers a variety of purchasing options.

General. We carry a range of brand name and private label merchandise, including tableware, table covers, cutlery, crepe paper, cups and tumblers.

Product Selection, Purchasing and Suppliers.

      We purchase from four suppliers which in the aggregate constituted approximately 44% of our purchases for the Fiscal Year 2002. The loss of any of these suppliers would adversely affect our operations. We consider numerous factors in supplier selection, including, but not limited to, price, credit terms, product offerings and quality. We negotiate pricing with suppliers on behalf of all stores in our network (Company-owned and franchise). We believe that our buying power enables us to receive favorable pricing terms, and enhances our ability to obtain high demand merchandise.

      In order to maintain consistency throughout our store network, we have established an approved list of items that are permitted to be sold in Party City stores. Franchise stores must adhere to these guidelines according to the terms of their franchise agreements. We establish a standard store merchandise layout and presentation format to be followed by Company-owned and franchise stores. Any layout or format changes developed by us are communicated to the managers of stores on a periodic basis. All of the merchandise purchased by stores is shipped directly from suppliers to the stores.

Store Operations

      Customer Service. Customer service and shopping convenience are integral components of our one-stop shopping concept. We view the quality of our customers’ shopping experience as critical to our continued success. For example, at Halloween, our most important selling season, each store significantly increases the number of sales associates in the store.

      Our management believes that the compensation of our store managers and other personnel is competitive and enables us to attract and retain well-qualified, highly motivated employees who are committed to providing excellent customer service.

Franchise Operations

      As of September 16, 2002, the Company had 247 franchise stores throughout the United States, and in Puerto Rico, Portugal and Spain. A Party City store run by a franchisee utilizes the Company’s format, design specifications, methods, standards, operating procedures, systems and trademarks.

      We receive revenue from our franchisees, consisting of an initial one-time fee and an ongoing royalty fee. In addition, each franchisee has a mandated advertising budget, which consists of a minimum initial store opening promotion and ongoing local advertising and promotions. Further, the franchisee must pay an additional 1.0% of net sales to a Party City group advertising fund to cover common advertising materials related to the Party City store concept. We do not offer financing to our franchisees.

      Current franchise agreements provide for an assigned area or territory that typically equals a three-mile radius from the franchisee’s store location and the right to use the Party City logo and trademark “The Discount Party Super Store®.” In most stores, the franchisee or the majority shareholder of a corporate franchisee devotes full time to the management, operation and on-premises supervision of the stores.

      Although such locations are generally obtained and secured by the franchisee, pursuant to the franchise agreement we must approve all site locations. As franchisor, we also supply valuable and proprietary information pertaining to the operation of the Party City store business, as well as advice regarding location, improvements and promotion. We also supply consultation in the areas of purchasing, inventory control, pricing, marketing, merchandising, hiring, training, improvements and new developments in the franchisee’s business operations, and we provide assistance in opening and initially promoting the store.

      We recently added staff to increase our focus on the management of our franchise operations. Additionally, franchisees have been represented on several key operating committees, addressing issues such as merchandising, advertising and information systems initiatives.

      As of September 16, 2002, we had fourteen territory agreements with certain franchisees. These agreements grant the holder of the territory the right to open one or more stores within a stated time period.

Competition

      The party supplies retailing business is highly competitive. Our stores compete with a variety of smaller and larger retailers, including, but not limited to, single owner-operated party supplies stores, specialty party supplies retailers (including superstores), designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains and catalog and Internet sites. Many of these competitors have substantially greater financial resources than we do.

      Management believes that Party City stores maintain a leading position in the party supplies business by offering a wider breadth of merchandise, greater selection within merchandise classes and discount prices on most items in the stores. We believe that our significant buying power, which results from the size of our Party City store network, is an integral advantage.

Trademarks

      We license a number of trademarks and service marks registered with the United States Patent and Trademark Office from our wholly owned subsidiary, including the marks Party City®, The Discount Party Super Store® and Halloween Costume Warehouse®.

Government Regulation

      As a franchisor, we must comply with regulations adopted by the Federal Trade Commission, such as the Trade Regulation Rule on Franchising, which requires us to furnish prospective franchisees with a franchise offering circular. We also must comply with a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship. For instance, state laws that regulate the offer and sale of franchises require us to register before the offer and sale of a franchise can be made in that state.

      State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states. Those laws regulate the franchise relationship, for example, by requiring the franchisor to deal with its franchisees in good faith, by prohibiting interference with the right of free association among franchisees and by regulating discrimination among franchisees with regard to charges, royalties or fees. In some cases, those laws also restrict a franchisor’s rights with regard to the termination of a franchise agreement (for example, by requiring “good cause” to exist as a basis for the termination) by requiring the franchisor to give advance notice to the franchisee of the termination and give the franchisee an opportunity to cure any default, and by requiring the franchisor to repurchase the franchisee’s inventory or provide other compensation. To date, those laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations.

      Each Party City store must comply with applicable regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the opening of a new store or shut down an existing store.

      Party City stores must comply with applicable federal and state environmental regulations, but the cost of complying with those regulations to date has not been material. More stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors can delay, and sometimes prevent, development of new stores in particular locations.

      We and our franchisees must comply with the Fair Labor Standards Act and various state laws governing various matters such as minimum wages, overtime and other working conditions. We and our franchisees also must comply with the provisions of the Americans with Disabilities Act. The Act requires that employers provide reasonable accommodation for employees with disabilities and that stores be accessible to customers with disabilities.

Employees

      As of September 16, 2002, we employed approximately 1,525 full-time and 3,050 part-time employees. We consider our relationships with our employees to be good. None of our employees is covered by a collective bargaining agreement.

Risk Factors

      In addition to other matters identified or described by us from time to time in filings with the Securities and Exchange Commission, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by us or on our behalf. Some of these important factors, but not necessarily all of the important factors, are described below.

We may be unable to achieve our expansion plans for future growth.

      We have grown rapidly primarily through opening new Company-owned stores, with the addition of 13 Company-owned stores during fiscal 2002. We plan to open approximately 25 to 30 new Company-owned stores, net of store closings, in fiscal 2003. Our continued growth will depend, significantly, upon our ability to open such new stores in a timely manner and to operate them profitably. Our expansion is also dependent on the effective continuation and development of our franchise program. Furthermore, successful expansion is subject to various contingencies, many of which are beyond our control. These contingencies include, among others:

•	our and our franchisees’ ability to identify and secure suitable store sites on a timely basis;

•	our and our franchisees’ ability to negotiate advantageous lease terms;

•	our and our franchisees’ ability to complete any necessary construction or refurbishment of these sites; and

•	the successful integration of new stores into existing operations.

      As our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management level sales and other employees. We cannot assure you that we will be able to attract and retain personnel as needed in the future. If we are not able to hire capable store managers and other store level personnel, we will not be able to open new stores as planned and our revenue growth and operating results will suffer.

      We cannot give any assurances that we will be able to continue our expansion plans successfully, that we will be able to achieve results similar to those achieved with prior locations, or that we will be able to continue to manage our growth effectively. Our failure to achieve our expansion plans could materially adversely affect our business, results of operations and financial condition. In addition, we expect our operating margins will be impacted by new store openings because of the addition of pre-opening expenses and the lower sales volume characteristic of new stores. Furthermore, the opening of additional stores in existing markets may attract some of our customers away from our other stores already in operation and diminish their sales.

We may need to raise additional capital to fund our operations.

      If we are unable to generate sufficient cash from operations, we may be required to adopt one or more alternatives to raise cash, such as incurring more indebtedness, selling our assets, seeking to raise additional debt or equity capital or restructuring. If adequate financing is unavailable or is unavailable on acceptable terms, we may be unable to develop or enhance our operations, products and services, take advantage of future opportunities or respond to competitive pressures.

An effective franchise program is key to our success.

      Our growth and success depends in part upon our ability to contract with and retain qualified franchisees, as well as the ability of those franchisees to operate their stores and promote and develop our store concept. Although we have established criteria to evaluate prospective franchisees and our franchise agreements include certain operating standards, each franchisee operates independently. Various laws limit our ability to influence the day-to-day operations of franchise stores. We cannot assure you that our franchisees will be able to operate stores in a manner consistent with our concept and standards. As a result, our franchisees may operate their stores in a manner that reduces the gross revenues of these stores and therefore reduces our franchise revenue.

A downturn in the economy may affect consumer purchases of discretionary items, which could reduce our sales.

      In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or during periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues and profitability will decline. In addition, our sales could be adversely affected by a downturn in the economic conditions in the markets in which we operate.

Our inability to identify, and anticipate changes in, consumer demands and preferences and our inability to respond to such consumer demands in a timely manner could reduce our sales.

      Our products appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Our success depends on our ability to identify product trends as well as to anticipate and respond to changing merchandise trends and consumer demand in a timely manner. We cannot assure you that we will be able to continue to offer assortments of products that appeal to our customers or that we will satisfy changing consumer demands in the future. Accordingly, if:

•	we are unable to identify and respond to emerging trends;

•	we miscalculate either the market for the merchandise in our stores or our customers’ purchasing habits; or

•	consumer demand dramatically shifts away from disposable party supplies our business, results of operations and financial condition could be materially adversely affected. In addition, we may be faced with significant excess inventory of some products and missed opportunities for other products, which would decrease our profitability.

If we lose any of our key vendors or any of our key vendors fail to supply us with merchandise, we may not be able to meet the demands of our customers and our sales could decline.

      Our business is dependent to a significant degree upon close relationships with vendors and our ability to purchase brand name and private label merchandise at competitive prices. During fiscal year 2002, we purchased approximately 44% of the aggregate amount of our merchandise from four vendors. The loss of any of these key vendors could have a material adverse effect on our business, results of operations and financial condition. We cannot guarantee that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future. In this regard, certain merchandise that is in high demand may be allocated by vendors based upon the vendors’ internal criteria which are beyond our control.

      In addition, we believe many of our vendors source their products from China, Mexico and other foreign countries. A vendor could discontinue selling to us products manufactured in foreign countries at any time for reasons that may or may not be in our control, including foreign government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions and trade issues. Our sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

We face a high level of competition in our markets.

      We operate in highly competitive markets. We compete against single owner-operated party supplies stores and designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains. Major chain competitors in our markets include Paper Warehouse, iparty, Factory Card Outlet and Party America. In addition, other stores or internet vendors may enter the market and become significant competitors in the future. Our stores compete, among other things, on the basis of convenience of location and store layout, product mix, selection, customer convenience and price. Many of our competitors have greater financial resources than we do.

      As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Expansion into markets served by our competitors, entry of new competitors or expansion of existing competitors into our markets could be detrimental to our business, results of operations and financial condition.

Our operating results are subject to seasonal and quarterly fluctuations, which could cause the market price of our common stock to decline.

      We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales, operating income and net income. Our net sales, operating income and net income are typically higher in the second fiscal quarter due to sales increases stemming from Halloween and other calendar year end holidays. An economic downturn during this period could adversely affect us to a greater extent than if such downturn occurred at other times of the year.

      In addition, we plan to open approximately 25 to 30 new Company-owned stores, net of store closings, in fiscal 2003. Our results of operations may vary significantly as a result of the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-opening expenses associated with new stores and the relative proportion of new stores to mature stores. Any significant decline in our results of operations as a result of these variations could adversely affect our stock price.

Failure to successfully utilize our information systems could cause interruptions to our business and impair our future growth.

      We need quality and scalable management information systems to efficiently operate our stores and to successfully implement our new store growth strategy. Our systems include point of sale, integrated merchandising and financial systems. We anticipate that our systems initiatives such as the installation of merchandising systems and inventory control systems will serve to optimize our results by improving our data analysis. However, there can be no assurances that the systems will be as beneficial as predicted.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our business.

      Our success depends to a large extent on the continued service of our executive management team. We have employment agreements with two executive officers, but it is possible that members of management may leave us. Departures by our executive officers could have a negative impact on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. We do not maintain key-man life insurance on any of our executive officers.

      In addition, as our business expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. Although we generally have been able to meet our staffing requirements in the past, our inability to do so in the future at costs that are favorable to us, or at all, could impair our ability to increase revenue, and our customers could experience lower levels of customer care.

Our stock price may be volatile and could decline substantially.

      The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, including:

•	our operating results failing to meet the expectations of securities analysts or investors in any quarter;

•	downward revisions in securities analysts’ estimates;

•	material announcements by us or our competitors;

•	governmental regulatory action; or

•	adverse changes in general market conditions or economic trends.

Item 2.	Properties

      As of September 16, 2002, we leased all of our 234 Company-owned stores. We also lease our corporate headquarters property in Rockaway, New Jersey. We occupy approximately 31,000 square feet of office space for our headquarters under leases expiring in 2004.

      Of the leases for the Company owned stores, two expire in Fiscal Year 2003, eight expire in Fiscal Year 2004, twelve expire in Fiscal Year 2005 and the balance expire in Fiscal Year 2006 or thereafter. We have options to extend each of such leases for a minimum of five years.

Item 3.	Legal Proceedings

Securities Litigation

      We were named as a defendant in twelve class action complaints in the United States District Court for the District of New Jersey. Our former Chief Executive Officer and our former Chief Financial Officer and Executive Vice President of Operations were also named as defendants in these complaints. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 26, 1998 and March 18, 1999 (the “Class Period”). In October 1999, plaintiffs filed an amended class action complaint and, in February 2000, plaintiffs filed a second amended complaint, which alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and sought unspecified damages. The plaintiffs alleged that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, Party City’s financial condition, adequacy of internal controls and compliance with certain loan covenants during the Class Period. The plaintiffs further alleged that because of the issuance of a series of false and misleading statements and/or the failure to disclose material facts, the price of Party City’s common stock was artificially inflated.

      In early 2000, defendants moved to dismiss the second amended complaint on the ground that it failed to state a course of action. On May 29, 2001, the District Court issued an Opinion and Order dismissing the Complaint against all defendants with prejudice. On June 27, 2001, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit. In April 2002, the parties reached an agreement in principle to settle the action, and the Court of Appeals has remanded the case to the District Court to supervise the implementation of the settlement. The terms of the settlement are contained in the agreement in principle, and include the settlement amount we are to pay, which is not material to our results of operations or financial condition. The settlement provided for in the agreement in principle is subject to certain conditions, including the negotiation of a definitive settlement agreement and the approval of the terms of the settlement agreement by the District Court after notice to the members of the class who have the right to object. There can be no assurance that all these conditions will be satisfied.

Other

      A lawsuit was filed on September 25, 2001 against Party City in Los Angeles Superior Court by an assistant manager in one of our California stores for himself and on behalf of other members of an alleged class of Party City store managers (the “Class”) who claim we misclassified the Class members as exempt from California overtime wage and hour laws. The Class members seek the disgorgement of overtime wages allegedly owed by us to them but not paid and they also seek punitive damages and statutory penalties. If a class is certified, liability is found and a judgment is entered, such a judgment may adversely affect us.

      In addition to the foregoing, from time to time we are involved in routine litigation incidental to the conduct of our business. We are aware of no other material existing or threatened litigation to which we are or may be a party.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 29, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has traded on the Nasdaq National Market under the symbol “PCTY” since its re-listing in July 2001. From July 1999 until its re-listing on the Nasdaq National Market, our common stock was traded on the OTC Bulletin Board, an electronic quotation service for NASD Market Makers. From March 1996 until July 1999 our common stock was traded on the Nasdaq National Market.

      The following table sets forth the high and low closing sale prices of the common stock through June 29, 2002.

	High	Low

Quarter Ended:
June 29, 2002	$18.30	$12.61
March 30, 2002	14.42	7.31
December 29, 2001	7.75	5.50
September 29, 2001	8.78	4.80
Quarter Ended:
June 30, 2001	$6.00	$3.26
March 31, 2001	3.73	2.90
December 30, 2000	4.50	3.05
September 30, 2000	4.00	2.40

      At September 16, 2002, the number of holders of record of the common stock was approximately 3,125.

Dividends

      We have never paid cash dividends on our capital stock and do not intend to pay cash dividends in the foreseeable future. We expect that earnings will be retained for the continued growth and development of our business. Future dividends, if any, will depend upon our earnings, financial condition, working capital requirements, compliance with covenants in agreements to which we are or may be subject, future prospects and any other factors deemed relevant by our Board of Directors. Under various agreements to which we are a party, principally under the Loan Agreement with Congress Financial, we currently are not permitted to pay any dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Unregistered Securities

      Pursuant to separate Securities Purchase Agreements, each dated as of August 16, 1999 (the “Purchase Agreements”), we issued the Notes and the Warrants (each as defined below) to the investors set forth therein (the “Investors”) for an aggregate purchase price of $30 million. Under the terms of an amendment to the Securities Purchase Agreements, dated as of January 14, 2000 (the “First Amendment”), the Amended Warrants were exercisable for an aggregate of 6,880,000 shares of common stock at an exercise price of $1.07 per share and may be exercised at any time through August 16, 2006. In fiscal 2002, there were 3,696,000 warrants exercised. Upon the cashless exercises, the warrant holders received 3,381,624 shares of common stock. The remaining 314,376 shares with a market value of $3,954,720 were surrendered in connection with this exercise. The shares of common stock remaining for issuance under the Amended Warrants represent approximately 16% of the shares of common stock outstanding after giving effect to the full exercise of the Amended Warrants. The private placement of the issuance and sale of the Notes and the Amended Warrants to the Investors was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act.

Equity Compensation Plan Information

      The following sets forth certain information as of June 29, 2002 concerning our equity compensation plans:

			Number of securities
			remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders[1]	2,046,699 [2]	$6.58	1,015,552 [3]
Equity compensation plans not approved by security holders[4]	85,028 [5]	$5.79	314,972

Total	2,131,727	$6.55	1,330,524

(1)	Consists of our Amended and Restated 1994 Stock Option Plan (the “1994 Plan”), Amended and Restated 1999 Stock Incentive Plan (the “1999 Plan”), and Employee Stock Purchase Plan (the “ESPP”).

(2)	Includes 821,976 outstanding options for our common stock pursuant to the 1994 Plan, 1,182,900 outstanding options for our common stock pursuant to the 1999 Plan and 41,823 shares of our common stock which will be issued on January 1, 2003 pursuant to the ESPP. Under the ESPP, our employees have the opportunity to purchase shares of our common stock at a discount through accumulated payroll deductions. The shares which will be issued in January 2003 will have a purchase price of $6.34 per share.

(3)	The 1994 Plan terminated on September 4, 2000 so no additional options may be issued thereunder, 807,375 options remain available for issuance pursuant to the 1999 Plan and 208,177 shares of our common stock remain available for issuance pursuant to the ESPP.

(4)	Consists of our Management Stock Purchase Plan. A description of our Management Stock Purchase Plan is contained in Note 10 to the consolidated financial statements located herein.

(5)	These shares will be issued in future periods as provided for in the Plan.

Item 6.	Selected Financial Data

      We have derived the selected financial data presented below from our audited consolidated financial statements for the fiscal years ended December 31, 1997 and 1998, July 1, 2000, June 30, 2001 and June 29, 2002 and the six months ended July 3, 1999. The selected financial information presented below should be read in conjunction with such financial statements and notes thereto. The six months ended June 30, 1998 is unaudited and presented for comparative purposes.

SELECTED FINANCIAL DATA

	Year Ended

	June 29,	June 30,	July 1,	December 31,	December 31,
	2002	2001	2000	1998	1997

	(in thousands, except per share and store data)
Statement of Operations Data:
Total revenue	$423,510	$395,900	$363,399	$294,334	$141,714

Company-owned stores:
Net sales	$405,821	$380,671	$349,722	$282,923	$131,028
Cost of goods sold and occupancy costs	263,980	252,320	240,356	194,761	86,372

Gross profit	141,841	128,351	109,366	88,162	44,656
Store operating and selling expense	91,576	88,128	83,470	73,970	31,880

Company-owned stores profit contribution	50,265	40,223	25,896	14,192	12,776
General and administrative expenses	27,086	26,603	30,399	15,939	7,049

Retail profit contribution (loss)	23,179	13,620	(4,503)	(1,747)	5,727
Franchise stores:
Royalty fees	17,048	14,604	13,187	10,841	10,224
Franchise fees	641	625	490	570	462

Total franchise revenues	17,689	15,229	13,677	11,411	10,686
Total franchise expense	6,563	4,937	4,406	4,114	3,998

Franchise profit contribution	11,126	10,292	9,271	7,297	6,688
Income before interest and income taxes	34,305	23,912	4,768	5,550	12,415
Interest expense (income), net	5,610	7,949	8,423	2,636	(212)

Income (loss) before income taxes	28,695	15,963	(3,655)	2,914	12,627
Income tax provision (benefit)(a)	11,503	6,002	(4,636)	1,127	4,957

Net income	$17,192	$9,961	$981	$1,787	$7,670

Basic earnings per share	$1.32	$0.78	$0.08	$0.14	$0.65

Diluted earnings per share	$0.89	$0.56	$0.07	$0.14	$0.64

Weighted average shares outstanding — basic	13,068	12,723	12,611	12,411	11,749

Weighted average shares outstanding — diluted	19,313	17,819	14,283	12,704	12,039

EBITDA(b)	$46,461	$36,618	$24,486	$12,148	$15,209

Cash flows provided from (used in):
Operating activities	$34,127	$29,655	$9,334	$(2,697)	$9,048

Investing activities	(20,008)	(15,664)	6,184	(39,094)	(39,925)

Financing activities	(20,494)	(8,099)	(23,038)	45,448	19,162

	Year Ended

	June 29,	June 30,	July 1,	December 31,	December 31,
	2002	2001	2000	1998	1997

	(in thousands, except per share and store data)
Operating Data:
Number of Company-owned stores (end of year)	209	193	197	207	117

Increase in Company-owned same store sales	4.9%	10.3%	3.8%	11.3%	15.5%

Number of franchise stores (end of year)	242	261	211	167	158

Increase in franchise same store sales	4.5%	4.3%	7.9%	6.8%	14.8%

Average sales per Company-owned store	$2,044	$1,961	$1,810	$1,684	$1,740

Depreciation and amortization	12,156	10,431	10,757	6,598	2,794

Special charges(c)	—	—	7,789	—	—

Impairment	—	2,275	1,172	—	—

Balance Sheet Data:
Working capital (deficiency)	$14,707	$8,784	$15,069	$(15,039)	$13,931

Total assets	149,054	141,342	132,086	144,032	89,615

Bank borrowings(d)	8,915	16,006	29,547	—	3,150

Stockholders’ equity	67,599	51,090	40,861	49,368	45,783

	Six Months Ended

	July 3, 1999	June 30, 1998

		(unaudited)
Statement of Operations Data:
Total revenue	$156,509	$97,272

Company-owned stores:
Net sales	$151,349	$92,718
Cost of goods sold and occupancy costs	109,858	65,246

Gross profit	41,491	27,472
Store operating and selling expense	42,052	24,111

Company-owned stores profit contribution (loss)	(561)	3,361
General and administrative expenses	15,856	5,615

Retail profit loss	(16,417)	(2,254)
Franchise stores:
Royalty fees	4,907	4,379
Franchise fees	253	175

Total franchise revenues	5,160	4,554
Total franchise expense	1,906	1,803

Franchise profit contribution	3,254	2,751
Income (loss) before interest and income taxes	(13,163)	497
Interest expense, net	2,378	873

Loss before income taxes	(15,541)	(376)
Income tax benefit(a)	(2,125)	(146)

Net loss	$(13,416)	$(230)

Basic and diluted loss per share	$(1.08)	$(0.02)

Weighted average shares outstanding — basic and diluted	12,455	12,376

EBITDA(b)	$(1,776)	$4,131

Cash flows provided from (used in):
Operating activities	$779	$(21,754)

Investing activities	$(7,933)	$(12,832)

Financing activities	$11,732	$36,440

Other information:
Depreciation and amortization	5,229	3,634
Special charges(c)	5,858	—
Impairment charge	300	—
Balance Sheet Data:
Working capital (deficiency)	$(26,694)	$40,805

Total assets	161,319	119,168

Bank borrowings and other long-term liabilities(d)	—	40,182

Stockholders’ equity	35,934	46,103

(a)	The year ended July 1, 2000 includes $3.7 million of benefit related to the reversal of valuation reserves on deferred tax assets established in the six months ended July 3, 1999 due to the uncertainty at that time that our net operating loss carryforwards would be realized.

(b)	Our definition of EBITDA is earnings before interest, taxes, depreciation, amortization and impairment charge and exclusive of special charges. We believe EBITDA provides additional information for determining our ability to meet future debt service requirements. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing our operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. We have presented EBITDA, however, because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and/or incur debt. Our computation of EBITDA may not be comparable to similar titled measures of other companies.

(c)	Special charges relate to consulting services, accounting fees, bank fees, legal fees and other expenses related to our financial restructuring.

(d)	Excludes borrowings under our previous Credit Agreement of $58.6 million and $46.8 million included in current liabilities at July 3, 1999 and December 31, 1998, respectively. Bank borrowings and other long-term liabilities at June 29, 2002, June 30, 2001 and July 1, 2000 is net of an unamortized debt discount of $1.3 million, $1.9 million and $3.0 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements.

      We believe our application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.

      Our accounting policies are more fully described in Note 1 to the consolidated financial statements contained herein. We have identified certain critical accounting policies that are described below.

      Merchandise inventory. Inventory is valued using the cost method which values inventory at the lower of the actual cost or market, at the individual item level. Cost is determined using the weighted average method. Inventory levels are reviewed to identify slow-moving and closeout merchandise that will no longer be carried. Market is determined by the estimated net realizable value, based upon the merchandise selling price.

      Long-lived assets excluding goodwill. In the evaluation of the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates.

      Insurance accruals. The determination of insurance accruals is done using the services of an actuary, applying certain historical experience factors. Should a greater amount of claims occur compared to what was estimated or costs increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the consolidated financial statements could be required.

      Goodwill. We evaluate goodwill whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates.

General

      Net Sales. Net sales include same store sales and new store sales. Same store sales include sales for those stores which were in operation for a full period in both the current month and the corresponding month for the prior year. New store sales include sales in the current fiscal year from stores opened during the previous fiscal year before they are considered same stores and new stores opened in the current fiscal year.

      Cost of sales. Cost of sales includes the cost of merchandise, freight to the stores and store occupancy costs. Store occupancy costs include rent, common area maintenance, real estate taxes, repairs and maintenance, depreciation and utilities.

      Store operating and selling expenses. Store operating and selling expenses consist of selling and store management payroll, employee benefits, insurance, employment taxes, advertising, pre-opening expenses which are expensed when incurred and other store level expenses.

      General and administrative expenses. General and administrative expenses include payroll and employee benefits, employment taxes, management information systems, marketing, insurance, legal and other corporate level expenses. Corporate level expenses are primarily attributable to our corporate offices in Rockaway, New Jersey.

      Franchising. Franchise revenue is composed of the initial franchise fees, which are recorded as revenue when a franchise store opens, and ongoing royalty fees, generally 4.0% of the store’s net sales.

      Interest expense. Interest and debt expense includes interest relating to our senior notes and credit facility. Interest also includes amortization of financing intangibles, bank service charges and interest on capital lease obligations.

Results of Operations

      Our revenues and earnings are generated primarily from our two business segments — Retail and Franchising.

     Year Ended June 29, 2002 (“Fiscal 2002”) Compared to Year Ended June 30, 2001 (“Fiscal 2001”)

      Retail. Net sales from Company-owned stores increased 6.6% to $405.8 million in Fiscal 2002 from $380.7 million in Fiscal 2001. The Fiscal 2002 results include 193 stores which were open at the beginning of that year, plus three stores acquired during the year and 13 stores opened during the year. Same store sales increased 4.9% in Fiscal 2002.

      Gross profit for Fiscal 2002 increased 10.5% to $141.8 million compared to $128.4 million for Fiscal 2001. The increase in Fiscal 2002 was primarily due to increased sales volume and improvements in gross margin. Gross margin was 35.0% and 33.7% of sales for Fiscal 2002 and Fiscal 2001, respectively. The increase in gross margin was related primarily to stronger controls over inventory resulting in reduced inventory loss, improved buying and leveraged occupancy costs.

      Store operating and selling expenses increased 3.9% to $91.6 million for Fiscal 2002, compared to $88.1 million in Fiscal 2001. The increase in store operating expenses is primarily attributable to increased expenses related to new stores. Store operating expenses were 22.6% of sales for Fiscal 2002 compared to 23.2% of sales for Fiscal 2001 due to efficiencies occurring in staffing and advertising resulting from an increase in average store sales. Company-owned store profit contribution increased to $50.3 million for Fiscal 2002, compared to $40.2 million for Fiscal 2001.

      Pre-opening expenses of $753,000 were recorded in Fiscal 2002 for 13 new stores opened during the year and for eight stores scheduled to open in the first quarter of Fiscal 2003. Pre–opening expenses of $78,000 were recorded in Fiscal 2001 for four stores opened in the first quarter of Fiscal 2002.

      General and administrative expenses increased 1.8% to $27.1 million in Fiscal 2002, compared to $26.6 million in Fiscal 2001. The increase is primarily attributable to an increased store base and depreciation related to the investments in centralized systems and programs that provide efficiencies at the store level. An impairment charge of $2.3 million related to store registers replaced in our information system initiative was recorded in Fiscal 2001. Excluding this impairment charge, general and administrative expenses increased 11.3% in Fiscal 2002 compared to Fiscal 2001. Payroll and benefits increased $1.2 million or 10.4%, to $13.2 million in Fiscal 2002 from $12.0 million in Fiscal 2001 as a result of additional headquarters personnel and increased bonus payments. Exclusive of the impairment charge discussed above, general and administrative expenses were 6.7% and 6.4% of sales in Fiscal 2002 and Fiscal 2001, respectively.

      Retail profit contribution increased by 70.2% to $23.2 million in Fiscal 2002, compared to $13.6 million in Fiscal 2001. Retail profit contribution as a percent of sales was 5.7% in Fiscal 2002 compared to 3.6% in Fiscal 2001 reflecting improvements and efficiencies from increased sales volume, a developing central support staff and margin improvements.

      Franchising. Royalty fees increased 16.7% to $17.0 million in Fiscal 2002 from $14.6 million in Fiscal 2001. Franchise fees, recognized on 19 store openings during Fiscal 2002 increased 2.6% to $641,000 compared to $625,000 during Fiscal 2001 recognized on 51 store openings. The 51 store openings in Fiscal 2001 include 23 new Party Supermarket stores, for which the initial franchise fee was not collected and 10 new Canadian stores, for which only a reduced initial franchise fee was collected. Franchise same store sales increased 4.5% in Fiscal 2002.

      Expenses directly related to franchise revenue increased 32.9% to $6.6 million for Fiscal 2002 from $4.9 million for Fiscal 2001. This increase is primarily attributable to additional franchise personnel required to operate this portion of our business, and the recording of a provision for bad debt related to our Canadian franchisee. As a percentage of franchise revenue, franchise expenses were 37.1% and 32.4% for Fiscal 2002 and Fiscal 2001, respectively.

      Franchise profit contribution increased 8.1% to $11.1 million for Fiscal 2002 compared to $10.3 million for Fiscal 2001. The increase in franchise profit contribution is due to the increase in royalty and franchise fees offset in part by an increase in franchise expenses, as discussed above.

      Interest Expense. Interest expense decreased to $5.6 million for Fiscal 2002 from $7.9 million in Fiscal 2001. This is attributable to a reduction in principal balance in Fiscal 2002 as compared to Fiscal 2001. We expensed approximately $19,000 in the write-off of debt-issue costs, included in interest expense, related to an additional prepayment of $7.7 million made in June 2002.

      Income Taxes. Income taxes of $11.5 million, or 40.1% of pre-tax income, were provided in Fiscal 2002 compared to income taxes of $6.0 million, or 37.6% of pre-tax income recorded in Fiscal 2001. The effective income tax rate increased as a result of the increases in our marginal federal rate and state tax rates.

      Net Income. As a result of the above factors, net income increased to $17.2 million or $1.32 per basic share and $0.89 per diluted share in Fiscal 2002, as compared to net income of $10.0 million, or $0.78 per basic share and $0.56 per diluted share in Fiscal 2001.

Year Ended June 30, 2001 (“Fiscal 2001”) Compared to Year Ended July 1, 2000 (“Fiscal 2000”)

      Retail. Net sales from Company-owned stores increased 8.8% to $380.7 million in Fiscal 2001 from $349.7 million in Fiscal 2000. The Fiscal 2001 results include 197 stores which were open at the beginning of that year plus one store acquired during the year, less three stores sold and two stores closed during the year. Same store sales increased 10.3% in Fiscal 2001. Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for Fiscal 2001 increased 17.4% to $128.4 million compared to $109.4 million for Fiscal 2000. The increase in Fiscal 2001 was primarily due to increased sales volume and improvement in gross margin. Gross margin was 33.7% and 31.3% of sales for Fiscal 2001 and Fiscal 2000, respectively. The increase in gross margin was related primarily to stronger controls over inventory resulting in reduced inventory loss and improved buying.

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

      Franchising. Franchise revenue is composed of the initial franchise fees which are recorded as revenue when a franchise store opens, and ongoing royalty fees, generally 4.0% of the store’s net sales. Royalty fees increased 10.7% to $14.6 million in Fiscal 2001 from $13.2 million in Fiscal 2000. Franchise fees recognized on 51 store openings during Fiscal 2001 increased 27.6% to $625,000 compared to $490,000 during Fiscal 2000 recognized on 23 store openings. Franchise same store sales increased 4.3% in Fiscal 2001.

      Expenses directly related to franchise revenue increased 12.1% to $4.9 million for Fiscal 2001 from $4.4 million for Fiscal 2000. This increase is primarily attributable to additional franchise personnel required to operate this portion of the Company’s business and the infrastructure to support such employees. As a percentage of franchise revenue, franchise expenses were 32.4% and 32.2% for Fiscal 2001 and Fiscal 2000, respectively.

      Franchise profit contribution was increased 11.0% to $10.3 million for Fiscal 2001 compared to $9.3 million for Fiscal 2000. The increase in franchise profit contribution is due to the increase in royalty and franchise fees offset in part by an increase in franchise expenses, as discussed above.

      General and Administrative. General and administrative expenses decreased 12.5% to $26.6 million in Fiscal 2001, compared to $30.4 million in Fiscal 2000. The decrease is primarily attributable to $7.8 million in special charges, relating to consulting, accounting, banking and other expenses resulting from our refinancing arrangements in Fiscal 2000, with no comparable special charges in Fiscal 2001. An impairment charge of $2.3 million related to store registers replaced in our information system initiative was recorded in Fiscal 2001, compared to an impairment charge of $1.2 million in Fiscal 2000 related to long-lived assets in certain underperforming stores. Excluding special charges and impairment, general and administrative expenses increased 13.5% to $24.3 million in Fiscal 2001 compared to $21.4 million in Fiscal 2000. Payroll and benefits increased $1.9 million or 19.1%, to $12.0 million in Fiscal 2001 from $10.1 million in Fiscal 2000 as a result of additional headquarters personnel and increased bonus payments. Exclusive of special charges and the impairment charge discussed above, general and administrative expenses were 6.4% and 6.1% of sales in Fiscal 2001 and Fiscal 2000, respectively.

      Interest Expense. Interest expense decreased to $7.9 million for Fiscal 2001 from $8.4 million in Fiscal 2000. This is attributable to a reduction in principal balance following a scheduled payment of $5.1 million in January 2001. We expensed approximately $100,000 in the write-off of debt-issue costs, included in interest expense, related to an additional prepayment of $3.0 million made in June 2001.

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

Liquidity and Capital Resources

      Cash provided by operating activities was $34.1 million in Fiscal 2002 compared to $29.7 million in Fiscal 2001. The increase is primarily due to an increase in net income in Fiscal 2002 of $17.2 million and extended terms in accounts payable granted by vendors in connection with new store openings.

      Net cash of $20.0 million was used in investing activities in Fiscal 2002 as a result of investments in new systems and new stores, compared to $16.9 million used in investing in new systems and acquisitions offset by $1.2 million received from the sale of stores in Fiscal 2001.

      Net cash used in financing activities was $20.5 million, primarily the result of the scheduled repayment of $11.7 million of the Notes during the 2002 fiscal year and the prepayment of $7.7 million of the Notes in June 2002 compared to $8.1 million used primarily for payment of the Notes in Fiscal 2001.

      As of June 29, 2002, we had no balance outstanding under our Loan and Security Agreement dated January 14, 2000 (the “Loan Agreement”), with Congress Financial Corporation. Pursuant to the Loan Agreement, we have a standby letter of credit of $1,430,000 at June 29, 2002. Under the terms of the Loan Agreement, we may from time to time borrow, based on a percentage of eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at our option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was 2.25% per annum at June 29, 2002, or (ii) at the rate of  3/4% per annum above the prime rate, totaling 5.50% at June 29, 2002. The term of the Loan Agreement is three years with yearly renewals thereafter and is secured by a lien on substantially all of our assets. We feel that financing through the renewal of this Loan Agreement or through other sources is available. At September 16, 2002, there was $19.4 million outstanding including the letter of credit and $20.6 million available to be borrowed under the Loan Agreement.

      In August, 1999, we received $30 million in financing from certain investors (the “Investors”), who purchased senior secured notes and warrants pursuant to the Securities Purchase Agreement. Under the Purchase Agreement, we issued (i) $10 million 12.5% Secured Notes due 2003 (the “A Notes”); (ii) $5 million 13.0% Secured Notes due 2003 (the “B Notes”); (iii) $5 million 13.0% Secured Notes due 2002 (the “C Notes”); (iv) $10 million 14.0% Secured Notes due 2004 (the “D Notes” and, together with the A Notes, the B Notes and the C Notes, the “Notes”); and (v) warrants (the “Warrants”) to purchase 6,880,000 shares of our common stock at an initial exercise price of $3.00 per share issued in connection with the sale and issuance of the C Notes and the D Notes. The Notes are secured by a junior lien on substantially all of our assets. The Warrants were valued at $2.0 million based on management’s estimate using certain fair value methodologies and represent an original issue discount to the C Notes and D Notes. The Warrants may be exercised on or before the close of business on August 16, 2006. The proceeds from the $30 million in new financing were used for the purchase of seasonal inventory, the payment of amounts due under our previous Credit Agreement, certain transaction fees and working capital.

      Pursuant to the First Amendment, on January 14, 2000, we received $7 million in cash proceeds from the sale to certain of the Investors (the “Investor Group”) of a new series of senior secured notes. Under the First Amendment, we issued $7 million in aggregate principal amount of 14.0% Senior Secured Notes due 2002 (the “E Notes”). The E Notes were secured by a lien on substantially all of our assets. Under the terms of the First Amendment, the interest rate on the A Notes, the B Notes, the C Notes and the D Notes was increased by 4.5%. The Investor Group, together with the Investors and Congress, entered into an intercreditor agreement. In consideration for waivers and forbearances granted by the Investors to various defaults under the terms of our A Notes, B Notes, C Notes and D Notes, we also agreed to amend and restate the terms of the Warrants held by the Investors to acquire 6,880,000 shares of our common stock. The amended and restated warrants (the “Amended Warrants”) provide for an exercise price of $1.07 per share and were issued upon surrender of the Warrants, which had an exercise price of $3.00 per share. The Amended Warrants were valued at $3.2 million based on management’s estimate using certain fair value methodologies and represent an original issue discount to the C Notes and D Notes. This discount is being amortized using the effective interest method. The effective yield was 28.6% on the C Notes and is 28.9% on the D Notes. As of June 29, 2002, we had approximately $10.2 million in notes payable to investors.

      The amounts of each Note outstanding are as follows:

		June 29,	June 30,
Note	Description	2002	2001

Series A	12.5% Secured Notes due 2003	$—	$5,104
Series B	13.0% Secured Notes due 2003	—	5,103
Series C	13.0% Secured Notes due 2002	—	5,103
Series D	14.0% Secured Notes due 2004	10,207	10,207
Series E	14.0% Senior Secured Notes due 2002	—	4,000

		10,207	29,517
	Unamortized debt discount	(1,292)	(2,145)

	Less: Current portion, net of debt discount	—	(11,366)

		$8,915	$16,006

      As of June 29, 2002, the aggregate maturities of Secured Notes are due as follows:

January 2003	$—
January 2004	10,207

10,207

Less: Unamortized debt discount	(1,292)

$8,915

      We were in violation of a covenant under the Securities Purchase Agreements (as amended) related to the amount of capital expenditures during the fiscal years ended June 29, 2002 and June 30, 2001. We exceeded the capital expenditures limit primarily because of additional costs related to expanded functionality in the merchandise management system, acquisitions and new store expansion. We received waivers at no cost from the Investors for these violations.

      In September 2001, the Board of Directors authorized us to repurchase up to $15 million of our outstanding common stock. The stock repurchases are made at the discretion of management. As of June 29, 2002, we had repurchased 284,000 shares for an aggregate amount of $1.8 million, or 12.2% of the total amount authorized to be purchased. No stock repurchases have been made subsequent to June 29, 2002.

      Our management currently believes that the cash generated by operations, together with the borrowing availability under the Loan Agreement, will be sufficient to meet our working capital infrastructure and new store growth needs for the next twelve months.

Contractual Obligations and Commercial Commitments

      To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided:

	Payments Due By Period (in thousands)

	Total	1 Year	2-3 Years	4-5 Years	After 5 years

Contractual Obligations
Senior Notes	$10,207	$—	$10,207	$—	$—
Capital lease obligations	56	34	22	—	—
Operating leases	281,840	42,904	85,344	77,527	76,065

Total Contractual Obligations	$292,103	$42,938	$95,573	$77,527	$76,065

Accounting and Reporting Changes

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued two new pronouncements: Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

      SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 “Business Combinations” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). The adoption of this statement did not have a material impact on our results of operations or financial condition.

      SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets.” On July 1, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result, we no longer amortize goodwill, but periodically we evaluate goodwill for recoverability. We also evaluate goodwill whenever events and changes in circumstance suggest that the carrying amount may not be recoverable from its estimated future cash flows. In Fiscal 2001, we recorded $1.0 million of goodwill amortization which decreased net earnings by $725,000.

Accounting Standards Not Yet Adopted

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. We will adopt SFAS No. 143 beginning in the first fiscal quarter of fiscal 2003. We believe that the adoption of SFAS No. 143 will not have a material impact on our results of operations or financial condition.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121 and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 144 in the first fiscal quarter of fiscal 2003. We believe that the adoption of SFAS No. 144 will not have a material impact on our results of operations or financial condition.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on our results of operations or financial condition.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We are currently evaluating the impact of SFAS No. 146 on our consolidated financial statements.

Impact of Inflation

      We believe that inflation did not have a material impact on our operations for the periods reported. Significant increases in cost of merchandise purchased, labor, employee benefits and other operating expenses could have a material adverse effect on our results of operations and financial condition.

Seasonality

      Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of our net sales, cash flow and net income for the year during the fourth calendar quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to holiday sales for end of year holidays. Our results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We, in the normal course of doing business, are theoretically exposed to interest rate change and market risk. As borrowing patterns are cyclical, we are not dependent on borrowing throughout the year. Therefore, a sudden increase in interest rates (which under the Loan Agreement is dependent on the prime rate) may, during peak borrowing, have a negative impact on short-term results.

Item 8.	Financial Statements and Supplementary Data

      The response to this item is submitted as a separate section of this Report commencing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

      In accordance with general instruction G(3) of Form 10-K, the information called for by Items 10, 11, 12 and 13 of Part III is incorporated by reference from our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) List of Documents filed as part of this Annual Report on Form 10-K.

      1. The following consolidated financial statements listed below are filed as a separate section of this Report commencing on page F-1.

      Independent Auditors’ Report — Deloitte & Touche LLP.

      Consolidated Balance Sheets as of June 29, 2002 and June 30, 2001.

Consolidated Statements of Income for the years ended June 29, 2002, June 30, 2001 and July 1, 2000.

Consolidated Statements of Stockholders’ Equity for the years ended June 29, 2002, June 30, 2001 and July 1, 2000.

Consolidated Statements of Cash Flows for the years ended June 29, 2002, June 30, 2001 and July 1, 2000.

Notes to Consolidated Financial Statements for the years ended June 29, 2002, June 30, 2001 and July 1, 2000.

      2. Financial Statement Schedules — Not Applicable.

      3. List of Exhibits.

      The following exhibits are included as a part of this Annual Report on Form 10-K or, where indicated, are incorporated herein by reference.

3.1(1)	—	Certificate of Incorporation of the Company.
3.2(4)	—	Bylaws of the Company, as amended.
4.1(1)	—	Specimen stock certificate evidencing the Common Stock.
4.2(3)	—	Form of Amended and Restated Warrant.
4.3(4)	—	Form of A Note.
4.4(4)	—	Form of B Note.
4.5(4)	—	Form of C Note.
4.6(4)	—	Form of D Note.
4.7(3)	—	Form of E Note.
4.8(4)	—	Form of Securities Purchase Agreement, dated as of August 16, 1999, by and between the Company and each of the Investors.
4.9(3)	—	First Amendment to Securities Purchase Agreement, dated as of January 14, 2000, by and between the Company and each of the Investors.
4.10(5)	—	Second Amendment to Securities Purchase Agreement, dated as of April 1, 2001, by and among the Company and each of the Investors.
10.1(1)	—	Form of Unit Franchise Agreement entered into by the Company and franchisees.
10.2(6)	—	Amended and Restated 1999 Stock Incentive Plan of the Company.
10.3(7)	—	Option Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman.
10.4(7)	—	Stock Pledge Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman.
10.5(7)	—	Employment Agreement, dated as of June 8, 1999, between the Company and Jack Futterman.
10.6(4)	—	Investor Rights Agreement, dated as of August 16, 1999, by and among the Company, the Investors and Jack Futterman.
10.7(4)	—	Standstill and Forbearance Agreement, dated as of August 16, 1999, by and among the Company, PNC Bank, National Association, as Agent, and the Banks.
10.8(4)	—	Vendor Forbearance and Standstill Agreement, dated as of August 16, 1999, by and among the Company and the Trade Vendors.
10.9(5)	—	First Amendment to Investor Rights Agreement, dated as of October 11, 2000, by and among the Company, the Investors and Jack Futterman.
10.10(5)	—	Second Amendment to Investor Rights Agreement, dated as of November 20, 2000, by and among the Company, the Investors and Jack Futterman.
10.11(3)	—	Loan and Security Agreement, dated January 14, 2000, by and between the Company and Congress Financial Corporation.
10.12(6)	—	Description of oral consulting agreement between the Company and Ralph Dillon.
10.13(6)	—	Employment Agreement of James Shea, dated as of December 10, 1999, by and between the Company and James Shea.
10.14(6)	—	Employment Agreement of Andrew Bailen, dated as of August 7, 2000, by and between the Company and Andrew Bailen.
10.15(6)	—	Employment Agreement of Thomas Larson, dated as of June 18, 1999, by and between the Company and Thomas Larson.

10.16(8)	—	Management Stock Purchase Plan of the Company
10.17(9)	—	Employee Stock Purchase Plan of the Company
21.1	—	Subsidiaries. The wholly owned subsidiary of the Company is Party City Michigan, Inc. incorporated on October 23, 1997, in the State of Delaware. This subsidiary does business under the name Party City Michigan, Inc.
23.1	—	Consent of Deloitte & Touche LLP.

Notes

(1)	Incorporated by reference to our Registration Statement as amended on Form S-1 Number 333-00350 as filed with the Commission on January 18, 1996.

(2)	Incorporated by reference to our Current Report on Form 8-K as filed with the Commission on June 8, 2000.

(3)	Incorporated by reference to our Current Report on Form 8-K as filed with the Commission on January 19, 2000.

(4)	Incorporated by reference to our Current Report on Form 8-K as filed with the Commission on August 25, 1999.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2001.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q as filed with the Commission on February 13, 2001.

(7)	Incorporated by reference to Amendment No. 1 to Schedule 13D as filed by Jack Futterman with the commission on June 17, 1999.

(8)	Incorporated by reference to our Registration Statement on Form S-8 as filed with the Commission on July 23, 2001.

(b)	Reports on Form 8-K.

      No reports on Form 8-K have been filed during the fourth quarter.

(9)	Incorporated by reference to our Registration Statement on Form S-8 as filed with the Commission on December 12, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 2002.

PARTY CITY CORPORATION

By:	/s/ LINDA M. SILUK

Linda M. Siluk
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ RALPH DILLON Ralph Dillon	Non-Executive Chairman of the Board and Director	September 27, 2002

By:	/s/ JACK FUTTERMAN Jack Futterman	Director	September 27, 2002

By:	/s/ MICHAEL GATTO Michael Gatto	Director	September 27, 2002

By:	/s/ RICHARD H. GRINER Richard H. Griner	Director	September 27, 2002

By:	/s/ L.R. JALENAK, JR. L.R. Jalenak, Jr.	Director	September 27, 2002

By:	/s/ HOWARD LEVKOWITZ Howard Levkowitz	Director	September 27, 2002

By:	/s/ NANCY PEDOT Nancy Pedot	Director	September 27, 2002

By:	/s/ WALTER SALMON Walter Salmon	Director	September 27, 2002

By:	/s/ MICHAEL E. TENNENBAUM Michael E. Tennenbaum	Director	September 27, 2002

By:	/s/ JAMES SHEA James Shea	Chief Executive Officer and Director	September 27, 2002

By:	/s/ LINDA M. SILUK Linda M. Siluk	Chief Financial Officer	September 27, 2002

CERTIFICATIONS

I, James Shea, certify that:

1.     I have reviewed this annual report on Form 10-K of Party City Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002	/s/ JAMES SHEA James Shea Chief Executive Officer

I, Linda M. Siluk, certify that:

1.     I have reviewed this annual report on Form 10-K of Party City Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002	/s/ LINDA M. SILUK Linda M. Siluk Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Party City Corporation
Rockaway, New Jersey

      We have audited the accompanying consolidated balance sheets of Party City Corporation and subsidiary as of June 29, 2002 and June 30, 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years ended June 29, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Party City Corporation and subsidiary as June 29, 2002 and June 30, 2001, and the consolidated results of their operations and their cash flows for each of the fiscal years ended June 29, 2002, June 30, 2001 and July 1, 2000 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill amortization in fiscal 2002.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

August 14, 2002

PARTY CITY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	June 29,	June 30,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$3,467	$9,842
Merchandise inventory	55,867	48,034
Deferred income taxes	5,827	3,798
Other current assets, net	11,789	12,156

Total current assets	76,950	73,830
Property and equipment, net	49,356	46,351
Goodwill	18,016	13,647
Other assets	4,732	7,514

Total assets	$149,054	$141,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,499	$27,905
Accrued expenses and other current liabilities	26,744	25,775
Senior Notes, current portion	—	11,366
Advances under Loan Agreement	—	—

Total current liabilities	62,243	65,046
Long-term liabilities:
Deferred rent and other long-term liabilities	10,297	9,200
Senior Notes	8,915	16,006
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; authorized, 25,000,000 shares; issued 16,239,081 and 12,723,455 shares, respectively	162	127
Additional paid-in capital	39,347	38,236
Retained earnings	29,919	12,727
Treasury shares, at cost (284,000 shares)	(1,829)	—

Total stockholders’ equity	67,599	51,090

Total liabilities and stockholders’ equity	$149,054	$141,342

See accompanying notes to consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended

	June 29, 2002	June 30, 2001	July 1, 2000

Revenues:
Net sales	$405,821	$380,671	$349,722
Royalty fees	17,048	14,604	13,187
Franchise fees	641	625	490

Total revenues	423,510	395,900	363,399
Expenses:
Cost of goods sold and occupancy costs	263,980	252,320	240,356
Company-owned stores operating and selling expense	91,576	88,128	83,470
Franchise expense	6,563	4,937	4,406
General and administrative expense	27,086	26,603	30,399

Total expenses	389,205	371,988	358,631

Income before interest and income taxes	34,305	23,912	4,768
Interest expense, net	5,610	7,949	8,423

Income (loss) before income taxes	28,695	15,963	(3,655)
Provision (benefit) for income taxes	11,503	6,002	(4,636)

Net income	$17,192	$9,961	$981

Basic earnings per share	$1.32	$0.78	$0.08

Weighted average shares outstanding — basic	13,068	12,723	12,611

Diluted earnings per share	$0.89	$0.56	$0.07

Weighted average shares outstanding — diluted	19,313	17,819	14,283

See accompanying notes to consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except number of shares)

	Common Stock		Additional	Treasury
			Paid-In-	Stock at	Retained
	Shares	Amounts	Capital	Cost	Earnings	Total

Balance at July 3, 1999	12,455,538	$125	$34,024	$—	$1,785	$35,934
Issuance of common shares in exchange for professional services	266,667	2	788	—	—	790
Issuance of warrants in connection with Senior Notes	—	—	3,156	—	—	3,156
Net income	—	—	—	—	981	981

Balance at July 1, 2000	12,722,205	127	37,968		2,766	40,861
Exercise of stock options	1,250	—	4	—	—	4
Issuance of options as compensation	—	—	264	—	—	264
Net income	—	—	—	—	9,961	9,961

Balance at June 30, 2001	12,723,455	127	38,236	—	12,727	51,090
Warrant exercise	3,381,624	34	(34)	—	—	—
Equity compensation	—	—	463	—	—	463
Tax effect of non-qualified options	—	—	37	—	—	37
Exercise of stock options	134,002	1	645	—	—	646
Repurchase of common shares (284,000 shares)	—	—	—	(1,829)	—	(1,829)
Net income	—	—	—	—	17,192	17,192

Balance at June 29, 2002	16,239,081	$162	$39,347	$(1,829)	$29,919	$67,599

See accompanying notes to consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended

	June 29, 2002	June 30, 2001	July 1, 2000

Cash flow from operating activities:
Net income	$17,192	$9,961	$981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,156	10,431	10,757
Non-cash interest and financing costs	1,395	1,815	1,506
Deferred tax asset	819	1,543	(6,213)
Deferred rent	765	1,148	978
Non-cash equity compensation	463	264	—
Provision for doubtful accounts	(67)	(65)	975
Tax effect of non-qualified stock options	37	—	—
Impairment charge	—	2,275	1,172
Loss (gain) on disposition and sale of stores	—	(131)	1,386
Changes in assets and liabilities
Accounts payable	7,594	(2,284)	(22,417)
Merchandise inventory	(7,310)	(6,606)	186
Other long-term liabilities	833	(326)	(306)
Other assets	(654)	(833)	(223)
Other current assets	519	2,878	3,442
Accrued expenses and other current liabilities	470	7,789	10,041
Advance merchandise payments	(85)	1,796	7,069

Net cash provided by operating activities	34,127	29,655	9,334
Cash flow from investment activities:
Purchases of property and equipment	(14,085)	(16,305)	(4,109)
Stores acquired	(5,923)	(516)	—
Proceeds from sales of stores	—	1,157	10,293

Net cash (used in) provided by investing activities	(20,008)	(15,664)	6,184
Cash flow from financing activities:
Proceeds from issuance of (payments on) Senior Notes with warrants	(19,311)	(8,103)	37,000
Purchase of treasury shares	(1,829)	—	—
Proceeds from exercise of stock options	646	4	—
Net payments on Credit Agreement	—	—	(58,550)
Debt issue costs	—	—	(2,278)
Proceeds from sale of stock	—	—	790

Net cash used in financing activities	(20,494)	(8,099)	(23,038)

Net (decrease) increase in cash and cash equivalents	(6,375)	5,892	(7,520)
Cash and cash equivalents, beginning of year	9,842	3,950	11,470

Cash and cash equivalents, end of year	$3,467	$9,842	$3,950

Supplemental disclosure of cash flow information:
Income taxes paid	$9,990	$5,315	$653
Interest paid	5,283	6,648	5,443
Supplemental disclosure of non-cash financing activity:
Warrant exercise	—	—	—

See accompanying notes to consolidated financial statements

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

     Consolidated Financial Statements

      Party City Corporation (the “Company”) is incorporated in the State of Delaware and operates retail party supplies stores within the continental United States and sells franchises on an individual store and area franchise basis throughout the United States, and in Puerto Rico, Portugal and Spain. At June 29, 2002, the Company had 209 Company-owned stores and 242 franchise stores in its network. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Party City Michigan, Inc. All significant intercompany balances and transactions have been eliminated.

      The Company’s fiscal year ends on the Saturday nearest June 30. As used herein, the term “Fiscal Year” refers to the 52 weeks ending the Saturday nearest to June 30, unless otherwise noted.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include provision for slow-moving inventory, liability for incurred but not reported medical claims and accrued workers compensation and general liability claims and lives of long-lived assets.

     Cash and Cash Equivalents

      The Company considers its highly liquid investments purchased, with an original maturity of three months or less, as part of daily cash management activities to be cash equivalents.

     Fair Value of Financial Instruments

      Financial instruments consist of cash equivalents, accounts receivable, and accounts payable. The carrying amounts reported in the balance sheets of such financial instruments approximate their fair market values due to their short-term maturity.

      The estimated fair values of financial instruments which are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange. The fair value of the Company’s Series D 14.0% Secured Notes due 2004 is based on discounted future cash flows using current interest rates for financial instruments with similar characteristics and maturity. The fair value of the Company’s Series D 14.0% Secured Notes due 2004 at June 29, 2002 was approximately its face value.

     Merchandise Inventory

      Inventory is valued using the cost method which values inventory at the lower of the actual cost or market, at the individual item level. Cost is determined using the weighted average method. Inventory levels are reviewed to identify slow-moving and close out merchandise that will no longer be carried. Market is determined based on the estimated net realizable value based upon the merchandise selling price.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Advertising Fund

      Pursuant to its franchise agreements, the Company collects 1% of the net sales of its franchise stores for contribution into the Advertising Fund (the “Ad Fund”). The Company also contributes 1% of net sales of its owned stores into the Ad Fund. These amounts are restricted in their use for advertising. Receipts and disbursements are not recorded as income or expense since the Company does not have full discretion over the use of the funds. To cover the expenses of fund administration, the Company charges the Ad Fund a management fee equal to 5% of the funds contributed by franchisees. For the years ended June 29, 2002, June 30, 2001 and July 1, 2000, Ad Fund management fees of $439,000, $401,000 and $360,000, respectively, were collected by the Company and credited to general and administrative expense.

     Property and Equipment

      Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets or, where applicable, the terms of the respective leases, whichever is shorter. The Company uses estimated useful lives of five to seven years for furniture, fixtures and equipment. Capitalized software costs are amortized on a straight-line basis over their estimated lives of three to five years. Depreciation begins in the year the assets were placed into service.

      Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements of fixed assets are capitalized after making the necessary adjustments to the asset and accumulated depreciation of the items renewed or replaced.

     Impairment of Long-lived Assets

      The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In evaluating the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and if an impairment exists, the Company reduces the carrying value of the asset based upon the discounted future net cash flows. No impairment charges were recorded in fiscal 2002. In fiscal 2001, the Company recorded an impairment charge of $2.3 million related to store registers replaced in the Company’s information system initiative. In fiscal 2000, the Company recorded an impairment charge of $1.2 million related to long-lived assets in certain underperforming stores. Management believes at this time that the carrying value and useful life of goodwill and fixed assets continue to be appropriate.

     Intangibles

      Intangibles, including a non-compete agreement, are included in other assets and are being amortized using the straight-line method over the estimated useful lives of the agreements.

     Goodwill

      Goodwill is the excess of purchase price over fair value of the net assets acquired in connection with the purchase of stores. For a further explanation of the Company’s accounting for goodwill, see Footnote No. 5, Goodwill and other intangibles.

     Income Taxes

      The Company files a consolidated Federal income tax return. Separate state income tax returns are filed with each state in which the Company conducts business. The Company accounts for its income taxes using

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Stock Options

      As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans. The Company will continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” See Note No. 10.

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

      The Company’s franchise segment generates revenues through franchise fees and royalties. Revenue from individual franchise sales, recorded as franchise fees, is recognized by the Company upon completion of certain initial services, which normally coincide with the opening of the franchisee’s store. The Company is obligated in accordance with the terms of each franchisee’s respective agreement to provide the following initial services: advice on site location, store design and layout, training and pre-opening assistance. On an ongoing basis, the Company provides assistance regarding sources of supply, pricing, advertising and promotion programs. Royalty fees are recorded on a monthly basis as a percentage of the franchisee’s net sales.

      Area franchise sales represent agreements with franchisees to open a specified number of franchises within defined geographic areas and development periods. The Company’s policy is to receive a deposit in advance for each of the potential stores, based on its standard initial franchise fee at the time the contract is signed. Upon receipt, the deposit is recorded as deferred revenue. When the Company satisfies its initial obligations to the franchisee and the store is opened, the Company recognizes the deposit as revenue. The Company had 242 and 261 franchise stores at June 29, 2002 and June 30, 2001, respectively.

     Store Opening Costs

      New store opening costs are expensed as incurred.

     Effect of New Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued two new pronouncements: Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16,“Business Combinations,” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). The adoption of this statement did not have a material impact on our results of operations or financial condition.

      SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets.” On July 1, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result, we no longer amortize goodwill, but periodically we evaluate goodwill for recoverability. The Company also evaluates goodwill whenever events and changes in circumstance suggest that the carrying amount may not be recoverable from its estimated future cash flows. In Fiscal 2001, the Company recorded $1,015,000 of goodwill amortization which decreased net earnings by $725,000.

Accounting Standards Not Yet Adopted

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial condition.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121 and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its results of operations or financial condition.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s results of operations or financial condition.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its consolidated financial statements.

     Seasonality

      The Company’s business is subject to substantial seasonal variations. Historically, the Company has realized a significant portion of its net sales during the fourth calendar quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to sales for end of year holidays. The Company’s results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings, store closings and store sales. The Company believes this general pattern will continue in the future.

Concentration

      The Company has four suppliers who in the aggregate constituted approximately 44% of the Company’s purchases for the year ended June 29, 2002. The loss of any of these suppliers would adversely affect the Company’s operations.

Reclassifications

      Certain reclassifications have been made to the consolidated financial statements in prior periods to conform to the current period presentation.

2.	Acquisitions and Disposition of Stores

Fiscal 2001

      In October 2000, the Company signed an agreement with The Party Supermarket, Inc. (“Party Supermarket”) whereby Party Supermarket would become a franchisee. Under that agreement, Party Supermarket purchased three stores in Florida from the Company for approximately $1.2 million. A gain of $131,000 was recorded by the Company on this sale.

      In Fiscal 2001, the Company acquired one store from a franchisee. The aggregate consideration paid in connection with this acquisition was $516,000. The consolidated balance sheets include allocations of the purchase price relating to these acquisitions resulting in the recording of approximately $11,000 in goodwill, $218,000 in inventory and $287,000 in fixed assets.

Fiscal 2002

      In Fiscal 2002, the Company acquired three stores from franchisees. One of these locations was acquired by the Company by assuming the lease of a franchise store under the default terms of the franchisee’s lease agreement.

      Also in Fiscal 2002, the Company completed the acquisition of thirteen stores in the Seattle, Washington market from Paper Warehouse, Inc. The conversion of these locations to the Party City store format has been completed with all stores to be opened in the first quarter of fiscal 2003.

      The aggregate consideration paid in connection with such acquisitions amounted to $5,923,000. The consolidated balance sheets include allocations of the purchase price relating to these acquisitions resulting in the recording of approximately $4.4 million in goodwill, $523,000 in inventory and $1.0 million in fixed assets.

      The acquisitions have been accounted for under the purchase method of accounting. The results of operations of the acquired stores will be included in the financial statements from the date the stores are opened.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assuming the stores acquired during the year ended June 29, 2002 and June 30, 2001 were acquired on July 2, 2000, the pro forma results would have been as follows (in thousands, except per share amounts) (unaudited):

	Year Ended

	June 29,	June 30,
	2002	2001

Total revenues	$439,989	$412,379
Net income	17,618	10,387
Basic earnings per share	$1.35	$0.81
Diluted earnings per share	$0.91	$0.58

3.	Other Current Assets

      Other current assets consist of the following (in thousands):

	June 29,	June 30,
	2002	2001

Restricted cash from advertising fund	$1,082	$1,476
Receivables from franchisees	2,562	2,250
Advance merchandise payments	708	623
Prepaid expenses and other current assets	8,222	8,659

	12,574	13,008
Less: Allowance for doubtful accounts	(785)	(852)

	$11,789	$12,156

4.	Property and Equipment

      Property and equipment consists of the following (in thousands):

	June 29,	June 30,
	2002	2001

Equipment	$43,648	$35,852
Furniture	26,411	22,060
Leasehold improvements	19,469	16,689

	89,528	74,601
Less: accumulated depreciation	(40,172)	(28,250)

	$49,356	$46,351

      Depreciation expense of $12.1 million, $9.2 million and $9.5 million was recorded in Fiscal 2002, 2001 and 2000, respectively, on equipment, furniture and leasehold improvements.

5.	Goodwill and Other Intangibles

      On July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result, the Company no longer amortizes goodwill, but periodically the Company evaluates goodwill for impairment. The Company also evaluates goodwill whenever events and changes in circumstance suggest that the carrying amount may not be recoverable from its estimated future cash flows. Upon adoption, the Company established reporting units based on its current reporting structure. The Company then assigned all

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill as well as other assets and liabilities to the reporting units, to the extent that they relate to the reporting unit. The Company completed the transitional goodwill impairment test and has determined that no potential impairment exists. As a result, no transitional impairment loss was recorded in fiscal 2002 in connection with the adoption of SFAS No. 142.

      The following pro forma financial information is presented as if the statement were adopted at the beginning of fiscal 2000 (in thousands, except per share amounts):

	Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

Reported net income	$17,192	$9,961	$981
Add back:
Goodwill amortization, net of taxes	—	725	758

Pro forma net income	$17,192	$10,686	$1,739

Earnings per share reported — basic	$1.32	$0.78	$0.08
Goodwill amortization, net of taxes	—	0.06	0.06

Pro forma earnings per share — basic	$1.32	$0.84	$0.14

Earnings per share reported — diluted	$0.89	$0.56	$0.07
Goodwill amortization, net of taxes	—	0.04	0.05

Pro forma net earnings per share — diluted	$0.89	$0.60	$0.12

      The changes in the carrying amount of goodwill for the fiscal year ended June 29, 2002, by operating segment, are as follows (in thousands):

Retail:
Balance as of June 30, 2001	$13,647
Goodwill acquired during the period	4,369

Balance as of June 29, 2002	$18,016

6.	Other Assets

      Other assets consist of the following (in thousands):

	June 29,	June 30,
	2002	2001

Non-compete agreement	$617	$—
Deferred income taxes	2,249	5,097
Loan commitment fees and other	1,866	2,417

	$4,732	$7,514

      The non-compete agreement consisted of amounts paid to a franchisee in connection with a seven year agreement not to compete. This intangible asset is being amortized over a seven-year period. Estimated amortization expense for other intangibles was $33,000 for the fiscal year ended June 29, 2002.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following (in thousands):

	June 29,	June 30,
	2002	2001

Accrued compensation	$7,419	$6,397
Sales and use taxes	1,512	1,681
Other	17,813	17,697

	$26,744	$25,775

8.	Financing Agreements

      As of June 29, 2002, the Company had no balance outstanding under our Loan and Security Agreement dated January 14, 2000 (the “Loan Agreement”), with Congress Financial Corporation. Pursuant to the Loan Agreement, the Company has a standby letter of credit of $1,430,000 at June 29, 2002. Under the terms of the Loan Agreement, the Company may from time to time borrow, based on a percentage of eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was 2.25% per annum at June 29, 2002, or (ii) at the rate of  3/4% per annum above the prime rate, totaling 5.50% at June 29, 2002. The term of the Loan Agreement is three years with renewals at the Company’s discretion thereafter and is secured by a lien on substantially all of our assets. The Company feels that financing through the renewal of this Loan Agreement or through other sources is available.

      In August, 1999, the Company received $30 million in financing from certain investors (the “Investors”), who purchased senior secured notes and warrants pursuant to the Securities Purchase Agreement. Under the Purchase Agreement, the Company issued (i) $10 million 12.5% Secured Notes due 2003 (the “A Notes”); (ii) $5 million 13.0% Secured Notes due 2003 (the “B Notes”); (iii) $5 million of its 13.0% Secured Notes due 2002 (the “C Notes”); (iv) $10 million 14.0% Secured Notes due 2004 (the “D Notes” and, together with the A Notes, the B Notes and the C Notes, the “Notes”); and (v) warrants (the “Warrants”) to purchase 6,880,000 shares of our common stock at an initial exercise price of $3.00 per share issued in connection with the sale and issuance of the C Notes and the D Notes. The Notes are secured by a junior lien on substantially all of the Company’s assets. The Warrants were valued at $2.0 million based on management’s estimate using certain fair value methodologies and represent an original issue discount to the C Notes and D Notes. The Warrants may be exercised on or before the close of business on August 16, 2006. The proceeds from the $30 million in new financing were used for the purchase of seasonal inventory, the payment of amounts due under the Company’s previous Credit Agreement, certain transaction fees and working capital.

      Pursuant to the First Amendment, on January 14, 2000, the Company received $7 million in cash proceeds from the sale to certain of the Investors (the “Investor Group”) of a new series of senior secured notes. Under the First Amendment, the Company issued $7 million in aggregate principal amount of 14.0% Senior Secured Notes due 2002 (the “E Notes”). The E Notes are secured by a lien on substantially all of the Company’s assets. Under the terms of the First Amendment, the interest rate on the A Notes, the B Notes, the C Notes and the D Notes was increased by 4.5%. The Investor Group, together with the Investors and Congress, entered into an intercreditor agreement. In consideration for waivers and forbearances granted by the Investors to various defaults under the terms of our A Notes, B Notes, C Notes and D Notes, the Company also agreed to amend and restate the terms of the Warrants held by the Investors to acquire 6,880,000 shares of Company common stock. The amended and restated warrants (the “Amended Warrants”) provide for an exercise price of $1.07 per share and were issued upon surrender of the Warrants, which had an exercise price of $3.00 per share. The Amended Warrants were valued at $3.2 million based on management’s estimate using certain fair value methodologies and represent an original issue discount to the C Notes and D Notes. This discount is being amortized using the effective interest method. The effective yield

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the C Notes was 28.6% and is 28.9% on the D Notes. As of June 29, 2002, the Company had approximately $10.2 million in notes payable to investors.

      The Company was in violation of a covenant under the Securities Purchase Agreements (as amended) related to the amount of capital expenditures during the fiscal years ended June 29, 2002 and June 30, 2001. The Company exceeded the capital expenditures limit primarily because of additional costs related to expanded functionality in the merchandise management system, acquisitions and new store expansion. The Company received waivers at no cost from the Investors for these violations.

      As of June 29, 2002, the Company had approximately $10.2 million in notes payable to investors. The Company made a required payment of $11.7 million due on these Notes during the fiscal year. An additional $7.7 million (due in January 2003) was prepaid in June 2002. The Company expensed approximately $19,000 in the write-off of debt-issue costs, included in interest expense, related to this prepayment.

      The amounts of each Note outstanding are as follows:

		June 29,	June 30,
Note	Description	2002	2001

Series A	12.5% Secured Notes due 2003	$—	$5,104
Series B	13.0% Secured Notes due 2003	—	5,103
Series C	13.0% Secured Notes due 2002	—	5,103
Series D	14.0% Secured Notes due 2004	10,207	10,207
Series E	14.0% Senior Secured Notes due 2002	—	4,000

		10,207	29,517
	Unamortized debt discount	(1,292)	(2,145)

	Less: Current portion, net of debt discount	—	(11,366)

		$8,915	$16,006

      As of June 29, 2002, the aggregate maturities of Notes are due as follows:

January 2003	$—
January 2004	10,207

10,207

Less: Unamortized debt discount	(1,292)

$8,915

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Earnings per Share

      The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

Net income	$17,192	$9,961	$981
Earnings per share — basic	$1.32	$0.78	$0.08
Earnings per share — diluted	$0.89	$0.56	$0.07
Average shares outstanding	13,068	12,723	12,611
Dilutive effect of stock options	650	244	13
Dilutive effect of warrants	5,531	4,852	1,659
Restricted stock units	64	—	—

Average common and common equivalent shares outstanding	19,313	17,819	14,283

Options excluded from dilutive calculation	260,555	907,794	1,150,064

      Options to purchase common shares at prices ranging from $1.71 to $32.50 per share were outstanding but were not included in the computation of dilutive earnings per share because to do so would have been anti-dilutive for the periods presented.

10.     Stockholders’ Equity and Stock Options

     Shares Outstanding

      The Company has 25,000,000 shares authorized of its $.01 par value common stock. Shares issued and outstanding were 16,239,081 and 12,723,455 at June 29, 2002 and June 30, 2001, respectively.

     Stock Repurchase

      In September 2001, the Board of Directors authorized the Company to repurchase up to $15 million of the Company’s outstanding common stock. The stock repurchases are made at the discretion of management. As of June 29, 2002, the Company had repurchased 284,000 shares for an aggregate amount of $1.8 million, or 12.2% of the total amount authorized to be purchased. No stock repurchases have been made subsequent to June 29, 2002.

     Warrants

      In Fiscal 2002, there were 3,696,000 warrants exercised. Upon the cashless exercises, the warrant holders received 3,381,624 shares of common stock. The remaining 314,376 shares with a market value of $3,954,720 were surrendered in connection with this exercise.

     Stock Options

      On October 19, 1999, the Company’s Board of Directors adopted the Company’s 1999 Stock Incentive Plan (“1999 Plan”). This adoption was approved by the company’s stockholders on November 15, 1999. A total of 500,000 shares of the Company’s common stock were reserved for issuance under the 1999 Plan.

      On October 5, 2000, the Board approved an amendment and restatement of the 1999 Plan, increasing the number of shares of common stock reserved for issuance thereunder from 500,000 to 2,000,000. This adoption was approved by the Company’s stockholders on November 15, 2000. A total of 2,000,000 shares are reserved for issuance under the 1999 Plan.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purpose of the 1999 Plan is to promote the long-term financial success of the Company by enhancing the ability of the Company to attract, retain and reward individuals who can and do contribute to such success and to further align the interest of the Company’s key personnel with its stockholders. Key employees, directors and consultants of the Company and its subsidiary are eligible to receive options under 1999 Plan.

      The 1999 Plan provides for the grants of options and restricted stock and other stock-based awards as the compensation committee of the Board of Directors may from time to time deem appropriate. Such awards include stock appreciation rights, phantom stock awards, bargain purchase of stock and stock bonuses. Vesting and other terms of stock options awarded are set out in the agreements between the Company and the individuals receiving such awards. The exercise price of the options is determined by the compensation committee at the time of grant and will not be less than the fair market value of the Company’s common stock on the date of grant. Options granted under the 1999 Plan vest over four to seven years from date of grant, and expire in ten years.

      The Company also maintains the Amended and Restated 1994 Stock Option Plan (“1994 Plan”) pursuant to which options were granted to employees, directors and consultants for the purchase of common stock of the Company. The 1994 Plan, as amended, permitted the Company to grant incentive and non-qualified stock options to purchase a total of 1,800,000 shares of the Company’s common stock at an exercise price not less than fair value at date of grant. On September 4, 2000, the 1994 Plan terminated. From that time forward, no additional grants of options under the 1994 Plan are permitted. The original terms of the agreements between the Company and the individuals receiving the grants under the 1994 Plan with respect to vesting, expiration and exercise price remain unchanged.

      During June 2001, the Company established a Management Stock Purchase Plan (“MSPP”). The MSPP is designed to provide a means through which the Company may attract highly qualified persons to enter into and remain in the employ of the Company. In addition, the MSPP provides a means whereby employees of the Company can defer a portion of their compensation to be used to acquire and maintain ownership of the Company’s common stock, thereby strengthening their commitment to the welfare of the Company and promoting an identity of interest among Company stockholders and these employees. The amount deferred by the individual is held in restricted stock units. These restricted stock units are purchased at a discount of 20% or 25% depending on the amount of the individual deferral from the average price of Company’s common stock on the determination date. Such discounts vest at the end of three years after the determination date. The amortization of the discount is charged to compensation expense over the three-year period. There was no compensation expense attributable to fiscal 2001 for the MSPP. The compensation expense attributable for Fiscal 2002 for the MSPP was $33,000.

      During June 2001, the Company established an Employee Stock Purchase Plan (“ESPP”). The ESPP provides employees of the Company with an opportunity to purchase shares of the Company’s commons stock at a discount of 15% through accumulated payroll deductions. This plan qualifies as an “Employee Stock Purchase Plan” under Section 423 of the Code. Contributions to the plan during Fiscal 2002 were $265,000 resulting in the obligation to issue 41,823 shares of common stock.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize information about stock option transactions for the 1999 and 1994 Plan:

		Weighted
	Number of	Average Exercise
	Shares	Price

Balance at July 3, 1999	1,026,826	$12.47
Granted	780,250	2.28
Canceled	(285,950)	12.23

Balance at July 1, 2000	1,521,126	7.29
Granted	398,000	4.14
Exercised	(1,250)	3.00
Canceled	(266,500)	8.62

Balance at June 30, 2001	1,651,376	6.29
Granted	591,750	8.03
Exercised	(134,002)	4.82
Canceled	(104,248)	10.72

Balance at June 29, 2002	2,004,876	6.59

Options Exercisable at:
July 1, 2000	559,123	11.34
June 30, 2001	839,316	8.49
June 29, 2002	1,076,631	7.41

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Range of Exercise Prices	June 29, 2002	Life	Price	June 29, 2002	Price

$1.71 to $2.00	438,000	7.46	$1.99	285,248	$1.99
$2.25 to $3.84	461,200	7.95	3.33	193,375	3.38
$4.13 to $7.38	472,900	8.85	6.78	141,566	6.24
$7.42 to $16.00	546,276	6.72	10.44	375,942	10.89
$16.33 to $32.50	86,500	5.74	22.04	80,500	22.15

	2,004,876	7.63	$6.59	1,076,631	$7.41

      The Company measures compensation cost under APB No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized in connection with the 1999 and 1994 Plan in the accompanying consolidated financial statements. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for grants in the respective periods:

	Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

Expected volatility	50%	97%	137%
Expected lives	4.7 years	4.0 years	5.0 years
Risk-free interest rate	3.3%	4.3%	6.2%
Expected dividend yield	0%	0%	0%

      The weighted average fair value of options granted during the fiscal years 2002, 2001 and 2000 were $2.53, $2.23 and $1.44 respectively.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Set forth below are the Company’s net income and earnings per share presented “as reported” and pro forma as if compensation cost had been recognized in accordance with the provisions of SFAS No. 123 (in thousands, except per share data):

	Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

Net income (loss):
As reported	$17,192	$9,961	$981
Pro-forma	15,047	8,895	(383)
Basic earnings (loss) per share:
As reported	$1.32	$0.78	$0.08
Pro-forma	1.16	0.70	(0.03)
Diluted earnings (loss) per share:
As reported	$0.89	$0.56	$0.07
Pro-forma	0.78	0.50	(0.03)

11.     Income Taxes

      The provision for income tax expense (benefit) consists of the following (in thousands):

	Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

Current:
Federal	$7,760	$3,720	$1,575
State	2,673	470	2
Foreign	251	269	—

	10,684	4,459	1,577
Deferred:
Federal	1,329	1,154	(4,787)
State	(510)	389	(1,426)

	819	1,543	(6,213)

	$11,503	$6,002	$(4,636)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. In the six month period ended July 3, 1999, the Company recorded a valuation allowance on certain of the Company’s deferred tax assets due to uncertainties associated with generating taxable income needed to recover such assets. As of July 1, 2000, the Company recognized $3.7 million related to the reversal of such valuation reserves because the Company believed it was more likely than not that such deferred tax assets would be recognized.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the net deferred tax asset at June 29, 2002 and June 30, 2001 are as follows (in thousands):

	June 29,	June 30,
	2002	2001

Current:
Inventory	$4,731	$2,861
Vacation pay accrual	453	457
Reserves not currently deductible	965	797
Bonus accrual	209	—
Deferred state taxes	(531)	(317)

Net current deferred tax asset	$5,827	$3,798

Non-current:
Deferred rent	$3,952	$3,307
Start-up costs	(447)	(348)
Property and equipment	(2,161)	(2,023)
Foreign tax credit	—	440
Amortization of goodwill	(1,075)	—
Other liabilities	1,980	1,790
Part year federal and state net operating loss	—	1,309
AMT credit	—	622

Non-current deferred tax asset	$2,249	$5,097

      The following table reconciles the statutory Federal income tax rate with the effective rate of the Company for the periods ended:

	Year Ended

	June 29,	June 30,	July 1,
	2002	2001	2000

Federal statutory rate	35.0%	34.0%	(34.0)%
State income taxes net of federal benefit	4.9	3.6	4.0
Valuation allowance	—	(1.3)	(102.4)
Foreign tax	—	—	1.9
Other	0.2	1.3	3.7

Effective tax rate	40.1%	37.6%	(126.8)%

12.     Employee Benefit Plans

      The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”) covering all eligible employees. Participants may defer between 1% and 15% of annual pre-tax compensation subject to statutory limitations. The Company contributes an amount as determined by the Board of Directors. Such amount has been established as 50% of the employee’s contribution up to $1,000.

      For the years ended June 29, 2002, June 30, 2001 and July 1, 2000, matching contributions of $309,000, $300,000 and $232,000, respectively, were expensed under the 401(k) Plan.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Related Party Transactions

      In June 1999, Steven Mandell, the former president of the Company and a major stockholder granted an option to acquire 1,000,000 shares of the shareholder’s common stock to Jack Futterman, then the Company’s chief executive officer and current member of the Board of Directors. The option vested immediately and has an exercise price of $3.00 a share, the fair value of the common stock at date of grant. The option expires in June 2004.

      On November 2, 1999, Ralph Dillon, the Company’s non-executive chairman of the board of directors, purchased $167,000 in aggregate principal amount of the Company’s 13.0% Secured Notes due 2002, $333,000 in aggregate principal amount of the Company’s 14.0% Secured Notes due 2004, and Warrants to purchase 229,333 shares of the Company’s stock from one of the Investors for a total purchase price of $498,000. For the years ended June 29, 2002, June 30, 2001 and July 1, 2000, the Company paid $80,000, $93,000 and $72,000 of interest related to these Notes, respectively.

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

      On June 22, 2001, the Company granted options for 90,000 shares of the Company’s common stock to Ralph Dillon in compensation for his services to the Company. These options were granted at $6.25 per share and vested upon issuance. In addition, on each of January 12, 2002 and July 12, 2002 additional grants of options for 50,000 shares of the Company’s common stock were made to Mr. Dillon, which options had an exercise price of $9.375 and $17, respectively. Additional future grants of 50,000 options for shares will be made to Mr. Dillon on each of January 12, 2003 and July 12, 2004, each with an exercise price of $17.00 provided that Mr. Dillon remains the non-executive chairman of the board of directors of the Company and certain other requirements are met. All options will be vested upon issuance. For the years ended June 29, 2002 and June 30, 2001, $430,000 and $264,000, were charged to operations as compensation expense, respectively.

14.     Lease Commitments

     Leases

      The Company leases real estate in connection with the operation of corporate retail stores as well as its corporate office. The store leases are for properties ranging in size from 6,750 to 15,560 square feet. The terms range from five years to twenty years, and expire by 2016. The leases contain escalation clauses, renewal options from five years to ten years and obligations for reimbursement of common area maintenance and real estate taxes. Certain leases contain contingent rent based upon specified sales volume. For the years ended June 29, 2002, June 30, 2001 and July 1, 2000, no such contingent rent was paid.

      At June 29, 2002, the Company leased 33 motor vehicles, primarily for its district managers and regional management. The terms are for 36 months and expire through June 2005.

      The Company entered into a five-year capital lease with a present value of approximately $1.6 million for computer hardware and software. The Company has the option to purchase the equipment for a nominal cost at the termination of the lease. The leased hardware is included in property and equipment at a net book value of approximately $253,000 at June 29, 2002. The leased software has been fully depreciated.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments under outstanding leases at June 29, 2002, are as follows (in thousands):

	Capital	Operating
	Lease	Lease

Fiscal year ending:
2003	$34	$42,904
2004	22	43,481
2005	—	41,863
2006	—	40,446
2007	—	37,081
Thereafter	—	76,065

Total minimum lease payments	56	$281,840

Less amount representing interest	(2)

Present value of net minimum lease payments	54
Less current maturities, included in other current liabilities	32

Long-term obligation	$22

      Rent expense for all operating leases was $35.9 million, $35.1 million, and $35.0 million for the years ended June 29, 2002, June 30, 2001 and July 1, 2000 respectively. The Company is obligated for guarantees, subleases or assigned lease obligations for 28 of its franchisees through 2011. The aggregate future minimum payments under these leases are approximately $28.5 million.

15.     Commitments and Contingencies

     Securities Litigation

      The Company was named as a defendant in twelve class action complaints in the United States District Court for the District of New Jersey. Our former Chief Executive Officer and our former Chief Financial Officer and Executive Vice President of Operations were also named as defendants in these complaints. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 26, 1998 and March 18, 1999 (the “Class Period”). In October 1999, plaintiffs filed an amended class action complaint and, in February 2000, plaintiffs filed a second amended complaint, which alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and sought unspecified damages. The plaintiffs alleged that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, Party City’s financial condition, adequacy of internal controls and compliance with certain loan covenants during the Class Period. The plaintiffs further alleged that because of the issuance of a series of false and misleading statements and/or the failure to disclose material facts, the price of Party City’s common stock was artificially inflated.

      In early 2000, defendants moved to dismiss the second amended complaint on the ground that it failed to state a course of action. On May 29, 2001, the District Court issued an Opinion and order dismissing the Complaint against all defendants with prejudice. On June 27, 2001, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit. In April 2002, the parties reached an agreement in principle to settle the action, and the Court of Appeals has remanded the case to the District Court to supervise the implementation of the settlement. The terms of the settlement are contained in the agreement in principle, and include the settlement amount the Company is to pay, and are not material to the Company’s results of operations or financial condition. The settlement provided for in the agreement in principle is subject

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to certain conditions, including the negotiation of a definitive settlement agreement and the approval of the terms of the settlement agreement by the District Court after notice to the members of the class who have the right to object. There can be no assurance that all these conditions will be satisfied.

     Other

      A lawsuit was filed on September 25, 2001 against the Company in Los Angeles Superior Court by an assistant manager in one of the Company’s California stores for himself and on behalf of other members of an alleged class of Party City store managers (the “Class”) who claim the Company misclassified the Class as exempt from California overtime wage and hour laws. The lawsuit seeks relief in the form of disgorgement of overtime wages allegedly owed by the Company to the Class but not paid. The plaintiffs also seek punitive damages and statutory penalties. The Company denies the allegations and is vigorously defending against the claim. If a class is certified, liability is found and a judgment is entered, such a judgment may adversely affect us.

      In addition to the foregoing, the Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company is aware of no other material existing or threatened litigation to which it is or may be a party.

16.     Segment Information

      The Company owns, operates and franchises party supplies stores in North America and, to a limited extent in Europe. The Company’s management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pre-tax operating profit of each segment. Accordingly, the Company reports two segments—retail and franchising. The retail segment generates revenue through the sale of primarily third-party branded party goods through Company-owned stores. The franchising segment generates revenue through the charge for initial franchise fees and a royalty on retail sales. The accounting policies are described in the summary of significant accounting policies. The Company has no intersegment sales. No single customer accounts for 10% or more of total revenues. Revenues from Europe were not significant in all periods presented. All assets of the Company are located in North America.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table contains key financial information of the Company’s business segments (in thousands):

	Year Ended

	June 29, 2002	June 30, 2001	July 1, 2000

Retail:
Net revenue	$405,821	$380,671	$349,722
Operating earnings	50,265	40,223	25,896
Identifiable assets	129,340	122,804	121,190
Depreciation/amortization	7,341	8,086	8,351
Capital expenditures	8,471	6,184	1,520
Franchising:
Net revenue	$17,689	$15,229	$13,677
Operating earnings	11,126	10,292	9,271
Identifiable assets	1,777	1,398	1,607
Depreciation/amortization	—	—	—
Capital expenditures	—	—	—
Corporate/ Other:
Net revenue	$—	$—	$—
Operating expense	(27,086)	(26,603)	(30,399)
Identifiable assets	17,937	17,140	9,289
Depreciation/amortization	4,815	2,345	2,406
Capital expenditures	5,614	10,121	2,589
Consolidated Totals:
Net revenue	$423,510	$395,900	$363,399
Operating earnings	34,305	23,912	4,768
Interest expense, net	5,610	7,949	8,423

Income (loss) before income taxes	28,695	15,963	(3,655)
Provision (benefit) for income taxes	11,503	6,002	(4,636)

Net income	$17,192	$9,961	$981

Identifiable assets	$149,054	$141,342	$132,086
Depreciation/amortization	12,156	10,431	10,757
Capital expenditures	14,085	16,305	4,109

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Selected Quarterly Information (Unaudited) (in thousands, except per share data)

	Quarter Ended

	September	December	March	June

Year Ended June 30, 2001
Total revenues	$80,088	$143,682	$77,209	$94,921
Cost of goods sold and occupancy costs	55,462	83,428	53,364	60,066
Net (loss) income	(2,351)	13,911	(3,527)	1,928
Basic (loss) earnings per share	(0.18)	1.09	(0.28)	0.15
Diluted (loss) earnings per share	(0.18)	0.78	(0.28)	0.11
Year Ended June 29, 2002
Total revenues	$84,384	$148,112	$90,104	$100,910
Cost of goods sold and occupancy costs	57,667	83,928	60,816	61,569
Net (loss) income	(1,786)	14,939	(96)	4,135
Basic (loss) earnings per share	(0.14)	1.15	(0.01)	0.31
Diluted (loss) earnings per share	(0.14)	0.79	(0.01)	0.21

      The per share amounts are calculated independently for each quarter. The sum of the quarters may not equal the full year per share amounts.