Form 10-Q
period 2002-09-28
PARTY CITY CORP
filed 2002-11-12
CIK 1005972

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED	COMMISSION FILE NUMBER
SEPTEMBER 28, 2002	0-27826

PARTY CITY CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	22—3033692
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 COMMONS WAY	07866
ROCKAWAY, NEW JERSEY	(Zip Code)
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

Yes:  ☑                        No:  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of November 2, 2002, there were outstanding 17,040,940 shares of
Common Stock, $.01 par value.

PARTY CITY CORPORATION AND SUBSIDIARY

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 28, 2002	September 29, 2001	June 29, 2002

	(Unaudited)	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$5,241	$5,095	$3,467
Merchandise inventory	94,760	77,584	55,867
Deferred income taxes	6,410	6,278	5,827
Other current assets	14,992	15,578	11,789

Total current assets	121,403	104,535	76,950
Property and equipment, net	54,941	47,226	49,356
Goodwill	19,062	14,150	18,016
Other assets	4,392	6,149	4,732

Total assets	$199,798	$172,060	$149,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,255	$54,702	$35,499
Accrued expenses and other current liabilities	23,893	27,082	26,744
Advances under Loan Agreement	16,136	5,424	—
Senior Notes, current portion	—	10,484	—

Total current liabilities	113,284	97,692	62,243
Long-term liabilities:
Deferred rent and other long-term liabilities	10,310	9,422	10,297
Senior Notes	9,083	16,133	8,915
Commitments and contingencies
Stockholders’ equity:
Common stock $.01 par value, authorized 25,000,000 shares; issued 17,010,465, 13,255,017 and 16,239,081 shares, respectively	170	132	162
Additional paid-in capital	40,597	38,386	39,347
Retained earnings	28,183	10,941	29,919
Treasury stock, at cost (284,000, 100,000 and 284,000 shares, respectively)	(1,829)	(646)	(1,829)

Total stockholders’ equity	67,121	48,813	67,599

Total liabilities and stockholders’ equity	$199,798	$172,060	$149,054

See accompanying notes to condensed consolidated financial statements.

(1) The June 29, 2002 consolidated balance sheet was derived from the Company’s audited consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(Unaudited)

	Quarter ended

	September 28,	September 29,
	2002	2001

Revenues:
Net sales	$91,124	$80,795
Royalty fees	3,647	3,246
Franchise fees	235	343

Total revenues	95,006	84,384
Expenses:
Cost of goods sold and occupancy costs	64,425	57,667
Company-owned stores operating and selling expense	23,698	20,228
Franchise expense	1,562	1,547
General and administrative expense	7,302	6,164

Total expenses	96,987	85,606

Loss before interest and income taxes	(1,981)	(1,222)
Interest expense, net	885	1,755

Loss before income taxes	(2,866)	(2,977)
Provision for income tax benefit	(1,130)	(1,191)

Net loss	$(1,736)	$(1,786)

Basic and diluted loss per share	$(0.11)	$(0.14)
Weighted average shares outstanding – basic and diluted	16,396	12,753

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Quarter ended

	September 28,	September 29,
	2002	2001

Cash flow from operating activities:
Net loss	$(1,736)	$(1,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,372	2,825
Deferred taxes	(312)	(1,301)
Non-cash interest	250	428
Deferred rent and other long-term liabilities	296	721
Equity based compensation	138	79
Provision for doubtful accounts	(301)	30
Changes in assets and liabilities:
Merchandise inventory	(38,487)	(29,253)
Other current assets and other assets	(2,939)	(3,450)
Accounts payable and other current liabilities	34,905	27,606

Net cash used in operating activities	(4,814)	(4,101)
Cash flow from investment activities:
Purchases of property and equipment	(8,737)	(3,602)
Stores acquired from franchisees	(1,648)	(897)

Net cash used in investment activities	(10,385)	(4,499)
Cash flow from financing activities:
Net proceeds from Loan Agreement	16,136	5,424
Proceeds from exercise of stock options and warrants	837	75
Payments of Senior Notes	—	(1,000)
Purchases of treasury stock	—	(646)

Net cash provided from financing activities	16,973	3,853

Net increase (decrease) in cash and cash equivalents	1,774	(4,747)
Cash and cash equivalents, beginning of period	3,467	9,842

Cash and cash equivalents, end of period	$5,241	$5,095

Supplemental disclosure of cash flow information:
Income taxes paid	$2,167	$301
Interest paid	642	1,400
Supplemental disclosure of non-cash financing activity:
Issuance of shares under management stock plan	282	—
Issuance of warrants	245	—

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The condensed consolidated financial statements, except for the June 29, 2002 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 28, 2002 and September 29, 2001 and the results of operations and cash flows for the quarters ended September 28, 2002 and September 29, 2001. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full fiscal year.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 29, 2002, which are included in the Company’s Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission on September 27, 2002. All significant intercompany accounts and transactions have been eliminated. The June 29, 2002 consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

2.    RECENT ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its consolidated financial statements.

EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor and how to measure that consideration in its income statement. The EITF has not yet reached a final consensus on this issue. The Company will continue to monitor, until consensus is reached, the impact EITF No. 02-16 will have on its consolidated financial statements.

3.   EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted loss per share (in thousands, except per share amounts):

	Quarter Ended

	September 28,	September 29,
	2002	2001

	(Unaudited)
Net loss	$(1,736)	$(1,786)
Loss per share — basic	(0.11)	(0.14)
Loss per share — diluted	(0.11)	(0.14)
Average common shares outstanding	16,396	12,753
Dilutive effect of warrants	(a)	(b)
Dilutive effect of stock options	(a)	(b)
Restricted stock units	(c)	(c)

Average common and common equivalent shares outstanding	16,396	12,753

(a) Options to purchase 2,320,586 shares of common stock at prices ranging from $1.71 to $32.50 per share were outstanding at September 28, 2002 and warrants to purchase 2,496,000 shares of common stock at $1.07 per share were outstanding at September 28, 2002 but were not included in the computation of earnings per share because to do so would have been antidilutive.

(b) Options to purchase 1,795,078 shares of common stock at prices ranging from $1.95 to $31.13 per share were outstanding at September 29, 2001 and warrants to purchase 6,280,000 shares of common stock at $1.07 per share were outstanding at September 29, 2001 but were not included in the computation of earnings per share because to do so would have been antidilutive.

(c) Restricted shares of 97,398 shares of common stock were outstanding at September 28, 2002 related to the Management Stock Purchase Plan. No restricted shares of common stock were outstanding at September 29, 2001.

4.   FINANCING AGREEMENTS

As of September 28, 2002, the Company had $16.1 million outstanding under the Loan and Security Agreement dated January 14, 2000 (the “Loan Agreement”), with Congress Financial Corporation. Pursuant to the Loan Agreement, the Company has a standby letter of credit of $1.4 million at September 28, 2002. Under the terms of the Loan Agreement, the Company may from time to time borrow, based on a percentage of eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was 2.25% per annum at September 28, 2002, or (ii) at the rate of 3/4% per annum above the prime rate, totaling 5.50% at September 28, 2002. The term of the Loan Agreement is three years with renewals at the Company’s discretion thereafter and is secured by a lien on substantially all assets. The Company feels that financing through the renewal of this Loan Agreement or through other sources is available. At November 2, 2002 the Company had no borrowings outstanding.

At September 28, 2002 the Company had $9.1 million outstanding of Series D 14.0% Notes due 2004 which reflected a $1.1 million discount. The Notes are secured by a junior lien on substantially all of the Company’s assets.

5.   STOCKHOLDERS’ EQUITY

Stock Repurchase

On September 19, 2001, the Board of Directors authorized the Company to repurchase up to $15 million of the Company’s outstanding common stock. The stock repurchases are made at the discretion of management. As of September 28, 2002, the Company had repurchased 284,000 shares for $1,829,000 or 12.2% of the total amount authorized to be repurchased. As of September 29, 2001, the Company had repurchased 100,000 shares for $646,000 or 4.3% of the total amount authorized to be repurchased. No stock repurchases were made during the quarter ended September 28, 2002 or subsequent thereto.

Warrants

In the quarter ended September 28, 2002, there were 688,000 warrants exercised. This included an exercise of 458,667 warrants for which proceeds of $490,774 was received. In addition, there was a cashless exercise, in which the warrant holders received 213,792 shares of common stock. The remaining 15,541 shares with a market value of $245,386 were surrendered in connection with this exercise.

6.   LEGAL PROCEEDINGS

Securities Litigation

The Company was named as a defendant in twelve class action complaints in the United States District Court for the District of New Jersey. The former Chief Executive Officer and the former Chief Financial Officer and Executive Vice President of Operations were also named as defendants in these complaints. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 26, 1998 and March 18, 1999 (the “Class Period”). In October 1999, plaintiffs filed an amended class action complaint and, in February 2000, plaintiffs filed a second amended complaint, which alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and sought unspecified damages. The plaintiffs alleged that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, Party City’s financial condition, adequacy of internal controls and compliance with certain loan covenants during the Class Period. The plaintiffs further alleged that because of the issuance of a series of false and misleading statements and/or the failure to disclose material facts, the price of Party City’s common stock was artificially inflated.

In early 2000, defendants moved to dismiss the second amended complaint on the ground that it failed to state a course of action. On May 29, 2001, the District Court issued an Opinion and Order dismissing the Complaint against all defendants with prejudice. On June 27, 2001, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit. In April 2002, the parties reached an agreement in principle to settle the action, and the Court of Appeals has remanded the case to the District Court to supervise the implementation of the settlement. The terms of the settlement are contained in the agreement in principle, and include the settlement amount, which is not material to the results of operations or financial condition. The settlement provided for in the agreement in principle is subject to certain conditions, including the negotiation of a definitive settlement agreement and the approval of the terms of the settlement agreement by the District Court after notice to the members of the class who have the right to object. There can be no assurance that all these conditions will be satisfied.

Other

A lawsuit was filed on September 25, 2001 against Party City in Los Angeles Superior Court by an assistant manager in one of the Company’s California stores for himself and on behalf of other members of an alleged class of Party City store managers (the “Class”) who claim the Company misclassified the Class members as exempt from California overtime wage and hour laws. The Class members seek the disgorgement of overtime wages allegedly owed by the Company to them but not paid and they also seek punitive damages and statutory penalties. If a class is certified, liability is found and a judgment is entered, such a judgment may adversely affect the Company.

In addition to the foregoing, from time to time the Company is involved in routine litigation incidental to the conduct of the business. The Company is aware of no other material existing or threatened litigation to which the Company is or may be a party.

7.   SEGMENT INFORMATION

The following table contains key financial information of the Company’s business segments (in thousands):

	Quarter Ended

	September 28,	September 29,
	2002	2001

	(Unaudited)
RETAIL
Net revenue	$91,124	$80,795
Operating earnings	3,001	2,900
Identifiable assets	180,219	150,969
Depreciation/amortization	2,034	1,801
Capital expenditures	9,830	2,686
FRANCHISING
Net revenue	$3,882	$3,589
Operating earnings	2,320	2,042
Identifiable assets	1,942	2,280
Depreciation/amortization	—	—
Capital expenditures	—	—
CORPORATE/OTHER
Net revenue	$—	$—
Operating loss	(7,302)	(6,164)
Identifiable assets	17,637	18,811
Depreciation/amortization	1,338	1,024
Capital expenditures	555	1,813
CONSOLIDATED TOTALS
Net revenue	$95,006	$84,384
Operating loss	(1,981)	(1,222)
Interest expense, net	885	1,755

Loss before income tax benefit	(2,866)	(2,977)
Provision for income tax benefit	(1,130)	(1,191)

Net loss	$(1,736)	$(1,786)

Identifiable assets	$199,798	$172,060
Depreciation/amortization	3,372	2,825
Capital expenditures	10,385	4,499

8.   ACQUISITIONS AND DISPOSITIONS OF STORES

During the quarter ended September 28, 2002, the Company acquired two stores from a franchisee. The aggregate consideration paid in connection with this acquisition was $1,493,000. The consolidated balance sheets include allocations of the purchase price related to this transaction of approximately $892,000 in goodwill, $195,000 in fixed assets and $406,000 in inventory.

In Fiscal 2002, the Company completed the acquisition of thirteen stores in the Seattle, Washington market from Paper Warehouse, Inc. The conversion of these locations to the Party City store format has been completed and all stores were opened in the first quarter of fiscal 2003. Additional goodwill of $154,000 was recorded in the quarter ended September 28, 2002 related to the completion of the conversion of these locations.

The acquisitions have been accounted for under the purchase method of accounting. The results of operations of the acquired stores are included in the financial statements from the date the stores are opened.

The changes in the carrying amount of goodwill for the quarter ended September 28, 2002, by operating segment, are as follows (in thousands):

Retail:
Balance as of June 29, 2002	$18,016
Goodwill acquired during the period	1,046

Balance as of September 28, 2002	$19,062

Assuming the stores acquired during the quarter ended September 28, 2002 and September 29, 2001 were acquired on July 1, 2001, the pro forma results would have been as follows (in thousands, except per share amounts) (unaudited):

	Quarter Ended

	September 28,	September 29,
	2002	2001

Total Revenues	$96,455	$88,800
Net Loss	$(1,659)	$(2,455)
Loss per share	$(0.10)	$(0.19)

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

The Company’s accounting policies are more fully described in Note 1 to the consolidated financial statements located in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2002. Management has identified certain critical accounting policies that are described below.

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

Long-lived assets excluding goodwill. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates.

Insurance accruals. The determination of insurance accruals is done using the services of an actuary, applying certain historical experience factors. Should a greater amount of claims occur compared to what was estimated or costs increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the consolidated financial statements could be required.

Goodwill. The Company evaluates goodwill whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates.

Results of Operations

SELECTED FINANCIAL DATA

(in thousands, except per share and store data)

	Quarter Ended

	September 28, 2002	September 29, 2001

	(Unaudited)
Statement of Operations Data
Total revenue	$95,006	$84,384

Company-owned stores:
Net sales	$91,124	$80,795
Cost of goods sold and occupancy costs	64,425	57,667

Gross profit	26,699	23,128
Store operating and selling expense	23,698	20,228

Company-owned stores profit contribution	3,001	2,900
General and administrative expenses	7,302	6,164

Retail profit loss	(4,301)	(3,264)
Franchise stores:
Royalty fees	3,647	3,246
Franchise fees	235	343

Total franchise revenues	3,882	3,589
Total franchise expense	1,562	1,547

Franchise profit contribution	2,320	2,042
Loss before interest and income tax benefit	(1,981)	(1,222)
Interest expense, net	885	1,755

Loss before income tax benefit	(2,866)	(2,977)
Provision for income tax benefit	(1,130)	(1,191)

Net loss	$(1,736)	$(1,786)

Basic and diluted loss per share(a)	(0.11)	$(0.14)

Weighted average shares outstanding—Basic and Diluted	16,396	12,753

EBITDA(b)	$1,391	$1,603

Cash flows provided from (used in):
Operating activities	$(4,814)	$(4,101)
Investing activities	(10,385)	(4,499)
Financing activities	16,973	3,853
Other information:
Depreciation and amortization	$3,372	$2,825

	Quarter Ended

	September 28, 2002	September 29, 2001

	(Unaudited)
Store Data:
Company-owned:
Stores open at beginning of period	209	193
Stores opened	23	4
Stores acquired from franchisees	2	1

Stores open at end of period	234	198
Average Company-owned stores open in period	224	195
Franchise:
Stores open at beginning of period	242	261
Stores opened	7	13
Stores sold to Company	(2)	(1)

Stores open at end of period	247	273

Average Franchise stores open in period(c)	244	268
Total stores chainwide	481	471
Chainwide sales
Same store sales increase(d)
Company-owned stores	3.4%	5.7%
Franchise stores	5.9%	3.7%
Average sales per Company-owned store	$427	$415
Balance Sheet Data:
Working capital	$8,119	$6,843
Total assets	199,798	172,060
Bank borrowings and other debt(e)	25,219	32,041
Stockholders’ equity	67,121	48,813

(a)	Options, warrants and restricted stock units related to the Management Stock Purchase Plan were not included in the computation of diluted earnings per share for the quarter ended September 28, 2002 and September 29, 2001 because to do so would have been antidilutive.

(b)	The Company’s definition of EBITDA is earnings before interest, taxes, depreciation, amortization and impairment charge and exclusive of special charges. The Company believes EBITDA provides additional information for determining its ability to meet future debt service requirements. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing the Company’s operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. The Company has presented EBITDA, however, because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and/or incur debt. The Company’s computation of EBITDA may not be comparable to similar titled measures of other companies.

(c)	The Canadian master franchisee filed for bankruptcy protection under Canadian law, closing 28 stores in fiscal 2002.

(d)	Same store sales for Company-owned and franchise stores are subject to material differences based on the age of the respective stores for each group. New stores historically have had higher same store comparable sales. Approximately 30% of the comparable franchise stores have less than three full years of operation.

(e)	The bank borrowings and other debt at September 28, 2002 and September 29, 2001 is net of an unamortized debt discount of $1.1 million and $1.9 million, respectively.

Quarter Ended September 28, 2002 Compared to Quarter Ended September 29, 2001

Retail. Net sales from Company-owned stores increased 12.8% to $91.1 million for the first quarter of fiscal 2003 from $80.8 million for the first quarter of the last fiscal year. Same store sales increased 3.4% in the first quarter of fiscal 2003. The Company opened twenty-three new stores and acquired two stores from a franchisee during the first quarter of fiscal 2003. Four new stores opened during the first quarter of the prior fiscal year.

Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the first quarter of fiscal 2003 increased 15.4% to $26.7 million from $23.1 million for the first quarter of the last fiscal year. Gross margin was 29.3% for the first quarter of fiscal 2003 compared with 28.6% for the first quarter of the last fiscal year. The increase was primarily due to stronger controls over inventory and improved buying.

Store operating and selling expenses increased 17.2% to $23.7 million for the first quarter of fiscal 2003 from $20.2 million in the first quarter of the last fiscal year. Store operating and selling expenses were 26.0% and 25.0% of sales for the first quarter of fiscal 2003 and fiscal 2002, respectively. The increase is primarily due to expenses related to 23 new store openings in the first quarter of fiscal 2003, including grand opening advertising. Pre-opening expenses incurred in the first quarter of fiscal 2003 for these stores and stores to be opened during the second quarter of fiscal 2003 were $409,000 compared with $205,000 in pre-opening expenses incurred during the first quarter of the prior fiscal year. Company-owned stores recorded a contribution of $3.0 million for the first quarter of fiscal 2003 compared to $2.9 million for the first quarter of the last fiscal year. The Company believes that the improvement over the prior year is primarily the result of improved gross margin as well as increased sales.

General and administrative expenses increased 18.5% to $7.3 million in the first quarter of fiscal 2003 from $6.2 million in the first quarter of the last fiscal year. General and administrative expenses were 8.0% and 7.6% of sales for the first quarter of fiscal 2003 and fiscal 2002, respectively, reflecting investments in management and systems. The increase is primarily attributable to an increase of $400,000 in payroll to $3.5 million from $3.1 million in the prior fiscal year related to salary increases and increased staffing; an increase of $250,000 in depreciation related to new systems to $1.05 million from $800,000 in the prior fiscal year; and a $60,000 increase in expense due to expenses related to equity compensation.

Franchising. Franchise revenue is comprised of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store’s net sales. Franchise fees, recognized on seven store openings were $235,000 for the first quarter of fiscal 2003 compared to $343,000 for the first quarter of the last fiscal year, relating to 13 store openings. Royalty fees increased 12.4% to $3.6 million in the first quarter of fiscal 2003 from $3.2 million in the first quarter of the last fiscal year which is primarily due to an increase in the number of stores and a same store sales increase of 5.9% for the franchise stores in the first quarter of fiscal 2003.

Expenses directly related to franchise revenue increased 1.0% to $1.6 million for the first quarter of fiscal 2003 from $1.5 million for the first quarter of the last fiscal year. As a percentage of franchise revenue, franchise expenses were 40.2% and 43.1% for the first quarter of fiscal 2003 and fiscal 2002, respectively.

Franchise profit contribution increased 13.6% to $2.3 million for the first quarter of fiscal 2003. The increase in franchise profit contribution is due to higher revenues and the increased number of franchise stores.

Interest Expense. Interest expense decreased 50.0% to $885,000 for the first quarter of fiscal 2003 from $1.8 million in the first quarter of the last fiscal year. This decreased expense is primarily attributable to lower average borrowings outstanding under the Loan Agreement and reduced principal balances on Senior Notes outstanding due to payments made over the last twelve months.

Income Tax Benefit. The effective income tax rate was 39.4% in the first quarter of fiscal 2003 compared to 40.0% in the first quarter of the last fiscal year.

Net Loss. As a result of the above factors, net loss for the first quarter of fiscal 2003 was $1.7 million, or $(0.11) loss per basic and diluted share, as compared to a net loss of $1.8 million, or $(0.14) loss per basic and diluted share in first quarter of the last fiscal year.

Liquidity and Capital Resources

The Company’s cash requirements are primarily for working capital, the opening of new stores, the improvement and expansion of existing facilities and the improvement of information systems. Historically, these cash requirements have been met through cash flow from operations and borrowings under the credit facilities. At September 28, 2002, working capital was $8.1 million compared to $6.8 million in the prior period.

For the quarter ended September 28, 2002, cash used in operating activities was $4.8 million, compared to $4.1 million for the same period of the last fiscal year. The increase in cash used in operating activities was primarily attributable to an increase in inventory offset by an increase in accounts payable and other current liabilities related to the store growth. The increase in average inventory level per store of 3.3% was a deliberate decision by management to enable the Company to sustain strong in-stock levels throughout the Halloween selling season.

Cash used in investment activities for the quarter ended September 28, 2002 was $10.4 million compared to $4.5 million in the same period in the last fiscal year. The increase in cash used in investing activities was primarily attributable to the opening of twenty-three Company-owned stores and the acquisition of two stores from a franchisee during the period.

Cash provided by financing activities was $17.0 million for the quarter ended September 28, 2002 compared with $3.9 million for the first quarter of fiscal 2002. This relates to increased borrowings under the Loan Agreement and proceeds from the exercise of stock options.

At September 28, 2002, the Company had a $16.1 million balance outstanding under the Loan Agreement. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $40 million at any time outstanding. Advances bear interest, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was 2.25% per annum at September 28, 2002 or (ii) at the rate of 3/4% per annum above the prime rate, totaling 5.5% at September 28, 2002. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company. At November 2, 2002, the Company had no balance outstanding and $38.9 million was available to be borrowed under the Loan Agreement.

Company management currently believes that the cash generated by operations, together with the borrowing availability under the Loan Agreement, will be sufficient to meet the Company’s working capital needs for the next twelve months, including planned new store openings.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of contractual obligations and commercial commitments, the following data is provided:

	Payments Due By Period (in thousands)

	Total	1 Year	2-3 Years	4-5 Years	After 5 years

Contractual Obligations
Senior Notes	$10,207	$—	$10,207	$—	$—
Capital lease obligations	46	32	14	—	—
Operating leases	274,094	33,269	85,625	77,847	77,353

Total Contractual Obligations	$284,347	$33,301	$95,846	$77,847	$77,353

Accounting and Reporting Changes

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

EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”, addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor and how to measure that consideration in its income statement. The EITF has not yet reached a final consensus on this issue. The Company will continue to monitor, until consensus is reached, the impact EITF No. 02-16 will have on its consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company also established a disclosure committee which consists of certain members of the Company’s senior management.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Litigation

The Company was named as a defendant in twelve class action complaints in the United States District Court for the District of New Jersey. The former Chief Executive Officer and our former Chief Financial Officer and Executive Vice President of Operations were also named as defendants in these complaints. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 26, 1998 and March 18, 1999 (the “Class Period”). In October 1999, plaintiffs filed an amended class action complaint and, in February 2000, plaintiffs filed a second amended complaint, which alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and sought unspecified damages. The plaintiffs alleged that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, Party City’s financial condition, adequacy of internal controls and compliance with certain loan covenants during the Class Period. The plaintiffs further alleged that because of the issuance of a series of false and misleading statements and/or the failure to disclose material facts, the price of Party City’s common stock was artificially inflated.

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

Other

A lawsuit was filed on September 25, 2001 against Party City in Los Angeles Superior Court by an assistant manager in one of the Company’s California stores for himself and on behalf of other members of an alleged class of Party City store managers (the “Class”) who claim the Company misclassified the Class members as exempt from California overtime wage and hour laws. The Class members seek the disgorgement of overtime wages allegedly owed by the Company to them but not paid and they also seek punitive damages and statutory penalties. If a class is certified, liability is found and a judgment is entered, such a judgment may adversely affect the Company.

In addition to the foregoing, from time to time the Company is involved in routine litigation incidental to the conduct of the business. The Company is aware of no other material existing or threatened litigation to which the Company is or may be a party.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits required to be filed as part of this report on Form 10-Q are listed in the attached Exhibit Index.

(b) Report on Form 8-K

None

EXHIBIT INDEX

3.1(1)	— Certificate of Incorporation of the Company.

3.2(2)	— Bylaws of the Company, as amended.

4.1(1)	— Specimen stock certificate evidencing the Common Stock.

4.2(3)	— Form of Amended and Restated Warrant.

4.3(4)	— Form of A Note.

4.4(4)	— Form of B Note.

4.5(4)	— Form of C Note.

4.6(4)	— Form of D Note.

4.7(3)	— Form of E Note.

4.8(4)	— Form of Securities Purchase Agreement, dated as of August 16, 1999, by and between the Company and each of the Investors.

4.9(3)	— First Amendment to Securities Purchase Agreement, dated as of January 14, 2000, by and between the Company and each of the Investors.

4.10(5)	— Second Amendment to Securities Purchase Agreement, dated as of April 1, 2001, by and among the Company and each of the Investors.

10.1(1)	— Form of Unit Franchise Agreement entered into by the Company and franchisees.

10.2(6)	— Amended and Restated 1999 Stock Incentive Plan of the Company.

10.3(7)	— Option Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman.

10.4(7)	— Stock Pledge Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman.

10.5(7)	— Employment Agreement, dated as of June 8, 1999, between the Company and Jack Futterman.

10.6(4)	— Investor Rights Agreement, dated as of August 16, 1999, by and among the Company, the Investors and Jack Futterman.

10.7(4)	— Standstill and Forbearance Agreement, dated as of August 16,1999, by and among the Company, PNC Bank, NationalAssociation, as Agent, and the Banks.

10.8(4)	— Vendor Forbearance and Standstill Agreement, dated as of August 16, 1999, by and among the Company and the TradeVendors.

10.9(5)	— First Amendment to Investor Rights Agreement, dated as of October 11, 2000, by and among the Company, the Investors and Jack Futterman.

10.10(5)	— Second Amendment to Investor Rights Agreement, dated as of November 20, 2000, by and among the Company, the Investors and Jack Futterman.

10.11(3)	— Loan and Security Agreement, dated January 14, 2000, by and between the Company and Congress Financial Corporation.

10.12(6)	— Description of oral consulting agreement between the Company and Ralph Dillon.

10.13(6)	— Employment Agreement of James Shea, dated as of December 10,1999, by and between the Company and James Shea.

10.14(6)	— Employment Agreement of Andrew Bailen, dated as of August 7,2000, by and between the Company and Andrew Bailen.

10.15(6)	— Employment Agreement of Thomas Larson, dated as of June 18,1999, by and between the Company and Thomas Larson.

10.16(8)	— Management Stock Purchase Plan of the Company

10.17(9)	— Employee Stock Purchase Plan of the Company

21.1
— Subsidiaries. The wholly owned subsidiary of the Company is Party City Michigan, Inc. incorporated on October 23, 1997,in the State of Delaware. This subsidiary does business under the name Party City Michigan, Inc.

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

PARTYCITY CORPORATION

By /s/ James Shea

(James Shea)
Chief Executive Officer

By /s/ Linda M. Siluk

(Linda M. Siluk)
Chief Financial Officer

By /s/ Susan Hyde

(Susan Hyde)
Chief Accounting Officer

Date: November 12, 2002

CERTIFICATIONS

I, James Shea, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Party City Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ James Shea

Name: James Shea Title: Chief Executive Officer

I, Linda M. Siluk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Party City Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Linda M. Siluk

Name: Linda M. Siluk Title: Chief Financial Officer