Form 10-Q
period 2002-12-28
PARTY CITY CORP
filed 2003-02-11
CIK 1005972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 28, 2002	Commission File Number 0-27826

PARTY CITY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3033692 (I.R.S. Employer Identification No.)

400 Commons Way Rockaway, New Jersey (Address of Principal Executive Offices)	07866 (Zip Code)

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

Yes ☒ No: ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No: ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of February 5, 2003, there were outstanding 16,831,714 shares of
Common Stock, $.01 par value.

PARTY CITY CORPORATION AND SUBSIDIARY

INDEX

		Page No.

Part I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets — December 28, 2002 (Unaudited), December 29, 2001 (Unaudited) and June 29, 2002	3
	Condensed Consolidated Statements of Income (Unaudited) — For the quarters and six months ended December 28, 2002 and December 29, 2001	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) — For the six months ended December 28, 2002 and December 29, 2001	5
	Notes to Condensed Consolidated Financial Statements	6-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	21-22
Part II. Other Information
Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24
	Exhibit Index	25-26
	Signatures	27
	Certifications	28-29

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

PARTY CITY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 28,	December 29,	June 29,
	2002	2001	2002

	(Unaudited)	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$3,273	$21,530	$3,467
Merchandise inventory	69,189	55,574	55,867
Deferred income taxes	6,733	8,105	5,827
Other current assets, net	19,606	16,786	11,789

Total current assets	98,801	101,995	76,950
Property and equipment, net	55,878	45,524	49,356
Goodwill	19,172	14,206	18,016
Other assets	4,087	6,351	4,732

Total assets	$177,938	$168,076	$149,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,544	$40,197	$35,499
Accrued expenses and other current liabilities	28,656	34,232	26,744
Advances under Loan Agreement	4,114	—	—
Senior Notes, current portion	—	5,058	—

Total current liabilities	84,314	79,487	62,243
Deferred rent and other long-term liabilities	10,683	9,607	10,297
Senior Notes	—	16,269	8,915
Commitments and contingencies Stockholders’ equity:
Common stock $0.01 par value, authorized 25,000,000 shares; issued 17,113,873, 13,257,267 and 16,239,081 shares, respectively	171	132	162
Additional paid-in capital	41,366	38,530	39,347
Retained earnings	43,233	25,880	29,919
Treasury stock, at cost (284,000 shares)	(1,829)	(1,829)	(1,829)

Total stockholders’ equity	82,941	62,713	67,599

Total liabilities and stockholders’ equity	$177,938	$168,076	$149,054

(1)	The June 29, 2002 consolidated balance sheet was derived from the Company’s audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Quarter ended		Six months ended

	December 28,	December 29,	December 28,	December 29,
	2002	2001	2002	2001

Revenues:
Net sales	$161,648	$141,979	$252,772	$222,774
Royalty fees	6,503	6,133	10,150	9,379
Franchise fees	40	—	275	343

Total revenues	168,191	148,112	263,197	232,496
Expenses:
Cost of goods sold and occupancy costs	95,974	83,928	160,399	141,595
Company-owned stores operating and selling expense	34,288	29,465	57,986	49,693
Franchise expense	1,646	1,667	3,208	3,214
General and administrative expense	8,403	6,538	15,705	12,702

Total expenses	140,311	121,598	237,298	207,204

Operating income	27,880	26,514	25,899	25,292
Interest expense, net	2,824	1,654	3,709	3,409

Income before income taxes	25,056	24,860	22,190	21,883
Provision for income taxes	10,006	9,921	8,876	8,730

Net income	$15,050	$14,939	$13,314	$13,153

Basic earnings per share	$0.90	$1.15	$0.80	$1.02

Weighted average shares outstanding — basic	16,803	12,991	16,600	12,872

Diluted earnings per share	$0.76	$0.79	$0.67	$0.70

Weighted average shares outstanding — diluted	19,896	18,798	19,904	18,700

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended

	December 28,	December 29,
	2002	2001

	(Unaudited)
Cash flow from operating activities:
Net income	$13,314	$13,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,133	5,871
Deferred taxes	(441)	(2,941)
Non-cash interest	1,554	843
Deferred rent and other long-term liabilities	387	907
Equity based compensation	752	221
Provision for doubtful accounts	(602)	269
Changes in assets and liabilities:
Merchandise inventory	(12,915)	(7,243)
Other current assets and other assets	(7,267)	(5,445)
Accounts payable, accrued expenses and other current liabilities	17,956	20,250

Net cash provided by operating activities	19,871	25,885
Cash flow from investment activities:
Purchases of property and equipment	(13,444)	(4,950)
Stores acquired	(1,758)	(954)
Disposals of property and equipment	44	10

Net cash used in investment activities	(15,158)	(5,894)
Cash flow from financing activities:
Payments of Senior Notes	(10,207)	(6,552)
Net proceeds from Loan Agreement	4,114	—
Proceeds from exercise of stock options and warrants	1,276	78
Payment of financing costs	(90)	—
Purchase of treasury stock	—	(1,829)

Net cash used in financing activities	(4,907)	(8,303)

Net (decrease) increase in cash and cash equivalents	(194)	11,688
Cash and cash equivalents, beginning of period	3,467	9,842

Cash and cash equivalents, end of period	$3,273	$21,530

Supplemental disclosure of cash flow information:
Income taxes paid	$2,414	$433
Interest paid	$2,651	$2,926
Supplemental disclosure of non-cash financing activity:
Issuance of shares under management stock plan	$282	$—
Issuance of warrants	$245	$—

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements, except for the June 29, 2002 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 28, 2002 and December 29, 2001 and the results of operations for the quarter and six months ended December 28, 2002 and December 29, 2001 and cash flows for the six months ended December 28, 2002 and December 29, 2001. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full fiscal year.

     These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 29, 2002, which are included in the Company’s Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission on September 27, 2002. All significant intercompany accounts and transactions have been eliminated. The June 29, 2002 consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

2.   RECENT ACCOUNTING STANDARDS

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), replacing Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. This statement also established that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that adopting this statement will have a material impact on its financial position or the results of operations.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company has not yet determined the effect of the adoption of this statement on the Company’s financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements are effective for the Company’s current quarter (see Note 9). The Company does not expect adopting the initial recognition and initial measurement provision of this interpretation will have a material impact on its financial position or the results of operations.

     In November 2002, the EITF reached a consensus on issues raised in EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (“EITF 02-16”) This EITF issue addresses the timing of recognition for rebates that are earned by resellers based on specified levels of purchases or over specified periods of time. This guidance, related to

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

timing of recognition, is to be applied prospectively to new rebate arrangements entered into in fiscal periods beginning after January 1, 2003. This EITF issue also addresses the classification of cash consideration received from vendors in a reseller’s statement of operations. The guidance related to income statement classification is to be applied in annual and interim financial statements for periods beginning after January 1, 2003. The Company is in the process of reviewing the effect, if any, that the application of EITF 02-16 will have on its financial position and results of operations.

3.   EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter ended		Six months ended

	December 28,	December 29,	December 28,	December 29,
	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net income	$15,050	$14,939	$13,314	$13,153
Earnings per share — basic	$0.90	$1.15	$0.80	$1.02
Earnings per share — diluted	$0.76	$0.79	$0.67	$0.70
Average common shares outstanding	16,803	12,991	16,600	12,872
Dilutive effect of warrants	2,284	5,300	2,424	5,326
Dilutive effect of stock options (a) (b)	724	420	789	437
Restricted stock units (c) (d)	85	87	91	65

Average common and common equivalent shares outstanding	19,896	18,798	19,904	18,700

(a)	Options to purchase 701,069 and 534,358 common shares at prices ranging from $13.83 to $32.50 per share were outstanding but were not included in the computation of dilutive earnings per share for the quarter and six-months ended December 28, 2002, respectively, because to do so would have been anti-dilutive for the periods presented.

(b)	Options to purchase 779,280 and 711,567 shares of common stock at prices ranging from $7.00 to $31.13 per share were outstanding but were not included in the computation of dilutive earnings per share for the quarter and six-months ended December 29, 2001, respectively, because to do so would have been anti-dilutive for the periods presented.

(c)	Restricted shares of 84,768 and 91,083 shares of common stock were outstanding for the quarter and six-months ended December 28, 2002, respectively, related to the management stock purchase plan.

(d)	Restricted shares of 86,574 and 64,943 shares of common stock were outstanding for the quarter and six-months ended December 29, 2001, respectively, related to the management stock purchase plan.

4. FINANCING AGREEMENTS

     As of December 28, 2002, the Company had $4.1 million outstanding under the Loan and Security Agreement dated January 14, 2000 (the “Loan Agreement”), with Congress Financial Corporation at a weighted average interest rate of 5.3%. Pursuant to the Loan Agreement, the Company also had a standby letter of credit of $1.4 million at December 28, 2002. Under the terms of the Loan Agreement, the Company from time to time was allowed to borrow, based on a percentage of eligible inventory, up to a maximum of $40 million at any time outstanding. Interest on advances was charged, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was 2.25% per annum at December 28, 2002, or (ii) at the rate of 3/4% per annum above the prime rate, totaling 5.0% at December 28, 2002. The term of the Loan Agreement was three years with renewals at the Company’s discretion thereafter and was secured by a lien on substantially all of the Company’s assets.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     In January 2003, the Company replaced its existing Loan Agreement with a new $65 million revolving credit facility (“New Loan Agreement”) with Wells Fargo Retail Finance, LLC, as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent. Under the terms of the New Loan Agreement, the Company may borrow amounts based on a percentage of its eligible inventory and credit card receivables, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. Interest on advances is charged, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was set initially at 1.50% per annum or (ii) at the prime rate plus the applicable margin, which was initially set at (0.25)% per annum. The term of the New Loan Agreement is through April 30, 2006 and is secured by a lien on substantially all of the Company’s assets. At February 5, 2003, the Company had $12.1 million in borrowings outstanding under the new facility.

     During the months of November and December 2002, the Company repaid the remainder of the $9.1 million, net of $1.1 million discount, Series D 14.0% Notes due 2004. The Notes were secured by a junior lien on substantially all of the Company’s assets. The repurchase resulted in a payment of $2.8 million, including interest and prepayment incentives, and resulted in a one-time after-tax charge of $1.3 million, or $0.07 per diluted share.

5.   STOCKHOLDERS EQUITY

     Stock Repurchase

     On September 19, 2001, the Board of Directors authorized the Company to repurchase up to $15 million of the Company’s outstanding common stock. The stock repurchases are made at the discretion of management. As of December 28, 2002, the Company had repurchased 284,000 shares for an aggregate amount of $1.8 million, or 12.2% of the total amount authorized to be repurchased. No stock repurchases were made during the six months ended December 28, 2002 or subsequent thereto.

     Warrants

     There were no warrants exercised in the second quarter. In the six months ended December 28, 2002, there were 688,000 warrants exercised. This included an exercise of 458,667 warrants for which cash proceeds of $490,774 were received by the Company. In addition, there was a cashless exercise of warrants, in which the warrant holders received in the aggregate 213,792 shares of common stock. The remaining 15,541 shares with a market value of $245,386 were surrendered in connection with this exercise.

6.   LEGAL PROCEEDING

     Securities Litigation

     The Company was named as a defendant in twelve class action complaints in the United States District Court for the District of New Jersey. The former Chief Executive Officer and a former Chief Financial Officer and Executive Vice President of Operations were also named as defendants in these complaints. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 26, 1998 and March 18, 1999 (the “Class Period”). In October 1999, plaintiffs filed an amended class action complaint and, in February 2000, plaintiffs filed a second amended complaint, which alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and sought unspecified damages. The plaintiffs alleged that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, Party City’s financial condition, adequacy of internal controls and compliance with certain loan covenants during the Class period. The plaintiffs further alleged that because of the issuance of a series of false and misleading statements and/or the failure to disclose material facts, the price of Party City’s common stock was artificially inflated.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.   SEGMENT INFORMATION

     The following table contains key financial information of the Company’s business segments (in thousands):

	Quarter ended		Six months ended

	December 28,	December 29,	December 28,	December 29,
	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
RETAIL
Net revenue	$161,648	$141,979	$252,772	$222,774
Operating income	31,386	28,586	34,387	31,486
Identifiable assets	157,390	146,290	157,390	146,290
Depreciation/amortization	2,333	1,809	4,367	3,610
Capital expenditures	3,994	466	13,824	2,361
FRANCHISING
Net revenue	$6,543	$6,133	$10,425	$9,722
Operating income	4,897	4,466	7,217	6,508
Identifiable assets	3,998	4,222	3,998	4,222
Depreciation/amortization	—	—	—	—
Capital expenditures	—	—	—	—
CORPORATE/OTHER
Net revenue	$—	$—	$—	$—
Operating loss	(8,403)	(6,538)	(15,705)	(12,702)
Identifiable assets	16,550	17,564	16,550	17,564
Depreciation/amortization	1,428	1,237	2,766	2,261
Capital expenditures	823	874	1,378	2,687
CONSOLIDATED TOTALS
Net revenue	$168,191	$148,112	$263,197	$232,496
Operating income	27,880	26,514	25,899	25,292
Interest expense, net	2,824	1,654	3,709	3,409

Income before income taxes	25,056	24,860	22,190	21,883
Provision for income taxes	10,006	9,921	8,876	8,730

Net income	$15,050	$14,939	$13,314	$13,153

Identifiable assets	$177,938	$168,076	$177,938	$168,076
Depreciation/amortization	3,761	3,046	7,133	5,871
Capital expenditures	4,817	1,340	15,202	5,048

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.   ACQUISITIONS AND DISPOSITIONS OF STORES

     During the first six months of fiscal 2003, the Company acquired two stores from a franchisee. The aggregate consideration paid in connection with this acquisition was $1,604,000. The consolidated balance sheets include allocations of the purchase price related to this transaction of approximately $1,002,000 in goodwill, $195,000 in fixed assets and $406,000 in inventory.

     In Fiscal 2002, the Company completed the acquisition of thirteen stores in the Seattle, Washington market from Paper Warehouse, Inc. The conversion of these locations to the Party City store format has been completed and all stores were opened by the first quarter of fiscal 2003. Additional goodwill of $154,000 was recorded in the first six months of fiscal 2003 related to the completion of the conversion of these locations.

     The acquisitions have been accounted for under the purchase method of accounting. The results of operations of the acquired stores are included in the financial statements from the date the stores were opened.

     The changes in the carrying amount of goodwill for the six months ended December 28, 2002, by operating segment, are as follows (in thousands):

Retail:	Six months ended
December 28, 2002

Balance as of June 29, 2002	$18,016
Goodwill acquired during the period	1,156

Balance as of December 28, 2002	$19,172

     Assuming the stores acquired during the quarter and six months ended December 28, 2002 and December 29, 2001 were acquired on July 1, 2001, the pro forma results would have been as follows (in thousands, except per share amounts) (unaudited):

	Quarter Ended		Six months Ended

	December 28,	December 29,	December 28,	December 29,
	2002	2001	2002	2001

Net sales	$161,648	$147,787	$254,221	$232,998
Net income	$15,050	$14,836	$13,391	$12,381
Earnings per share – basic	$0.90	$1.14	$0.81	$0.96
Earnings per share — diluted	$0.76	$0.79	$0.67	$0.66

9.   GUARANTEES

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The Company has unconditionally guaranteed the repayment of 27 leases associated with franchise stores and locations sublet. The majority of the guarantees were given when the Company sold stores in 1999 as part of its restructuring. The guarantees continue until the leases expire. The maximum amount of the guarantees may vary, but is limited to the sum of the total amount due under the lease. As of December 28, 2002, the maximum amount of the guarantees was approximately $24.2 million.

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

     Sales Returns. The Company estimates future sales returns and, when material, records a provision in the period that the related sales are recorded based on historical information. Should actual returns differ from the Company’s estimates, the Company may be required to revise estimated sales returns.

     Store Closure Costs. The Company will record estimated store closure costs, such as fixed asset write-offs, estimated lease commitment costs net of estimated sublease income, markdowns for inventory that will be sold below cost, and other miscellaneous store closing costs when the liability is incurred. Such estimates may be subject to change should actual costs differ.

Results of Operations

SELECTED FINANCIAL DATA
(in thousands, except per share and store data)

	Quarter ended		Six months ended

	December 28,	December 29,	December 28,	December 29,
	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Statement of Operations Data
Total revenue	$168,191	$148,112	$263,197	$232,496

Company-owned stores:
Net sales	$161,648	$141,979	$252,772	$222,774
Cost of goods sold and occupancy costs	95,974	83,928	160,399	141,595

Gross profit	65,674	58,051	92,373	81,179
Store operating and selling expense	34,288	29,465	57,986	49,693

Company-owned stores profit contribution	31,386	28,586	34,387	31,486
General and administrative expense	8,403	6,538	15,705	12,702

Company-owned profit contribution	22,983	22,048	18,682	18,784
Franchise stores:
Royalty fees	6,503	6,133	10,150	9,379
Franchise fees	40	—	275	343

Total franchise revenues	6,543	6,133	10,425	9,722
Total franchise expense	1,646	1,667	3,208	3,214

Franchise profit contribution	4,897	4,466	7,217	6,508
Operating income	27,880	26,514	25,899	25,292
Interest expense, net	2,824	1,654	3,709	3,409

Income before income taxes	25,056	24,860	22,190	21,883
Provision for income taxes	10,006	9,921	8,876	8,730

Net income	$15,050	$14,939	$13,314	$13,153

Basic earnings per share	$0.90	$1.15	$0.80	$1.02
Diluted earnings per share	$0.76	$0.79	$0.67	$0.70
Weighted average shares outstanding —basic	16,803	12,991	16,600	12,872
Weighted average shares outstanding — diluted	19,896	18,798	19,904	18,700
EBITDA (a)	$31,641	$29,560	$33,032	$31,163
Cash flows provided from (used in):
Operating activities	$24,685	$29,986	$19,871	$25,885
Investing activities	(4,773)	(1,395)	(15,158)	(5,894)
Financing activities	(21,880)	(12,156)	(4,907)	(8,303)
Other information:
Depreciation and amortization	3,761	3,046	7,133	5,871

	Quarter ended		Six months ended

	December 28,	December 29,	December 28,	December 29,
	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Store Data:
Company-owned:
Stores open at beginning of period	234	198	209	193
Stores opened	5	—	28	4
Stores acquired from franchisees	—	—	2	1

Stores open at end of period	239	198	239	198

Average Company-owned stores open in period	236	198	230	196

Franchise:
Stores open at beginning of period	247	273	242	261
Stores opened	1	—	8	13
Stores closed	(8)	(1)	(8)	(1)
Stores sold to Company	—	—	(2)	(1)

Stores open at end of period	240	272	240	272

Average franchise stores open in period (b)	247	273	245	267

Total stores chainwide	479	470	479	470

Chainwide sales	$335,000	$321,000	$523,000	$499,000

Same store sales increase (c):
Company-owned stores	1.9%	1.7%	2.5%	3.2%
Franchise stores	2.9%	1.7%	4.0%	2.4%
Average sales per Company-owned store	$731	$717	$1,158	$1,137
Balance Sheet Data:
Working capital	$14,487	$22,508	$14,487	$22,508
Total assets	177,938	168,076	177,938	168,076
Bank borrowings and other debt (d)	4,114	21,327	4,114	21,327
Stockholders’ equity	82,941	62,713	82,941	62,713

(a)	The Company’s definition of EBITDA is earnings before interest, taxes, depreciation, amortization. The Company believes EBITDA provides additional information for determining our ability to meet future debt service requirements. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing our operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. The Company has presented EBITDA, however, because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and/or incur debt. The Company’s computation of EBITDA may not be comparable to similar titled measures of other companies.

(b)	The Canadian master franchisee filed for bankruptcy protection under Canadian law, closing 28 stores in fiscal 2002.

(c)	Same store sales for Company-owned and franchise stores are subject to material differences based on the age of the respective stores for each group. New stores historically have had higher same store comparable sales. Approximately 30% of the comparable franchise stores have less than three full years of operation.

(d)	The bank borrowings and other debt at December 29, 2001 is net of an unamortized debt discount of $1.6 million.

Quarter Ended December 28, 2002 Compared with Quarter Ended December 29, 2001

     Retail. Net sales from Company-owned stores increased 13.9% to $161.6 million for the second quarter of fiscal 2003 from $142.0 million for the second quarter of the prior fiscal year. Same store sales for Company-owned stores increased 1.9% in the second quarter of fiscal 2003 compared with 1.7% for the same period last year. The Company opened five new stores during the second quarter of fiscal 2003 and none in the second quarter of the prior fiscal year. The total number of Company-owned stores with less than one full year of operations is 17% of the total Company-owned store base, or 41 stores. Same store sales for Company-owned stores and franchise stores are subject to material differences based on the age of the respective stores. New stores historically have had higher same store comparable sales.

     Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the second quarter of fiscal 2003 increased 13.1% to $65.7 million from $58.1 million for the second quarter of the last fiscal year. The increase was primarily due to increased sales volume and improved merchandise margin. Gross margin as a percent of sales was 40.6% for the second quarter of fiscal 2003 compared with 40.9% for the second quarter of the last fiscal year. Although merchandise margins improved due to better buying and inventory control, this improvement was offset by a higher occupancy cost ratio for our new stores.

     Store operating and selling expenses increased 16.4% to $34.3 million for the second quarter of fiscal 2003 from $29.5 million in the second quarter of the last fiscal year. The increase in store operating expenses is attributable to same store sales increases and the increase in the number of stores. Store operating and selling expenses were 21.2% and 20.8% of sales for the second quarter of fiscal 2003 and fiscal 2002, respectively. The increase as a percent of sales is due mainly to start-up costs and increased advertising expense associated with stores in their first year of operations. The pre-opening expenses incurred in the second quarter of fiscal 2003 for the new stores and stores to be opened later in the fiscal year amounted to $314,000 compared with $10,000 incurred during the second quarter of the prior fiscal year.

     Company-owned stores recorded a contribution, which is gross profit less store operating and selling expenses, of $31.4 million for the second quarter of fiscal 2003 compared with $28.6 million for the second quarter of the last fiscal year. The improvement over the prior year is primarily the result of same store sales increases and the increase in the number of stores. Store contribution as a percent of sales was 19.4% for this quarter compared to 20.1% for last year. This decrease is due to the reduced contribution rate of new stores. Contribution for new stores increased approximately 16% because of efficiencies in margin.

     General and administrative expenses increased 28.5% to $8.4 million in the second quarter of fiscal 2003 from $6.5 million in the second quarter of the last fiscal year. General and administrative expenses was 5.2% and 4.6% of sales for the second quarter of fiscal 2003 and fiscal 2002, respectively. This increase is primarily due to unusual expenses associated with the Company’s new logistics initiative and professional fees related to the implementation of a new information system. These unusual expense items reduced after-tax earnings by $0.03 per diluted share. The newly developed systems have taken longer in testing and rollout than originally planned. Nevertheless, the Company is committed to improve its infrastructure and provide substantial long-term benefits to the operation of its stores and its planned store growth.

     Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store’s net sales. Franchise fees, recognized on one store opening, were $40,000 in the second quarter of fiscal 2003. No franchise fees were recorded in the same period last year. Royalty fees increased 6.0% to $6.5 million in the second quarter of fiscal 2003 from $6.1 million in the second quarter of the prior fiscal year which is primarily due to a same store sales increase of 2.9% for the franchise stores in the second quarter of fiscal 2003, as compared with 1.7% for the same period last year.

     Expenses directly related to franchise revenue decreased 1.3% to $1.6 million for the second quarter of fiscal 2003 from $1.7 million for the second quarter of the prior fiscal year. As a percentage of franchise revenue, franchise expenses were 25.2% and 27.2% for the second quarter of fiscal 2003 and fiscal 2002, respectively. The decrease is due to better leveraging of franchise revenue and a lower provision for bad debt in fiscal 2003. The Company recorded a provision for the bad debt associated with the royalty receivables of its Canadian franchises in fiscal 2002.

     Interest Expense. Interest expense increased 70.7% to $2.8 million for the second quarter of fiscal 2003 from $1.7 million in the second quarter of the last fiscal year. This increase in interest expense is due to the repurchase of outstanding senior notes that had an effective interest rate of 29%. These notes had a cash interest rate of 18.5% as well as original issue discount accounting for the high effective interest rate. The repurchase of these notes was completed using working capital and borrowings under the Company’s asset-based revolving credit agreement. The repurchase of the notes resulted in a payment of approximately $2.8 million related to interest and a pre-payment premium, and resulted in a one-time unplanned charge of approximately $0.07 per diluted share.

     Income Taxes. The effective income tax rate was 39.9% in the second quarter of fiscal 2003 and fiscal 2002.

     Net Income. Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the quarter increased 7.0% to $31.6 million compared to $29.6 million in the second quarter of fiscal 2002. Excluding the after-tax charges related to unusual items of $0.03 per diluted share, pro forma EBITDA was $32.7 million. As a result of the above factors, net income for the second quarter of fiscal 2003 was $15.0 million, or $0.90 earnings per basic share and $0.76 earnings per diluted share, as compared with net income of $14.9 million, or $1.15 earnings per basic share and $0.79 earnings per diluted share in second quarter of the last fiscal year. Excluding the after tax charges related to debt retirement and unusual expenses, pro forma net income was $17.0 million or $0.85 per diluted share. The increase in the number of shares outstanding is mainly due to incremental shares of options that are dilutive as well as shares issued in conjunction with the management and employee stock purchase plans.

Six Months Ended December 28, 2002 Compared with Six Months Ended December 29, 2001

     Retail. Net sales from Company-owned stores increased 13.5% to $252.8 million for the six months ended December 28, 2002 from $222.8 million for the six months ended December 29, 2001. Same store sales for Company-owned stores increased 2.5% in the six months ended December 28, 2002 as compared with 3.2% for the same period last year. The total number of Company-owned stores with less than one full year of operations is 17% of the total Company-owned store base. Same store sales for Company-owned stores and franchise stores are subject to material differences based on the age of the respective stores. New stores historically have had higher same store comparable sales.

     Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the six months ended December 28, 2002 increased 13.8% to $92.4 million from $81.2 million for the six months ended December 29, 2001. The increase was primarily due to increased sales volume and improved merchandise margin. Gross margin as a percent of sales was 36.5% for the six months ended December 28, 2002 compared with 36.4% for the same period last year. Although merchandise margins improved due to better buying and inventory control, this improvement was offset by a higher occupancy cost ratio for our new stores.

     Store operating and selling expenses increased 16.7% to $58.0 million for the six months ended December 28, 2002 from $49.7 million in the six months ended December 29, 2001. The increase in store operating expenses is attributable to same store sales increases and the increase in the number of stores. Store operating and selling expenses were 22.9% and 22.3% of sales for the six-month period ended December 28, 2002 and December 29, 2001, respectively. This increase is mainly due to start-up costs and advertising expense associated with the stores in their first year of operations. Pre-opening expenses incurred in the first six months of fiscal 2003 for the new stores and stores to be opened later in the fiscal year amounted to $796,000 compared with $215,000 incurred during the same period last year.

     Company-owned stores recorded a contribution, which is gross profit less store operating and selling expenses, of $34.4 million for the six months ended December 28, 2002 compared with $31.5 million for the six months ended December 29, 2001. The improvement over the prior year is primarily the result of same store sales increases and the increase in the number of stores. Store contribution as a percent of sales was 13.6% compared to 14.1% for the six month period ended December 28, 2002 and December 29, 2001, respectively. This decrease is due to the reduced contribution rate of new stores.

     General and administrative expenses increased 23.6% to $15.7 million in the six months ended December 28, 2002 from $12.7 million in the six months ended December 29, 2001. General and administrative expenses was 6.2% and 5.7% of sales for the six months ended December 28, 2002 and December 29, 2001, respectively. This increase is primarily due to unusual expenses associated with the Company’s new logistics initiative and professional fees related to the implementation of a new information system. These unusual expense items reduced after-tax earnings by $0.03 per diluted share. The newly developed systems have taken longer in testing and rollout than originally planned. Nevertheless, the Company is committed to improve its infrastructure and provide substantial long-term benefits to the operation of its stores and its planned store growth.

     Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store’s net sales. Franchise fees, recognized on eight store openings, were $275,000 for the six months ended December 28, 2002, compared with $343,000 for the six months ended December 29, 2001 relating to 13 store openings. Royalty fees increased 8.2% to $10.2 million in the six months ended December 28, 2002 from $9.4 million in the six months ended December 29, 2001 which is primarily due to a same store sales increase of 4.0% for the franchise stores in the six month period ended December 28, 2002, as compared with 2.4% for the same period last year.

     Expenses directly related to franchise revenue were $3.2 million for the six months ended December 28, 2002 and the six months ended December 29, 2001. As a percentage of franchise revenue, franchise expenses were 30.8% and 33.1% for the six months ended December 28, 2002 and December 29, 2001, respectively. This decrease is due to better leveraging of franchise revenue and a lower provision for bad debt in fiscal 2003. In the six month period ended December 29, 2001, the Company recorded a provision for the bad debt associated with the royalty receivable of its Canadian franchises.

     Interest Expense. Interest expense increased 8.8% to $3.7 million for the six months ended December 28, 2002 from $3.4 million in the six months ended December 29, 2001. This increase in interest expense is due to the repurchase of outstanding senior notes that had an effective interest rate of 29%. These notes had a cash interest rate of 18.5% as well as original issue discount accounting for the high effective interest rate. The repurchase of these notes was completed using working capital and borrowings under the Company’s asset-based revolving credit agreement. The repurchase of the notes resulted in a one-time unplanned after-tax charge of $1.3 million related to interest and a pre-payment premium, or approximately $0.07 per diluted share.

     Income Taxes. The effective income tax rate was 40.0% in the six months ended December 28, 2002 and 39.9% in the six months ended December 29, 2001.

     Net Income. Including the unusual expenses noted above, EBITDA for the first six months of the fiscal year increased 6.0% to $33.0 million from $31.2 million in the same period last year. Excluding the after-tax charge related to unusual expenses of $0.03 per diluted share, pro forma EBITDA was $34.3 million. As a result of the above factors, net income for the six months ended December 28, 2002 was $13.3 million, or $0.80 per basic share and $0.67 per diluted share, as compared with net income of $13.2 million, or $1.02 per basic share and $0.70 per diluted share for the six months ended December 29, 2001. Excluding the after tax charges related to debt retirement and unusual expenses, pro-forma net income was $15.4 million, or $0.77 per diluted share, on 19,904,000 weighted average shares outstanding. The increase in the number of shares outstanding is mainly due to incremental shares of options that are dilutive as well as shares issued in conjunction with the management and employee stock purchase plans.

Liquidity and Capital Resources

     The Company’s cash requirements are primarily for working capital, the opening of new stores, the improvement and expansion of existing facilities and the improvement of information systems. Historically, these cash requirements have been met through cash flow from operations and borrowings under credit facilities. At December 28, 2002, working capital was $14.5 million compared with $22.5 million at December 29, 2001.

     For the six month period ended December 28, 2002, cash provided by operating activities was $19.9 million, compared with $25.9 million for the same period of the last fiscal year. The decrease in cash provided by operating activities was primarily attributable to an increase in inventory offset by an increase in accounts payable and other current liabilities related to store growth. The increase in average inventory levels per store of 3.1% is the result of the Company’s plan to sustain strong in-stock levels.

     Cash used in investment activities for the six-month period ended December 28, 2002 was $15.2 million compared with $5.9 million in the same period in the last fiscal year. The increase in cash used in investing activities was primarily attributable to the continued investment in 28 new store openings during the six months ended December 28, 2002 as compared with four openings during the same period last year.

     Cash used in financing activities was $4.9 million for the six-month period ended December 28, 2002 as compared to $8.3 million in the same period in the last fiscal year. The current year’s cash used in financing activities relates to a payment of $10.2 million in Senior Notes in advance of maturity, as well as increasing borrowings under the Loan Agreement and proceeds from the exercise of stock options and warrants. In the prior period, payments of Senior Notes were $6.6 million and purchases of treasury stock were $1.8 million.

     As of December 28, 2002, the Company had $4.1 million outstanding under the Loan and Security Agreement dated January 14, 2000 (the “Loan Agreement”), with Congress Financial Corporation at a weighted average interest rate of 5.3%. Pursuant to the Loan Agreement, the Company had a standby letter of credit of $1.4 million at December 28, 2002. Under the terms of the Loan Agreement, the Company from time to time was allowed to borrow, based on a percentage of eligible inventory, up to a maximum of $40 million at any time outstanding. Interest on advances was charged, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was 2.25% per annum at December 28, 2002, or (ii) at the rate of 3/4% per annum above the prime rate, totaling 5.0% at December 28, 2002. The term of the Loan Agreement was three years with renewals at the Company’s discretion thereafter and was secured by a lien on substantially all of the Company’s assets.

     In January 2003, the Company replaced its existing Loan Agreement with a new $65 million revolving credit facility (the “New Loan Agreement”) with Wells Fargo Retail Finance, LLC, as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent. Under the terms of the New Loan Agreement, the Company may borrow amounts based on a percentage of its eligible inventory and credit card receivables, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. Interest on advances is charged, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was set initially at 1.50% per annum or (ii) at the prime rate plus the applicable margin, which was initially set at (0.25)% per annum. The term of the New Loan Agreement is through April 30, 2006 and is secured by a lien on substantially all of the Company’s assets. At February 5, 2003, the Company had $12.1 million in borrowings outstanding under the new facility.

     During the months of November and December 2002 the Company repaid the remainder of the $9.1 million, net of $1.1 million discount, Series D 14.0% Notes due 2004. The Note was secured by a junior lien on substantially all of the Company’s assets. The repurchase resulted in a payment of $2.8 million, including interest and an incentive premium, and resulted in a one-time after-tax charge of $1.3 million, or $0.07 per diluted share.

     Company management currently believes that the cash generated by operations, together with the borrowing availability under the New Loan Agreement, will be sufficient to meet the Company’s working capital needs for the next twelve months.

Contractual Obligations and Commercial Commitments

     To facilitate an understanding of contractual obligations and commercial commitments, the following data is provided:

	Payments Due By Period

	Total	1 Year	2-3 Years	4-5 Years	After 5 years

	(in thousands)
Contractual Obligations:
Capital lease obligations	$54	$44	$10	$—	$—
Severance arrangements	175	175	—	—	—
Operating leases	278,155	22,172	88,478	80,659	86,846

Total Contractual Obligations	$278,384	$22,391	$88,488	$80,659	$86,846

Accounting and Reporting Changes

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), replacing Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. This statement also established that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect adopting this statement will have a material impact on its financial position or the results of operations.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company has not yet determined the effect of the adoption of this statement on the Company’s financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements are effective for the Company’s current quarter. The Company does not expect the initial recognition and initial measurement provisions of this interpretation will have a material impact on its financial position or the results of operations.

     In November 2002, the EITF reached a consensus on issues raised in EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (“EITF 02-16”). This EITF issue addresses the timing of recognition for rebates that are earned by resellers based on specified levels of purchases or over specified periods of time. This guidance, related to timing of recognition, is to be applied prospectively to new rebate arrangements entered into in fiscal periods beginning after January 1, 2003. This EITF issue also addresses the classification of cash consideration received from vendors in a reseller’s statement of operations. The guidance related to income statement classification is to be applied in annual and interim financial statements for periods beginning after January 1, 2003. The Company is in the process of reviewing the effect, if any, that the application of EITF 02-16 will have on its balance sheet, results of operations and cash flows.

Inflation

     The Company does not believe that its operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that the Company’s operating results will not be affected by inflation in the future.

Seasonality

     The Company’s business is subject to substantial seasonal variations. Historically, the Company has realized a significant portion of its net sales and net income for the year during the second fiscal quarter. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings, store closings and store sales. The Company believes this is the general pattern associated with its segment of the retail industry and expects this pattern will continue in the future. Consequently, comparisons between quarters are not necessarily meaningful and the results for any quarter are not necessarily indicative of future results.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company, in the normal course of doing business, is exposed to interest rate change market risk. As borrowing patterns are cyclical, the Company is not dependent on borrowing throughout the year. Therefore, a sudden increase in interest rates (which under the New Loan Agreement is dependent on the prime rate) may, during peak borrowing, have a negative impact on short-term results.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Securities Litigation

     The Company was named as a defendant in twelve class action complaints in the United States District Court for the District of New Jersey. The former Chief Executive Officer and a former Chief Financial Officer and Executive Vice President of Operations were also named as defendants in these complaints. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 26, 1998 and March 18, 1999 (the “Class Period”). In October 1999, plaintiffs filed an amended class action complaint and, in February 2000, plaintiffs filed a second amended complaint, which alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and sought unspecified damages. The plaintiffs alleged that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, Party City’s financial condition, adequacy of internal controls and compliance with certain loan covenants during the Class Period. The plaintiffs further alleged that because of the issuance of a series of false and misleading statements and/or the failure to disclose material facts, the price of Party City’s common stock was artificially inflated.

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

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s 2002 Annual Meeting of Stockholders was held on Wednesday, November 13, 2002 for the following purposes:

1.	To elect nine directors to the Board of Directors who shall serve until the 2003 Annual Meeting of Stockholders, or until their successors are elected and qualified (“Proposal 1”).

     The voting as to Proposal 1 was as follows:

     Proposal 1

Name	For	Against

Ralph D. Dillon	13,316,251	512,541
Michael A. Gatto	13,711,243	117,549
Richard H. Griner	13,818,929	9,863
L.R. Jalenak, Jr.	13,662,193	166,599
Howard Levkowitz	13,658,443	170,349
Nancy Pedot	13,783,534	45,258
Walter J. Salmon	13,624,193	204,599
James Shea	13,315,956	512,836
Michael E. Tennenbaum	13,711,338	117,454

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed as part of this report on Form 10-Q are listed in the attached Exhibit Index.

(b) Report on Form 8-K

The Company filed a Current Report on Form 8-K dated January 10, 2003, disclosing that Party City Corporation has replaced its existing revolving credit facility with a new revolving credit facility with Wells Fargo Retail Finance, LLC, as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent.

EXHIBIT INDEX

Exhibit No.

3.1
Certificate of Incorporation of the Company, incorporated by reference from the Company’s Registration Statement as amended on Form S-1 Number 333-00350 as filed with the Commission on January 18, 1996 (the “S-1”).

3.2	Bylaws of the Company, as amended, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on August 25, 1999.

4.1	Specimen stock certificate evidencing the Common Stock, incorporated by reference from the S-1.

4.2	Form of Amended and Restated Warrant, incorporated by reference from Amendment No. 1 to Schedule 13D as filed by Jack Futterman with the Commission on June 17, 1999 (“Futterman’s 13D”).

4.3
Form of Securities Purchase Agreement, dated as of August 16, 1999, by and between the Company and each of the Investors, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on June 8, 2000 (the “June 2000 8-K”).

4.4	First Amendment to Securities Purchase Agreement, dated as of January 14, 2000, by and between the Company and each of the Investors, incorporated by reference from Futterman’s 13D.

4.5
Second Amendment to Securities Purchase Agreement, dated as of April 1, 2001, by and among the Company and each of the Investors, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on January 19, 2000 (the “January 2000 8-K”).

10.1	Form of Unit Franchise Agreement entered into by the Company and franchisees, incorporated by reference from the S-1.

10.2
Option Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2001 (the “May 2001 10-Q”).

10.3	Stock Pledge Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman, incorporated by reference from the May 2001 10-Q.

10.4
Investor Rights Agreement, dated as of August 16, 1999, by and among the Company, the Investors and Jack Futterman, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on August 25, 1999 (the “August 1999 10-Q”).

10.5	First Amendment to Investor Rights Agreement, dated as of October 11, 2000, by and among the Company, the Investors and Jack Futterman, incorporated by reference from the January 2000 8-K.

10.6	Second Amendment to Investor Rights Agreement, dated as of November 20, 2000, by and among the Company, the Investors and Jack Futterman, incorporated by reference from the January 2000 8-K.

10.7
Description of oral consulting agreement between the Company and Ralph Dillon, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on February 13, 2001 (the “February 2001 10-Q”).

Exhibit No.

10.8	Employment Agreement of James Shea, dated as of December 10, 1999, by and between the Company and James Shea, incorporated by reference from the February 2001 10-Q.

10.9	Employment Agreement of Andrew Bailen, dated as of August 7, 2000, by and between the Company and Andrew Bailen, incorporated by reference from the February 2001 10-Q.

10.10	Employment Agreement of Thomas Larson, dated as of June 18, 1999, by and between the Company and Thomas Larson, incorporated by reference from the February 2001 10-Q.

10.11	Management Stock Purchase Plan of the Company, incorporated by reference from the Registration of Form S-8 as filed with the Commission on July 23, 2001 (the “July 2001 S-8”).

10.12	Employee Stock Purchase Plan of the Company, incorporated by reference from the July 2001 S-8.

10.13	1999 Stock Incentive Plan (Amended and Restated as of October 25, 2000), incorporated by reference from the Registration of Form S-8 as filed with the Commission on December 16, 2002.

10.14
Loan and Security Agreement, dated January 10, 2003, by and between the Company and Wells Fargo Retail Finance, LLC, as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on January 10, 2003.

21.1
Subsidiaries. The wholly owned subsidiary of the Company is Party City Michigan, Inc. incorporated on October 23, 1997, in the State of Delaware This subsidiary does business under the name Party City Michigan, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

PARTY CITY CORPORATION

	By	/s/ JAMES SHEA

James Shea Chief Executive Officer

	By	/s/ LINDA M. SILUK

Linda M. Siluk Chief Financial Officer

	By	/s/ SUSAN HYDE

Susan Hyde Chief Accounting Officer

Date: February 11, 2003

CERTIFICATION

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

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

/s/ JAMES SHEA Name: James Shea Title: Chief Executive Officer

Date: February 11, 2003

CERTIFICATION

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

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

/s/ LINDA M. SILUK Name: Linda M. Siluk Title: Chief Financial Officer

Date: February 11, 2003