Form 10-Q
period 2003-03-29
PARTY CITY CORP
filed 2003-05-13
CIK 1005972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 29, 2003	Commission File Number 0-27826

PARTY CITY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-3033692
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Commons Way	07866
Rockaway, New Jersey	(Zip Code)
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

As of May 9, 2003, there were outstanding 16,432,086 shares of
Common Stock, $.01 par value.

\

PARTY CITY CORPORATION AND SUBSIDIARY

INDEX

		Page No.

Part I.	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets — March 29, 2003 (Unaudited), March 30, 2002 (Unaudited) and June 29, 2002	3
	Condensed Consolidated Statements of Operations (Unaudited) — For the quarters and nine months ended March 29, 2003 and March 30, 2002	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) — For the nine months ended March 29, 2003 and March 30, 2002	5
	Notes to Condensed Consolidated Unaudited Financial Statements	6-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22
Part II.	Other Information
Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23
	Exhibit Index	24-25
	Signatures	26
	Certifications	27-28

PART 1. FINANCIAL INFORMATION

Item 1.        Financial Statements

PARTY CITY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	March 29,	March 30,	June 29,
	2003	2002	2002

	(Unaudited)	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$3,036	$7,455	$3,467
Merchandise inventory	76,156	60,952	55,867
Deferred income taxes	6,957	5,031	5,827
Other current assets, net	13,862	13,349	11,789

Total current assets	100,011	86,787	76,950
Property and equipment, net	53,432	46,024	49,356
Goodwill	19,172	14,206	18,016
Other assets	4,152	5,901	4,732

Total assets	$176,767	$152,918	$149,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,913	$40,846	$35,499
Accrued expenses and other current liabilities	21,139	23,191	26,744
Advances under Loan Agreement	18,637	—	—
Senior Notes, current portion	—	7,655	—

Total current liabilities	88,689	71,692	62,243
Deferred rent and other long-term liabilities	10,759	9,725	10,297
Senior Notes	—	8,759	8,915
Commitments and contingencies
Stockholders’ equity:
Common stock $0.01 par value; 25,000,000 shares authorized; 17,177,151, 13,289,767 and 16,239,081 shares issued, respectively	172	133	162
Additional paid-in capital	41,662	38,654	39,347
Retained earnings	41,425	25,784	29,919
Treasury stock, at cost (747,012 shares at March 29, 2003 and 284,000 shares at March 30, 2002 and June 29, 2002, respectively)	(5,940)	(1,829)	(1,829)

Total stockholders’ equity	77,319	62,742	67,599

Total liabilities and stockholders’ equity	$176,767	$152,918	$149,054

(1)	The June 29, 2002 condensed consolidated balance sheet was derived from the Company’s audited condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Quarter ended		Nine months ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Revenues:
Net sales	$95,846	$86,252	$348,618	$309,026
Royalty fees	3,607	3,652	13,757	13,031
Franchise fees	80	200	355	543

Total revenues	99,533	90,104	362,730	322,600
Expenses:
Cost of goods sold and occupancy costs	70,164	60,816	230,563	202,411
Company-owned stores operating and selling expense	23,196	20,031	81,182	69,724
Franchise expense	1,755	1,612	4,963	4,826
General and administrative expense	7,223	6,707	22,928	19,409

Total expenses	102,338	89,166	339,636	296,370

Operating (loss) income	(2,805)	938	23,094	26,230
Interest expense, net	208	1,099	3,917	4,508

(Loss) income before income taxes	(3,013)	(161)	19,177	21,722
(Benefit) provision for income taxes	(1,205)	(65)	7,671	8,665

Net (loss) income	$(1,808)	$(96)	$11,506	$13,057

Basic (loss) earnings per share	$(0.11)	$(0.01)	$0.69	$1.01

Weighted average shares outstanding — basic	16,653	12,982	16,617	12,909

Diluted (loss) earnings per share	$(0.11)	$(0.01)	$0.58	$0.69

Weighted average shares outstanding — diluted	16,653	12,982	19,757	18,972

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended

	March 29,	March 30,
	2003	2002

	(Unaudited)
Cash flow from operating activities:
Net income	$11,506	$13,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,092	8,944
Deferred taxes	(349)	462
Non-cash interest	1,584	1,128
Deferred rent and other long-term liabilities	463	1,024
Equity based compensation	799	257
Provision for doubtful accounts	(460)	59
Changes in assets and liabilities:
Merchandise inventory	(19,882)	(12,620)
Other current assets and other assets	(1,677)	(1,242)
Accounts payable, accrued expenses and other current liabilities	7,810	9,858

Net cash provided by operating activities	10,886	20,927
Cash flow from investment activities:
Purchases of property and equipment	(15,023)	(8,493)
Stores acquired	(1,758)	(1,504)
Proceeds from disposals of property and equipment	144	—

Net cash used in investment activities	(16,637)	(9,997)
Cash flow from financing activities:
Payments of Senior Notes	(10,207)	(11,655)
Net proceeds from Loan Agreement	18,637	—
Proceeds from exercise of stock options and warrants	1,525	167
Payment of financing costs	(524)	—
Purchase of treasury stock	(4,111)	(1,829)

Net cash provided by (used in) financing activities	5,320	(13,317)

Net decrease in cash and cash equivalents	(431)	(2,387)
Cash and cash equivalents, beginning of period	3,467	9,842

Cash and cash equivalents, end of period	$3,036	$7,455

Supplemental disclosure of cash flow information:
Income taxes paid	$9,476	$9,785
Interest paid	$2,758	$4,098
Supplemental disclosure of non-cash financing activity:
Issuance of shares under management stock plan	$288	$—
Issuance of warrants	$245	$642

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

     The condensed consolidated financial statements, except for the June 29, 2002 consolidated balance sheet, are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 29, 2003 and March 30, 2002 and the results of operations for the respective three and nine months then ended and cash flows for nine months then ended. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full fiscal year.

     These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended June 29, 2002, which are included in the Company’s Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission on September 27, 2002. All significant intercompany accounts and transactions have been eliminated. The June 29, 2002 condensed consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

2.	RECENT ACCOUNTING STANDARDS

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), replacing Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. This statement also established that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted this statement and it did not have a material impact on its financial position or the results of operations.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirement is effective for the Company’s current quarter (see Note 10). The Company has adopted this statement and it did not have a material impact on its financial position or the results of operations.

     In November 2002, the EITF reached a consensus on issues raised in EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (“EITF 02-16”). This EITF issue addresses the timing of recognition for rebates that are earned by resellers based on specified levels of purchases or over specified periods. This guidance, related to timing of recognition, is to be applied prospectively to new rebate arrangements entered into in fiscal periods beginning after January 1, 2003. This EITF issue also addresses the classification of cash consideration received from vendors in a reseller’s statement of operations. The guidance related to income statement classification is to be applied in annual and interim financial statements for periods beginning after January 1, 2003. The Company has adopted this application and it did not have a material impact on its financial position or the results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”) to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has adopted the disclosure provisions of SFAS 148 as of December 31, 2002 (see Note 4).

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS—(Continued)

3.	EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter ended				Nine months ended

	March 29,		March 30,				March 29,			March 30,
	2003		2002				2003			2002

Net (loss) income	($1,808)		($96)				$11,506			$13,057
Earnings (loss) per share — basic	($0.11)		($0.01)				$0.69			$1.01
Earnings (loss) per share — diluted	($0.11)		($0.01)				$0.58			$0.69
Weighted average common shares outstanding	16,653		12,982				16,617			12,909
Dilutive effect of warrants	(a	)	(b	)	(c	)	2,359	(c	)	5,461
Dilutive effect of stock options	(a	)	(b	)			692			532
Restricted stock units	(d	)	(d	)			89			70

Weighted average common and common equivalent shares outstanding	16,653		12,982				19,757			18,972

(a)	Options to purchase 1,652,825 common shares at prices ranging from $2.00 to $32.50 per share and warrants to purchase 2,496,000 common shares at $1.07 per share were outstanding at March 29, 2003 but were not included in the computation of dilutive loss per share for the quarter ended March 29, 2003 because to do so would have been anti-dilutive.

(b)	Options to purchase 1,009,888 common shares at prices ranging from $2.00 to $32.50 per share and warrants to purchase 6,280,000 common shares at $1.07 per share were outstanding at March 30, 2002 but were not included in the computation of dilutive loss per share for the quarter ended March 30, 2002 because to do so would have been anti-dilutive.

(c)	Options to purchase 649,879 common shares at prices ranging from $12.53 to $32.50 and options to purchase 578,541 common shares at prices ranging from $7.00 to $32.50 were outstanding but were not included in the computation of dilutive earnings per share for the nine months ended March 29, 2003 and March 30, 2002, respectively, because to do so would have been anti-dilutive.

(d)	Restricted stock units of 84,052 and 85,028 shares of common stock were outstanding at March 29, 2003 and March 30, 2002, respectively, related to the Management Stock Purchase Plan.

4.	STOCK-BASED COMPENSATION

     The Company’s Board of Directors and stockholders adopted the Company’s 1999 Stock Incentive Plan pursuant to which all full-time employees and Directors of the Company are eligible to receive stock options. Options granted under the Stock Option Plan have a ten-year life and typically vest over four to seven years from the date of grant. As of March 29, 2003, the aggregate number of shares of Common Stock for which stock options may be granted under the Stock Incentive Plan is 2,000,000. As of March 29, 2003, 227,525 shares of Common Stock were available for the grant of options under the Stock Incentive Plan.

     Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense has been recorded in the condensed consolidated financial statements with respect to option grants. The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS—(Continued)

     Had the Company elected to recognize compensation expense for stock-based compensation using the fair value method, net (loss) income, basic (loss) earnings per share and diluted (loss) earnings per share would have been as follows:

	Three months ended		Nine months ended
	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net (loss) income	$(1,808)	$(96)	$11,506	$13,057
Fair value method compensation expense attributable to stock-based compensation, net of tax	$(214)	$(201)	$(894)	$(503)
Pro forma net (loss) income	$(2,022)	$(297)	$10,612	$12,554
Basic (loss) earnings per share	$(0.11)	$(0.01)	$0.69	$1.01
Pro forma basic (loss) earnings per share	$(0.12)	$(0.02)	$0.64	$0.97
Diluted (loss) earnings per share	$(0.11)	$(0.01)	$0.58	$0.69
Pro forma diluted (loss) earnings per share	$(0.12)	$(0.02)	$0.54	$0.66

     The weighted average fair value of the Company’s stock options was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002: no dividend yield; expected volatility of 55%; risk-free interest rate of 2.3%; and expected life of 5.41 years. There were 626,000 option grants during the nine month period ended March 29, 2003. The weighted average fair value of options granted during the nine month period ended March 29, 2003 was $3.7 million.

5.	FINANCING AGREEMENTS

     In January 2003, the Company entered into a $65 million revolving credit facility (“Loan Agreement”) with Wells Fargo Retail Finance, LLC, as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent. Under the terms of the Loan Agreement, the Company may borrow amounts based on a percentage of its eligible inventory and credit card receivables, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. Interest on advances is charged, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was set initially at 1.50% per annum or (ii) at the prime rate plus the applicable margin, which was initially set at (0.25)% per annum. The term of the Loan Agreement is through April 30, 2006 and is secured by a lien on substantially all of the Company’s assets. Pursuant to the Loan Agreement, we have a standby letter of credit of $3,130,000 at May 9, 2003. At March 29, 2003 and May 9, 2003, the Company had $18.6 million and $13.8 million in borrowings outstanding under the Loan Agreement, respectively.

     During the second quarter of 2003, the Company repaid the remainder of the $9.1 million, net of $1.1 million discount, Series D 14.0% Notes due 2004. The Notes were secured by a junior lien on substantially all of the Company’s assets. The repurchase resulted in a payment for interest and prepayment incentives of $2.8 million and resulted in an after-tax charge of $1.3 million.

6.	STOCKHOLDERS EQUITY

Stock Repurchase

     On September 19, 2001, the Board of Directors authorized the Company to repurchase up to $15 million of the Company’s outstanding common stock. The stock repurchases are made at the discretion of management. During the three months ended March 29, 2003, the Company repurchased approximately 463,000 shares for an aggregate amount of $4.1 million. As of March 29, 2003, the Company had repurchased approximately 747,000 shares for an aggregate amount of $5.9 million, or 39.6% of the total amount authorized to be repurchased.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS—(Continued)

Warrants

     There were no warrants exercised in the third quarter. In the nine months ended March 29, 2003, there were 688,000 warrants exercised. This included an exercise of 458,667 warrants for which cash proceeds of $490,774 were received by the Company. In addition, there was a cashless exercise of warrants, in which the warrant holders received in the aggregate 213,792 shares of common stock. The remaining 15,541 shares with a market value of $245,386 were surrendered in connection with this exercise.

7.	LEGAL PROCEEDING

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

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS—(Continued)

8.	SEGMENT INFORMATION

     The following table contains key financial information of the Company’s business segments (in thousands):

	Quarter ended		Nine months ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

RETAIL
Net revenue	$95,846	$86,252	$348,618	$309,026
Operating income	2,487	5,405	36,873	36,891
Identifiable assets	159,900	131,779	159,900	131,779
Depreciation/amortization	2,450	1,829	6,817	5,439
Capital expenditures	1,361	1,663	15,185	4,024
FRANCHISING
Net revenue	$3,687	$3,852	$14,112	$13,574
Operating income	1,932	2,240	9,149	8,748
Identifiable assets	1,675	2,923	1,675	2,923
Depreciation/amortization	—	—	—	—
Capital expenditures	—	—	—	—
CORPORATE/OTHER
Net revenue	$—	$—	$—	$—
Operating loss	(7,224)	(6,707)	(22,928)	(19,409)
Identifiable assets	15,192	18,216	15,192	18,216
Depreciation/amortization	1,509	1,244	4,275	3,505
Capital expenditures	218	1,897	1,596	4,584
CONSOLIDATED TOTALS
Net revenue	$99,533	$90,104	$362,730	$322,600
Operating (loss) income	(2,805)	938	23,094	26,230
Interest expense, net	208	1,099	3,917	4,508

(Loss) income before income taxes	(3,013)	(161)	19,177	21,722
(Benefit) provision for income taxes	(1,205)	(65)	7,671	8,665

Net (loss) income	$(1,808)	$(96)	$11,506	$13,057

Identifiable assets	$176,767	$152,918	$176,767	$152,918
Depreciation/amortization	3,959	3,073	11,092	8,944
Capital expenditures	1,579	3,560	16,781	8,608

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS—(Continued)

9.	ACQUISITIONS AND DISPOSITIONS OF STORES

     During the first nine months of fiscal 2003, the Company acquired two stores from a franchisee. The aggregate consideration paid in connection with this acquisition was $1,603,000. The condensed consolidated balance sheets include allocations of the purchase price related to this transaction of approximately $1,002,000 in goodwill, $195,000 in fixed assets and $406,000 in inventory.

     In the fourth quarter of fiscal 2002, the Company completed the acquisition of thirteen stores in the Seattle, Washington market from Paper Warehouse, Inc. The conversion of these locations to the Party City store format has been completed and all stores were opened by the first quarter of fiscal 2003. Additional goodwill of $154,000 was recorded in the first nine-months of fiscal 2003 related to the completion of the conversion of these locations.

     The acquisitions have been accounted for under the purchase method of accounting. The results of operations of the acquired stores are included in the financial statements from the date the stores were opened.

     The changes in the carrying amount of goodwill for the nine months ended March 29, 2003, by operating segment, are as follows (in thousands):

Nine months ended
March 29, 2003

Retail:
Balance as of June 29, 2002	$18,016
Goodwill acquired during the period	1,156

Balance as of March 29, 2003	$19,172

     Assuming the stores acquired during the quarter and nine months ended March 29, 2003 and March 30, 2002 were acquired at the beginning of the respective periods, the pro forma results would have been as follows (in thousands, except per share amounts):

	Quarter Ended		Nine months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net sales	$95,846	$92,061	$350,067	$322,857
Net (loss) income	$(1,808)	$(200)	$11,583	$11,853
(Loss) earnings per share — basic	$(0.11)	$(0.02)	$0.70	$0.92
(Loss) earnings per share — diluted	$(0.11)	$(0.02)	$0.59	$0.62

10.	GUARANTEES

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

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS—(Continued)

     The Company has unconditionally guaranteed the lease payments of 27 leases associated with franchise stores and locations sublet. The majority of the guarantees were given when the Company sold stores in 1999 as part of its restructuring. The guarantees continue until the leases expire. The maximum amount of the guarantees may vary, but is limited to the sum of the total amount due under the lease. As of March 29, 2003, the maximum amount of the guarantees was approximately $21.8 million.

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

     Goodwill. The Company evaluates goodwill annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. A change in these underlying assumptions may cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying value. In such event, the Company would then be required to record a charge, which would impact earnings.

     Sales Returns. The Company estimates future sales returns and, when material, records a provision in the period that the related sales are recorded based on historical information. Should actual returns differ from the Company’s estimates, the Company would be required to revise estimated sales returns.

     Store Closure Costs. The Company will record estimated store closure costs, such as fixed asset write-offs, estimated lease commitment costs net of estimated sublease income, markdowns for inventory that will be sold below cost, and other miscellaneous store closing costs when the liability is incurred. Such estimates may be subject to change should actual costs differ.

Results of Operations

SELECTED FINANCIAL DATA
(in thousands, except per share and store data)

	Quarter ended		Nine months ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Statement of Operations Data
Total revenue	$99,533	$90,104	$362,730	$322,600

Company-owned stores:
Net sales	$95,846	$86,252	$348,618	$309,026
Cost of goods sold and occupancy costs	70,164	60,816	230,563	202,411

Gross profit	25,682	25,436	118,055	106,615
Store operating and selling expense	23,196	20,031	81,182	69,724

Company-owned stores profit contribution	2,486	5,405	36,873	36,891
General and administrative expense	7,223	6,707	22,928	19,409

Company-owned (loss) profit contribution	(4,737)	(1,302)	13,945	17,482

Franchise stores:
Royalty fees	3,607	3,652	13,757	13,031
Franchise fees	80	200	355	543

Total franchise revenues	3,687	3,852	14,112	13,574
Total franchise expense	1,755	1,612	4,963	4,826

Franchise profit contribution	1,932	2,240	9,149	8,748

Operating (loss) income	(2,805)	938	23,094	26,230
Interest expense, net	208	1,099	3,917	4,508

(Loss) income before income taxes	(3,013)	(161)	19,177	21,722
(Benefit) provision for income taxes	(1,205)	(65)	7,671	8,665

Net (loss) income	$(1,808)	$(96)	$11,506	$13,057

Basic (loss) earnings per share	$(0.11)	$(0.01)	$0.69	$1.01
Diluted (loss) earnings per share	$(0.11)	$(0.01)	$0.58	$0.69
Weighted average shares outstanding —basic	16,653	12,982	16,617	12,909
Weighted average shares outstanding — diluted	16,653	12,982	19,757	18,972
EBITDA (a)	$1,154	$4,011	$34,186	$35,174
Cash flows (used in) provided by:
Operating activities	$(8,985)	$(4,958)	$10,886	$20,927
Investing activities	(1,479)	(4,103)	(16,637)	(9,997)
Financing activities	10,227	(5,014)	5,320	(13,317)
Other information:
Depreciation and amortization	3,959	3,073	11,092	8,944

	Quarter ended			Nine months ended

	March 29,	March 30,		March 29,	March 30,
	2003	2002		2003	2002

Store Data:
Company-owned:
Stores open at beginning of period	239	198		209	193
Stores opened	3	2		31	6
Stores closed	(1)	—		(1)	—
Stores acquired from franchisees	—	—		2	1

Stores open at end of period	241	200		241	200

Average Company-owned stores open in period	240	199		233	195

Franchise:
Stores open at beginning of period	240	272		242	261
Stores opened	1	5		9	19
Stores closed	—	(33	)(b)	(8)	(35	)(b)
Stores sold to Company	—	—		(2)	(1)

Stores open at end of period	241	244		241	244

Average franchise stores open in period (b)	240	267		244	270

Total stores chainwide	482	444		482	444

Chainwide sales	$197,000	$186,000		$720,000	$684,000

Same store sales (decrease) increase (c):
Company-owned stores	(2.4%)	13.5%		1.1%	5.8%
Franchise stores	1.7%	9.7%		3.3%	4.3%
Average sales per Company-owned store	$426	$433		$1,584	$1,585
Balance Sheet Data:
Working capital	$11,322	$15,095		$11,322	$15,095
Total assets	176,767	152,918		176,767	152,918
Bank borrowings and other debt (d)	18,637	16,414		18,637	16,414
Stockholders’ equity	77,319	62,742		77,319	62,742

(a)	The Company’s definition of EBITDA is earnings before interest, taxes, depreciation and amortization. The Company believes EBITDA provides additional information for determining our ability to meet future debt service requirements. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing our operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. The Company has presented EBITDA, however, because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and/or incur debt. The Company’s computation of EBITDA may not be comparable to similar titled measures of other companies.

(b)	The Canadian master franchisee filed for bankruptcy protection under Canadian law, closing 28 stores in fiscal 2002.

(c)	Same store sales for Company-owned and franchise stores are subject to material differences based on the age of the respective stores for each group. New stores historically have had higher same store comparable sales. Approximately 30% of the comparable franchise stores have less than three full years of operation.

(d)	The bank borrowings and other debt at March 30, 2002 is net of an unamortized debt discount of $1.6 million.

PARTY CITY CORPORATION AND SUBSIDIARY

RECONCILIATION OF EBITDA TO NET (LOSS) INCOME AND
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
(in thousands)
(Unaudited)

	Quarter ended		Nine months ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

EBITDA(1)	$1,154	$4,011	$34,186	$35,174

Depreciation and amortization	(3,959)	(3,073)	(11,092)	(8,944)
Interest expense, net	(208)	(1,099)	(3,917)	(4,508)
Benefit (provision) for income taxes	1,205	65	(7,671)	(8,665)

Net (loss) income	$(1,808)	$(96)	$11,506	$13,057

Net (loss) income	$(1,808)	$(96)	$11,506	$13,057
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,959	3,073	11,092	8,944
Deferred taxes	92	3,403	(349)	462
Non-cash interest	30	285	1,584	1,128
Deferred rent and other long-term liabilities	76	117	463	1,024
Equity based compensation	47	36	799	257
Provision for doubtful accounts	142	(210)	(460)	59
Changes in assets and liabilities:
Merchandise inventory	(6,967)	(5,377)	(19,882)	(12,620)
Other current assets and other assets	5,590	4,203	(1,677)	(1,242)
Accounts payable, accrued expenses and other current liabilities	(10,146)	(10,392)	7,810	9,858

Net cash (used in) provided by operating activities	$(8,985)	$(4,958)	$10,886	$20,927

(1)	The Company’s definition of EBITDA is earnings before interest, taxes, depreciation and amortization. The Company believes EBITDA provides additional information for determining our ability to meet future debt service requirements. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing our operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. The Company has presented EBITDA, however, because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and/or incur debt. The Company’s computation of EBITDA may not be comparable to similar titled measures of other companies.

Quarter Ended March 29, 2003 Compared with Quarter Ended March 30, 2002

     Retail. Net sales from Company-owned stores increased 11.1% to $95.8 million for the third quarter of fiscal 2003 from $86.3 million for the same period last year. Same store sales for Company-owned stores decreased 2.4% in the third quarter of fiscal 2003 compared with an increase of 13.5% for the same period last year. The Company opened three new stores and closed one store during the third quarter of fiscal 2003 as compared with opening two new stores in the same period last year. The third quarter sales performance reflects the shift of approximately $4 million in sales for the Easter selling season into the fourth quarter of fiscal 2003 as compared with the third quarter last year. The total number of Company-owned stores with less than one full year of operations is 42, or 17% of the total Company-owned store base. Same store sales for Company-owned stores and franchise stores are subject to material differences based on the age of the respective stores. New stores historically have had higher same store comparable sales.

     Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the third quarter of fiscal 2003 increased 1.0% to $25.7 million from $25.4 million for the same period last year. The increase was primarily due to increased sales volume. Gross margin as a percent of sales was 26.8% for the third quarter of fiscal 2003 compared with 29.5% for the same period last year. This decrease in gross margin percent is due the shift of the Easter business to the fiscal fourth quarter 2003, increased insurance expenses related to existing stores and a higher occupancy cost ratio for new stores.

     Store operating and selling expenses increased 15.8% to $23.2 million for the third quarter of fiscal 2003 from $20.0 million in the same period last year. The increase in store operating expenses is attributable to the increase in the number of stores as well as a shift in advertising from April of last year to March of this year. Store operating and selling expenses as a percent of sales were 24.2% and 23.2% for the third quarter of fiscal 2003 and fiscal 2002, respectively. The increase as a percent of sales is due mainly to the shift in the Easter selling season from the third quarter of last year to the fourth quarter of this year, as well as start-up costs and advertising expense associated with stores in their first year of operation. The pre-opening expenses incurred in the third quarter of fiscal 2003 for the new stores and stores to be opened later in the fiscal year amounted to $57,000 compared with $241,000 incurred during the same period last year.

     Company-owned stores recorded a contribution, which is gross profit less store operating and selling expenses, of $2.5 million for the third quarter of fiscal 2003 compared with $5.4 million for the same period last year. Store contribution is lower than last year primarily due to lower same store sales than last year as well as start up costs associated with the increase in the number of stores. Store contribution as a percent of sales was 2.6% for the third quarter of fiscal 2003 compared with 6.3% for the same period last year. This decrease is due to negative same store sales and the reduced contribution rate of new stores.

     General and administrative expenses increased 7.7% to $7.2 million in the third quarter of fiscal 2003 from $6.7 million in the same period last year. General and administrative expenses as a percent of sales was 7.5% and 7.8% for the third quarter of fiscal 2003 and fiscal 2002, respectively. This decrease is primarily due to leveraging of the corporate office expenses.

     Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store’s net sales. Franchise fees, recognized for two stores were $80,000 in the third quarter of fiscal 2003 as compared with $200,000 in the same period last year for five store openings. Royalty fees decreased 1.2% to $3.6 million in the third quarter of fiscal 2003 from $3.7 million in the same period last year which is primarily due to a same store sales increase of 1.7% for the franchise stores in the third quarter of fiscal 2003 offset by fewer franchise stores in operation compared to the same time last year.

     Expenses directly related to franchise revenue increased 8.9% to $1.8 million for the third quarter of fiscal 2003 from $1.6 million for the same period last year. As a percentage of franchise revenue, franchise expenses were 47.6% and 41.8% for the third quarter of fiscal 2003 and fiscal 2002, respectively. The increase is due to the shift in the Easter selling season from the third quarter of last year to the fourth quarter of this year.

     Interest Expense. Interest expense decreased 81.1% to approximately $208,000 for the third quarter of fiscal 2003 from $1.1 million in the same period last year. This decrease in interest expense is due to the repurchase of outstanding senior notes during the second quarter of fiscal 2003 that had an effective interest rate of 29%.

     Income Taxes. The effective income tax rate was 40.0% in the third quarter of fiscal 2003 and 40.4% for the same period in fiscal 2002.

     Net Loss. The Company incurred a net loss for the third quarter of $1.8 million, or $0.11 loss per share, as compared with a net loss of approximately $96,000, or $0.01 loss per share in same period last year. The Company’s outstanding shares increased mainly due to warrants that were exercised in the fourth quarter of fiscal 2002 as well as shares issued in conjunction with the management and employee stock purchase plans.

Nine Months Ended March 29, 2003 Compared with Nine Months Ended March 30, 2002

     Retail. Net sales from Company-owned stores increased 12.8% to $348.6 million for the nine months ended March 29, 2003 from $309.0 million for the same period last year. Same store sales for Company-owned stores increased 1.1% in the nine months ended March 29, 2003 as compared with 5.8% for the same period last year. The nine months sales performance reflects the shift of approximately $4 million in sales for the Easter selling season into the fourth quarter of fiscal 2003 as compared with the third quarter last year. The total number of Company-owned stores with less than one full year of operations is 42, or 17% of the total Company-owned store base. Same store sales for Company-owned stores and franchise stores are subject to material differences based on the age of the respective stores. New stores historically have had higher same store comparable sales.

     Gross profit reflects the cost of goods sold and store occupancy costs including rent, common area maintenance, real estate taxes, repair and maintenance, depreciation and utilities. Gross profit for the nine months ended March 29, 2003 increased 10.7% to $118.1 million from $106.6 million for the same period last year. The increase was primarily due to increased sales volume. Gross margin as a percent of sales was 33.9% for the nine months ended March 29, 2003 compared with 34.5% for the same period last year. This decrease in gross margin percent is due the shift of the Easter business to the fiscal fourth quarter 2003, increased insurance expenses related to existing stores and a higher occupancy cost ratio for new stores.

     Store operating and selling expenses increased 16.4% to $81.2 million for the nine months ended March 29, 2003 from $69.7 million for the same period last year. The increase in store operating expenses is attributable to same store sales increases and the increase in the number of stores. Store operating and selling expenses as a percent of sales were 23.3% and 22.6% for the nine-month period ended March 29, 2003 and March 30, 2002, respectively. This increase is mainly due to start-up costs and advertising expense associated with the stores in their first year of operations. Pre-opening expenses incurred in the first nine months of fiscal 2003 for the new stores and stores to be opened later in the fiscal year amounted to $853,000 compared with $456,000 incurred during the same period last year.

     Company-owned stores recorded a contribution, which is gross profit less store operating and selling expenses, of $36.9 million for both the nine months ended March 29, 2003 and the same period last year. Store contribution as a percent of sales was 10.6% compared to 11.9% for the nine-month period ended March 29, 2003 and March 30, 2002, respectively. This decrease is due to the reduced contribution rate of new stores as well as lower same store sales increase.

     General and administrative expenses increased 18.1% to $22.9 million for the nine months ended March 29, 2003 from $19.4 million for the same period last year. General and administrative expenses as a percent of sales were 6.6% and 6.3% for the nine months ended March 29, 2003 and March 30, 2002, respectively. This increase is primarily due $1.1 million in unusual expenses associated with the Company’s new logistics initiative and professional fees related to the implementation of a new information system. The newly developed systems have taken longer in testing and rollout than originally planned. Nevertheless, the Company is committed to improving its infrastructure and providing substantial long-term benefits to the operation of its stores and its planned store growth.

     Franchising. Franchise revenue is composed of the initial franchise fees that are recorded as revenue when the store opens, and ongoing royalty fees, generally 4.0% of the store’s net sales. Franchise fees, recognized on nine store openings, were $355,000 for the nine months ended March 29, 2003 as compared with $543,000 for the same period last year relating to 19 store openings. Royalty fees increased 5.6% to $13.8 million in the nine months ended March 29, 2003 from $13.0 million in the same period last year. This increase is primarily due to an increase of 3.3% in same store sales for the franchise stores in the nine month period ended March 29, 2003 compared with 4.3% for the same period last year.

     Expenses directly related to franchise revenue were $5.0 million for the nine months ended March 29, 2003 as compared with $4.8 million for the same period last year. As a percentage of franchise revenue, franchise expenses were 35.2% and 35.6% for the nine months ended March 29, 2003 and March 30, 2002, respectively. This decrease is due to better leveraging of franchise expenses and a lower provision for bad debt in fiscal 2003. In the nine month period ended March 30, 2002, the Company recorded a provision for the bad debt associated with the royalty receivable of its Canadian franchises.

     Interest Expense. Interest expense decreased 13.1% to $3.9 million for the nine months ended March 29, 2003 from $4.5 million in the same period last year. This decrease in interest expense is due to the repurchase of outstanding senior notes during the later part of the second quarter that had an effective interest rate of 29%. These notes had a cash interest rate of 18.5% as well as original issue discount accounting for the high effective interest rate. The repurchase of these notes was completed using working capital and borrowings under the Company’s asset-based revolving credit agreement. The repurchase of the notes resulted in an after-tax charge of $1.3 million related to interest and a pre-payment premium.

     Income Taxes. The effective income tax rate was 40.0% in the nine months ended March 29, 2003 and 39.9% in the nine months ended March 30, 2002.

     Net Income. As a result of the above factors, net income for the nine months ended March 29, 2003 was $11.5 million, or $0.69 per basic share and $0.58 per diluted share, as compared with net income of $13.1 million, or $1.01 per basic share and $0.69 per diluted share for the same period last year. The Company’s outstanding shares increased mainly due to warrants that were exercised in the fourth quarter of fiscal 2002, incremental shares of options that are dilutive as well as shares issued in conjunction with the management and employee stock purchase plans.

Liquidity and Capital Resources

     The Company’s cash requirements are primarily for working capital, the opening of new stores, the improvement and expansion of existing facilities and the improvement of information systems. Historically, these cash requirements have been met through cash flow from operations and borrowings under credit facilities. At March 29, 2003, working capital was $11.3 million compared with $15.1 million at March 30, 2002.

     For the nine month period ended March 29, 2003, cash provided by operating activities was $10.9 million, compared with $20.9 million for the same period last year. The decrease in cash provided by operating activities was primarily attributable to an increase in inventory and a decrease in accounts payable and other current liabilities. The increase in average inventory levels per store of 3.6% is the result of the Company’s plan to sustain strong in-stock levels.

     Cash used in investment activities for the nine-month period ended March 29, 2003 was $16.6 million compared with $10.0 million in the same period last year. The increase in cash used in investing activities was primarily attributable to the continued investment in 31 new store openings during the nine months ended March 29, 2003 as compared with six openings during the same period last year.

     Cash provided by financing activities was $5.3 million for the nine-month period ended March 29, 2003 as compared to net cash used of $13.3 million in the same period last year. The current year’s cash provided by financing activities relates to increased borrowings under the new Loan Agreement offset in part by the payment of $10.2 million in Senior Notes in advance of maturity and the purchase of treasury stock as part of the Company’s stock buy-back plan.

     In January 2003, the Company entered into a $65 million revolving credit facility (the “Loan Agreement”) with Wells Fargo Retail Finance, LLC, as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent. Under the terms of the Loan Agreement, the Company may borrow amounts based on a percentage of its eligible inventory and credit card receivables, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. Interest on advances is charged, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was set initially at 1.50% per annum or (ii) at the prime rate plus the applicable margin, which was initially set at (0.25)% per annum. The term of the Loan Agreement is through April 30, 2006 and is secured by a lien on substantially all of the Company’s assets. Pursuant to the Loan Agreement, we have a standby letter of credit of $3,130,000 at May 9, 2003. At March 29, 2003 and May 9, 2003, the Company had $18.6 million and $13.8 million in borrowings outstanding under the Loan Agreement, respectively.

     During the second quarter of fiscal 2003, the Company repaid the remainder of the $9.1 million, net of $1.1 million discount, Series D 14.0% Notes due 2004. The Notes were secured by a junior lien on substantially all of the Company’s assets. The repurchase resulted in a payment of $2.8 million, including interest and an incentive premium, and resulted in a one-time after-tax charge of $1.3 million, or $0.07 per diluted share.

     Company management currently believes that the cash generated by operations, together with the borrowing availability under the Loan Agreement, will be sufficient to meet the Company’s working capital needs for the next twelve months.

Contractual Obligations and Commercial Commitments

     To facilitate an understanding of contractual obligations and commercial commitments, the following data is provided:

	Payments Due By Period

	Total	1 Year	2-3 Years	4-5 Years	After 5 years

	(in thousands)
Contractual Obligations:
Capital lease obligations	$43	$42	$1	$—	$—
Severance arrangements	315	315	—	—	—
Advances under Loan Agreement	18,637	18,637	—	—	—
Operating leases	269,990	11,579	88,898	81,080	88,433

Total Contractual Obligations	$288,985	$30,573	$88,899	$81,080	$88,433

     Pursuant to the Loan Agreement, we have a standby letter of Credit of $3,130,000 at May 9, 2003.

Accounting and Reporting Changes

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), replacing Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. This statement also established that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted this statement and it did not have a material impact on its financial position or the results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirement is effective for the Company’s current quarter (see Note 10). The Company has adopted this statement and it did not have a material impact on its financial position or the results of operations.

     In November 2002, the EITF reached a consensus on issues raised in EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (“EITF 02-16”). This EITF issue addresses the timing of recognition for rebates that are earned by resellers based on specified levels of purchases or over specified periods. This guidance, related to timing of recognition, is to be applied prospectively to new rebate arrangements entered into in fiscal periods beginning after January 1, 2003. This EITF issue also addresses the classification of cash consideration received from vendors in a reseller’s statement of operations. The guidance related to income statement classification is to be applied in annual and interim financial statements for periods beginning after January 1, 2003. The Company has adopted this statement and it did not have a material impact on its financial position or the results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”)

to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has adopted the disclosure provisions of SFAS 148 as of December 31, 2002 (see Note 4).

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

Forward-Looking Statements

     This Form 10-Q (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times and may be identified by such forward-looking terminology as “estimate,” “project,” “expect,” “believe,” “may,” “will,” “could”, “intend,” “plan,” “target” and terms or variations of such terms. All of our information and statements regarding our outlook for the future constitute forward-looking statements. All our forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and involve certain significant risks and uncertainties, including levels of sales, store traffic, acceptance of product offerings and fashions, the success of our new business concepts and seasonal concepts, the success of our new store openings, competitive pressures from other party supplies retailers, availability of qualified personnel, availability of suitable future store locations, schedule of store expansion and of planned closings, the impact on consumer spending as a result of a decrease in consumer confidence, a slowing consumer economy and continued decreases in the stock market, a highly promotional retail environment, the possibility of on-going hostilities in the Middle East, and the impact of any unusual items resulting from ongoing evaluations of the Company’s business strategies could cause actual results to differ. As a result of the foregoing risks and uncertainties, actual results and performance may differ materially from that projected or suggested herein. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company’s Securities and Exchange Commission filings and the Company’s public announcements. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

     The Company, in the normal course of doing business, is exposed to interest rate change market risk. As borrowing patterns are cyclical, the Company is not dependent on borrowing throughout the year. Therefore, a sudden increase in interest rates (which under the Loan Agreement is dependent on the prime rate or the adjusted Eurodollar rate) will not have a negative impact on the Company’s financial position or results of operations.

     The Company continuously evaluates the market risk associated with its financial instruments. Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

Item 4.         Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company also established a disclosure committee which consists of certain members of the Company’s senior management.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s acting Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s acting Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

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

     (b)  Report on Form 8-K.

EXHIBIT INDEX

Exhibit No.

3.1
Certificate of Incorporation of the Company, incorporated by reference from the Company’s Registration Statement as amended on Form S-1 Number 333-00350 as filed with the Commission on January 18, 1996 (the “S-1”).

3.2	Bylaws of the Company, as amended, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on June 8, 2000.

4.1	Specimen stock certificate evidencing the Common Stock, incorporated by reference from the S-1.

4.2	Form of Amended and Restated Warrant, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on January 19, 2000 (the “January 2000 8-K”).

4.3
Form of Securities Purchase Agreement, dated as of August 16, 1999, by and between the Company and each of the Investors, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on August 25, 1999 (the “August 1999 8-K”).

4.4	First Amendment to Securities Purchase Agreement, dated as of January 14, 2000, by and between the Company and each of the Investors, incorporated by reference from the January 2000 8-K.

4.5
Second Amendment to Securities Purchase Agreement, dated as of April 1, 2001, by and among the Company and each of the Investors, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2001 (the “May 2001 10-Q”).

10.1	Form of Unit Franchise Agreement entered into by the Company and franchisees, incorporated by reference from the S-1.

10.2
Option Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman, incorporated by reference from Amendment No. 1 to Schedule 13D as filed by Jack Futterman with the Commission on June 17, 1999 (“Futterman’s 13D”).

10.3	Stock Pledge Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman, incorporated by reference from Futterman’s 13D.

10.4	Investor Rights Agreement, dated as of August 16, 1999, by and among the Company, the Investors and Jack Futterman, incorporated by reference from the August 1999 8-K.

10.5	First Amendment to Investor Rights Agreement, dated as of October 11, 2000, by and among the Company, the Investors and Jack Futterman, incorporated by reference from the May 2001 10-Q.

10.6	Second Amendment to Investor Rights Agreement, dated as of November 20, 2000, by and among the Company, the Investors and Jack Futterman, incorporated by reference from the May 2001 10-Q.

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

10.12
Employee Stock Purchase Plan of the Company, incorporated by reference from the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, included within Form 14-A as filed with the Commission on October 18, 2001.

10.13	1999 Stock Incentive Plan (Amended and Restated as of October 25, 2000), incorporated by reference from the February 2001 10-Q.

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

99.1	Certifications required by 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY CORPORATION

By	/s/	NANCY PEDOT

Nancy Pedot
Acting Chief Executive Officer

By	/s/	LINDA M. SILUK

Linda M. Siluk
Chief Financial Officer

By	/s/	SUSAN HYDE

Susan Hyde
Chief Accounting Officer

Date: May 13, 2003

CERTIFICATIONS

I, Nancy Pedot, certify that:

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

/s/ NANCY PEDOT

Name: Nancy Pedot
Title: Acting Chief Executive Officer

Date: May 13, 2003

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

Date: May 13, 2003