Form 10-K
period 2003-06-28
PARTY CITY CORP
filed 2003-09-26
CIK 1005972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 28, 2003

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

Common Stock, par value $.01 per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      The aggregate market value of voting stock held by non-affiliates of the Registrant on December 28, 2002, based on the closing sale price on such date, was approximately $162,007,200.

      The number of outstanding shares of the Registrant’s classes of common stock, $0.01 par value, as of September 19, 2003 was 17,488,237.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
EXHIBIT INDEX
SIGNATURES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BYLAWS
AMENDED AND RESTATED INVESTOR RIGHTS AGREEMENT
GENERAL RELEASE AND SEVERANCE AGREEMENT
SEPARATION AGREEMENT
SEPARATION AGREEMENT
EMPLOYMENT AGREEMENT
STOCK PLEDGE AGREEMENT
TRADEMARK SECURITY AGREEMENT
COPYRIGHT SECURITY AGREEMENT
GUARANTY AND SECURITY AGREEMENT
CONSENT OF DELOITTE & TOUCHE LLP
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER

PART I

Forward-Looking Statements

      This Form 10-K (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as “estimate,” “project,” “expect,” “believe,” “may,” “will,” “intend” or similar statements or variations of such terms. Such forward-looking statements are based on many assumptions that are subject to certain risks and uncertainties, and include among others, the following: levels of sales, store traffic, acceptance of product offerings, competitive pressures from other party supplies retailers and other retailers, availability of qualified personnel, availability of suitable future store locations, schedules of store expansion plans and other factors beyond our control. As a result of the foregoing risks and uncertainties, actual results and performance may differ materially from those projected or suggested herein. Additional information concerning certain risks and uncertainties that could cause our actual results to differ materially from those projected or suggested may be identified from time to time in our Securities and Exchange Commission filings and our public announcements.

Item 1.     Business

      Party City Corporation is based in Rockaway, New Jersey and was incorporated in the State of Delaware in 1996. We operate retail party supplies stores within the continental United States and we sell franchises on an individual store and area franchise basis throughout the United States and Puerto Rico. As of December 2002, the franchise stores in Portugal and Spain are no longer franchises and no longer operate with the Party City name or logo.

General

      We are a specialty retailer of party supplies with a network of 500 stores. At September 19, 2003, we owned and operated 247 stores in the United States and our franchisees operated an additional 253 stores in the United States, including 5 stores in Puerto Rico. We believe that we are America’s largest party goods chain. We authorized our first franchise store in 1989 and opened our first Company-owned store in January 1994.

      We operate and franchise party supplies stores that typically range in size from 10,000 square feet to 12,000 square feet. These stores offer a broad selection of brand name and private label merchandise for a wide variety of celebratory occasions, including birthday parties, weddings and baby showers, as well as holiday and seasonal events such as Halloween, Christmas, New Year’s Eve, Graduation, Easter, Valentine’s Day, Thanksgiving, St. Patrick’s Day, the Super Bowl and the Fourth of July. We seek to offer customers a “one-stop” party store that provides a wide selection of merchandise at a compelling value. A key element of delivering customer satisfaction is stocking inventory in sufficient quantities to satisfy customer needs for parties of virtually all sizes and types.

      Effective July 3, 1999, we changed our fiscal year end for financial reporting from December 31, to the Saturday nearest to June 30. As used herein, the term “Fiscal Year” refers to the 52 or 53 weeks, as applicable, ending the Saturday nearest to June 30, unless otherwise noted.

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

Business Strategy

      Our objective is to maintain our position as a leading national chain of party supplies stores. Key components of our current strategy are:

      Offer a Broad Selection of Merchandise in an Exciting Shopping Environment. We try to provide party-planners and party-goers with convenient one-stop shopping for party supplies and offer what we believe is one of the most extensive selections of party supplies available. A typical Party City store contains over 20,000 SKUs and offers a wide variety of patterns, colors and styles within each of the product categories that we carry. We have been expanding the range of items that we offer in order to create consumer loyalty and generate repeat business.

      Establish Convenient Store Locations. While we believe that our stores typically are destination shopping locations, we seek to maximize customer traffic and quickly build the visibility of new stores by situating our stores in high traffic areas. Site selection criteria include: population density, demographics, traffic counts, location of complementary retailers, storefront visibility and presence (either in a stand-alone building or in dominant power strip shopping centers, which are generally anchored by a nationally recognized retailer, like Wal-Mart, Target or Kohl’s Department Stores), competition, lease rates and accessible parking. We believe there are an extensive number of suitable domestic locations available for future stores.

      Maintain Value Price Position. We use the aggregate buying power of our 500 Company-owned and franchise store network which allows the stores to offer a broad line of high quality merchandise at competitive prices. We believe we reinforce customers’ expectations of savings by prominently displaying signs announcing our value pricing and savings opportunities. We also maintain a lowest price guaranty policy in Company-owned stores, and we suggest our franchisees adhere to such a policy. This policy guarantees that Party City stores will meet and discount the advertised prices of a competitor’s products. We believe that this policy has helped foster our image of offering consumers exceptional value for their money.

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

      Expansion Plans. Our long-term goal is to increase our market share in existing markets and penetrate new markets in order to expand our position as a leading retailer of party supplies merchandise. Our growth strategy is planned through the opening of both Company and franchise stores. We plan to open Company-owned and franchise stores to meet our growth objectives. In addition, the fragmented nature of the retail party supplies business may provide opportunities to grow through acquisition. We continuously evaluate acquisition opportunities; however, we have no present commitments or agreements with respect to material acquisitions. Franchise store growth is subject to the ability and interest on the part of the franchisees to open stores according to our expansion plans. In order to manage continued store growth, our management intends to continue to invest in our human resources and management information systems to further improve the infrastructure.

Store Locations

      As of September 19, 2003, there were 500 Party City stores open in the United States and Puerto Rico. Of these, 247 were Company-owned and 253 were operated by our franchisees. The following table shows the growth in Party City’s network of stores for the Fiscal Years 1999 through 2003.

	Fiscal Year

	2003	2002	2001	2000	1999

Company-owned:
Stores open at beginning of fiscal year	209	193	197	215	148
Stores opened	22	13	—	2	63
Stores closed	(2)	—	(2)	(2)	—
Stores acquired from franchisees	2	3	1	—	5
External acquisitions	11	—	—	—	—
Stores sold to franchisees	—	—	(3)	(18)	(1)

Stores open at end of fiscal year	242	209	193	197	215
Franchise:
Stores open at beginning of fiscal year	242	261	211	178	160
Stores opened	9	19	51	18	23
Stores closed(a)	(8)	(35)	(3)	(3)	(1)
Stores purchased by the Company	(2)	(3)	(1)	—	(5)
Stores purchased by franchisees	—	—	3	18	1

Stores open at end of fiscal year	241	242	261	211	178

Total Company and franchise stores	483	451	454	408	393

(a)	Our Canadian master franchisee filed for bankruptcy protection under Canadian law, closing 28 stores in fiscal 2002.

      As of June 28, 2003, Party City stores were located in the following states and geographic regions:

# of
Stores

Alabama	6
Arizona	9
Arkansas	3
California	65
Colorado	5
Connecticut	9
Delaware	1
Florida	50
Georgia	24
Hawaii	1
Illinois	20
Indiana	5
Kansas	4
Kentucky	1
Louisiana	11
Maryland	12
Massachusetts	5
Michigan	10
Minnesota	5
Mississippi	2
Missouri	5
Nevada	5
New Jersey	32
New Mexico	3
New York	46
North Carolina	15
Ohio	10
Oregon	4
Pennsylvania	24
Rhode Island	1
South Carolina	7
Tennessee	11
Texas	33
Utah	2
Virginia	13
Washington	18
Wisconsin	1
Puerto Rico	5

Total	483

Merchandising

Store Layout.

      Our stores are designed to give the shopper a feeling of excitement and create a festive atmosphere. Our goal is for the customer to be pleased by his or her shopping experience. To achieve this goal, we maintain a wide selection of party supplies in-stock. Party City stores range in size from 6,750 to 19,800 square feet with a typical store size between 10,000 and 12,000 square feet. The stores are divided into various sections of different categories of party supplies, displayed to emphasize value pricing and breadth of merchandise available. The floor plan is designed to impress the customer with the broad selection in each product category.

Product Categories.

      The typical Party City store offers a broad selection of brand name and private label merchandise consisting of over 20,000 SKUs. Our product categories include the following:

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

Other Seasonal. Customer purchases made for seasonal holiday events compose a significant part of our business. The other seasonal category includes products for the Super Bowl, Valentine’s Day, St. Patrick’s Day, Fall, Thanksgiving, Passover, Easter, First Communion, the Fourth of July, Christmas, Hanukkah and New Year’s Eve. Some of the major items within this category are tableware, decorations, cutouts, lights and balloons tailored to the particular event.

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

Bridal/Wedding/Anniversary. This product category includes personalized invitations, tableware, balloons, favors, place setting cards, confetti, honeycomb bells and personalized ribbons. Personalized invitation books containing numerous samples of customizable invitations are carried from the leading invitation stationers at discounted prices.

Candy. The candy product category includes novelty and packaged candy sold to enhance parties or to be used as piñata fillers. Candy is sold both in individual units and in bulk packaging for customers’ convenience.

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

General. We carry a range of brand name and private label merchandise, including tableware, table covers, cutlery, crepe paper, cups and tumblers.

Product Selection, Purchasing and Suppliers.

      The following represents suppliers from whom we purchased at least 5% of our merchandise:

Supplier	Fiscal 2003	Fiscal 2002	Fiscal 2001

Amscan, Inc.	23%	23%	23%
Unique Industries, Inc.	8%	7%	7%
Hallmark Marketing Corp.	6%	6%	6%
Rubies Costumes Co. Inc.	6%	7%	7%

Total	43%	43%	43%

      The loss of any of these suppliers could materially adversely affect our business, results of operations and financial condition. We consider numerous factors in supplier selection, including, but not limited to, price, credit terms, product offerings and quality. We negotiate pricing with suppliers on behalf of all stores in our network (Company-owned and franchise). We believe that our buying power enables us to receive favorable pricing terms and enhances our ability to obtain high demand merchandise.

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

Franchise Operations

      As of September 19, 2003, the Company had 253 franchise stores throughout the United States and Puerto Rico. A Party City store run by a franchisee utilizes the Company’s format, design specifications, methods, standards, operating procedures, systems and trademarks.

      We receive revenue from our franchisees, consisting of an initial, one-time fee and an ongoing royalty fee. In addition, each franchisee has a mandated advertising budget, which consists of a minimum initial store opening promotion and ongoing local advertising and promotions. Further, the franchisee must pay an additional 1% of net sales to a Party City group advertising fund to cover common advertising materials related to the Party City store concept. Receipts and disbursements are not recorded as income or expense since the Company does not have full discretion over the use of the funds. We do not offer financing to our franchisees.

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

      We have increased our focus on the management of our franchise operations. Additionally, franchisees have been represented on several key operating committees, addressing issues such as merchandising, advertising and information systems initiatives.

      As of September 19, 2003, we had nine territory agreements with certain franchisees. These agreements grant the holder of the territory the right to open one or more stores within a stated time period.

Competition

      We operate in highly competitive markets. Our stores compete with a variety of smaller and larger retailers, including, but not limited to, single owner-operated party supplies stores, specialty party supplies retailers (including superstores), designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains and catalog and Internet sites. Major chain competitors in our markets include iparty, Factory Card Outlet and Party America. Party America recently purchased 62 Paper Warehouse corporate stores and the franchising division. In addition, other stores or internet vendors may enter the market and become significant competitors in the future. Our stores compete, among other things, on the basis of location and store layout, product mix, selection, customer convenience and price. Many of our non-chain competitors in our markets have greater financial resources than we do.

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

      We and our franchisees must comply with the Fair Labor Standards Act and various state laws governing various matters such as minimum wages, overtime and other working conditions. We and our franchisees must also comply with the provisions of the Americans with Disabilities Act. The Act requires that employers provide reasonable accommodation for employees with disabilities and that stores must be accessible to customers with disabilities.

Employees

      As of September 19, 2003, we employed approximately 1,600 full-time and 4,300 part-time employees. We consider our relationships with our employees to be good. None of our employees is covered by a collective bargaining agreement.

Available Information

      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company’s website at http://www.partycity.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

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

      During Fiscal 2003, we added 35 Company-owned stores by opening 22 stores and acquiring 13 stores, two of which we acquired from franchisees. Our continued growth will depend, in significant part, upon our ability to open such new stores in a timely manner and to operate them profitably. Our expansion is also dependent on the effective continuation and development of our franchise program. Furthermore, successful expansion is subject to various contingencies, many of which are beyond our control. These contingencies include, among others:

•	our ability and our franchisees’ ability to identify and secure suitable store sites on a timely basis;

•	our ability and our franchisees’ ability to negotiate advantageous lease terms;

•	our ability and our franchisees’ ability to complete any necessary construction or refurbishment of these sites; and

•	the successful integration of new stores into existing operations.

      As our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management level and other employees. We cannot assure you that we will be able to attract and retain personnel as needed in the future. If we are not able to hire capable store managers and other store level personnel, we will not be able to open new stores as planned and our revenue growth and operating results will suffer.

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

Our inability to identify and anticipate changes in consumer demands and preferences and our inability to respond to such consumer demands in a timely manner could reduce our sales.

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

      Our business is dependent to a significant degree upon close relationships with vendors and our ability to purchase brand name and private label merchandise at competitive prices. During the fiscal year 2003, we purchased approximately 43% of the aggregate amount of our merchandise from four vendors. The loss of any of these key vendors could have a material adverse effect on our business, results of operations and financial condition. We cannot guarantee that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future. In this regard, certain merchandise that is in high demand may be allocated by vendors based upon the vendors’ internal criteria that are beyond our control, and consequently we may receive less product than we anticipated.

      In addition, we believe many of our vendors source their products from China, Mexico and other foreign countries. A vendor could discontinue selling products manufactured in foreign countries at any time for reasons that may or may not be in our control, including foreign government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions and trade issues. Our sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

We face a high level of competition in our markets.

      We operate in highly competitive markets. Our stores compete with a variety of smaller and larger retailers, including, but not limited to, single owner-operated party supplies stores, specialty party supplies retailers (including superstores), designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains and catalog and Internet sites. Major chain competitors in our markets include iparty, Factory Card Outlet and Party America. Party

America recently purchased 62 Paper Warehouse corporate stores and its franchising division. In addition, other stores or internet vendors may enter the market and become significant competitors in the future. Our stores compete, among other things, on the basis of location and store layout, product mix, selection, customer convenience and price. Many of our non-chain competitors in our markets have greater financial resources than we do.

      As a result of this competition, we may need to spend more on advertising and promotion than we anticipate. We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Expansion into markets served by our competitors, entry of new competitors or expansion of existing competitors into our markets could materially adversely affect our business, results of operations and financial condition.

Our operating results are subject to seasonal and quarterly fluctuations, which could cause the market price of our common stock to decline.

      Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of our net sales, operating income, cash flow and net income in the second fiscal quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to sales for end of year holidays. We believe this general pattern will continue in the future. An economic downturn during this period could adversely affect us to a greater extent than if such downturn occurred at other times of the year. Our results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings, store closings and timing of the acquisition and disposition of stores.

      In addition, we have opened six new Company-owned stores and closed one Company store through September 19, 2003 and plan to open four more new Company-owned stores for the remainder of Fiscal 2004. Our results of operations may vary significantly as a result of the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-opening expenses associated with new stores and the relative proportion of new stores to mature stores. Any significant decline in our results of operations as a result of these variations could adversely affect our stock price.

Failure to successfully utilize our information systems could cause interruptions to our business and impair our future growth.

      We need quality and scalable management information systems to efficiently operate our stores and to successfully implement our new store growth strategy. Our systems include point of sale, integrated merchandising and financial systems. We anticipate that our systems initiatives, such as the installation of merchandising systems and inventory control systems, will serve to optimize our results by improving our data analysis. However, there can be no assurances that the systems will be as beneficial as predicted.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which could harm our business.

      Our success depends to a large extent on the continued service of our executive management team. Departures by our executive officers could have a negative impact on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. Our Acting Chief Executive Officer, Nancy Pedot, who was appointed in April 2003 upon the resignation of the then current Chief Executive Officer James Shea, has informed the Company’s Board of Directors that she does not wish to be a candidate for the Chief Executive Officer position on a permanent basis. As a result, we are currently conducting a search for a new Chief Executive Officer and there are no assurances as to when we will find a suitable candidate for this management position. We do not maintain key-man life insurance on any of our executive officers.

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

      As of September 19, 2003, we leased all of our 247 Company-owned stores. We also lease our corporate headquarters property in Rockaway, New Jersey which lease will expire in 2004.

      Of the leases for the Company owned stores, eight expire in Fiscal 2004, eleven expire in Fiscal 2005, six expire in Fiscal 2006 and the balance expire in Fiscal 2007 or thereafter. We have options to extend most of these leases for a minimum of five years.

Item 3.	Legal Proceedings

Securities Litigation

      We were named as a defendant in twelve class action complaints in the United States District Court for the District of New Jersey. A former Chief Executive Officer and a former Chief Financial Officer/ Executive Vice President of Operations were also named as defendants in these complaints. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 26, 1998 and March 18, 1999 (the “Class Period”). In October 1999, plaintiffs filed an amended class action complaint and, in February 2000, plaintiffs filed a second amended complaint, which alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and sought unspecified damages. The plaintiffs alleged that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, Party City’s financial condition, adequacy of internal controls and compliance with certain loan covenants during the Class period. The plaintiffs further alleged that because of the issuance of a series of false and misleading statements and/or the failure to disclose material facts, the price of Party City’s common stock was artificially inflated.

      In early 2000, defendants moved to dismiss the second amended complaint on the ground that it failed to state a cause of action. On May 29, 2001, the District Court issued an Opinion and Order dismissing the Complaint against all defendants with prejudice. On June 27, 2001, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit. In April 2002, the parties reached an agreement in principle to settle the action, and the Court of Appeals remanded the case to the District Court to supervise the implementation of the settlement. The terms of the settlement were contained in the agreement in principle, and included the settlement amount, of which our settlement contribution of $380,000 was not material to our results of operations or financial condition.

      On May 14, 2003, the District Court approved the terms of the definitive settlement agreement. Accordingly, in May 2003, we paid our contribution pursuant to the terms of the settlement agreement to close this matter.

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

      In addition to the foregoing, from time to time we are involved in routine litigation incidental to the conduct of the business. We are aware of no other material existing or threatened litigation to which we are or may be a party.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 28, 2003.

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

      The following table sets forth the high and low trading prices of our common stock for each quarter of the latest two fiscal years.

	High	Low

Quarter Ended:
June 28, 2003	$10.91	$8.00
March 29, 2003	12.70	7.17
December 28, 2002	14.59	9.63
September 28, 2002	16.98	12.73
Quarter Ended:
June 29, 2002	$18.30	$12.61
March 30, 2002	14.42	7.31
December 29, 2001	7.75	5.50
September 29, 2001	8.78	4.80

      At September 19, 2003, the number of holders of record of our common stock was approximately 2,914.

Dividends

      We have never paid cash dividends on our capital stock and do not intend to pay cash dividends in the foreseeable future. We expect that earnings will be retained for the continued growth and development of our business. Future dividends, if any, will depend upon our earnings, financial condition, working capital requirements, compliance with covenants in agreements to which we are or may be subject, future prospects and any other factors deemed relevant by our Board of Directors. Under various agreements to which we are a party, principally under the Loan Agreement with Wells Fargo, we currently are not permitted to pay any dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Equity Compensation Plan Information

      The following sets forth certain information as of June 28, 2003 concerning our equity compensation plans:

			Number of securities
		Weighted-average	available for future
	Number of securities to	exercise price of	issuance under equity
	be issued upon exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders[1]	2,249,276 [2]	$8.78	553,078 [3]
Equity compensation plans not approved by security holders[4]	27,168 [5]	$8.18	277,321

Total	2,276,444	$8.78	830,399

(1)	Consists of our Amended and Restated 1994 Stock Option Plan (the “1994 Plan”), Amended and Restated 1999 Stock Incentive Plan (the “1999 Plan”), and Employee Stock Purchase Plan (the “ESPP”).

(2)	Consists of 638,349 outstanding options for our common stock pursuant to the 1994 Plan, 1,583,140 outstanding options for our common stock pursuant to the 1999 Plan and 27,787 shares of our common stock which will be issued on January 1, 2004 pursuant to the ESPP. Under the ESPP, our employees have the opportunity to purchase shares of our common stock at a discount through accumulated payroll deductions. The shares which will be issued in January 2004 will have a purchase price of $8.78 per share.

(3)	Consists of 407,135 options that remain available for issuance pursuant to the 1999 Plan and 145,943 shares of our common stock that remain available for issuance pursuant to the ESPP. No additional options may be issued under the 1994 Plan after September 4, 2000.

(4)	Consists of our Management Stock Purchase Plan. A description of our Management Stock Purchase Plan is contained in Note 9 to the consolidated financial statements located herein.

(5)	These shares will be issued in future periods as provided for in the Plan.

Item 6.	Selected Financial Data

      We have derived the selected financial data presented below from our audited consolidated financial statements for the fiscal years ended June 28, 2003, June 29, 2002, June 30, 2001, July 1, 2000 and December 31, 1998 and the six months ended July 3, 1999. The selected financial information presented below should be read in conjunction with such financial statements and notes thereto. The six months ended June 30, 1998 is unaudited and presented for comparative purposes.

SELECTED FINANCIAL DATA

	Year Ended

	June 28,	June 29,	June 30,	July 1,	December 31,
	2003	2002	2001	2000	1998

	(in thousands, except per share and store data)
Statement of Operations Data:
Total revenues	$482,620	$423,510	$395,900	$363,399	$294,334

Company-owned stores:
Net sales	$464,258	$405,821	$380,671	$349,722	$282,923
Cost of goods sold and occupancy costs	311,170	263,980	252,320	240,356	194,761

Gross profit	153,088	141,841	128,351	109,366	88,162
Store operating and selling expense	108,294	91,576	88,128	83,470	73,970

Company-owned stores profit contribution	44,794	50,265	40,223	25,896	14,192
General and administrative expense	32,475	27,086	26,603	30,399	15,939

Retail profit (loss) contribution	12,319	23,179	13,620	(4,503)	(1,747)

Franchise stores:
Royalty fees	18,007	17,048	14,604	13,187	10,841
Franchise fees	355	641	625	490	570

Total franchise revenues	18,362	17,689	15,229	13,677	11,411
Total franchise expense	6,538	6,563	4,937	4,406	4,114

Franchise profit contribution	11,824	11,126	10,292	9,271	7,297

Operating income	24,143	34,305	23,912	4,768	5,550
Interest expense, net	3,990	5,610	7,949	8,423	2,636

Income (loss) before income taxes	20,153	28,695	15,963	(3,655)	2,914
Provision (benefit) for income taxes(a)	8,061	11,503	6,002	(4,636)	1,127

Net income	$12,092	$17,192	$9,961	$981	$1,787

Basic earnings per share	$0.73	$1.32	$0.78	$0.08	$0.14

Diluted earnings per share	$0.62	$0.89	$0.56	$0.07	$0.14

Weighted average shares outstanding — basic	16,602	13,068	12,723	12,611	12,411

Weighted average shares outstanding — diluted	19,646	19,313	17,819	14,283	12,704

Operating Data:
Number of Company-owned stores (end of year)	242	209	193	197	207

Increase in Company-owned same store sales	2.2%	4.9%	10.3%	3.8%	11.3%

Number of franchise stores (end of year)	241	242	261	211	167

Increase in franchise same store sales	3.7%	4.5%	4.3%	7.9%	6.8%

Average sales per Company-owned store	$2,090	$2,044	$1,961	$1,810	$1,684

	Year Ended

	June 28,	June 29,	June 30,	July 1,	December 31,
	2003	2002	2001	2000	1998

	(in thousands, except per share and store data)
Other Information:
Depreciation and amortization	$16,229	$12,156	$10,431	$10,757	$6,598

Cash flow provided by (used in):
Investing activities	$(22,234)	$(20,008)	$(15,664)	$6,184	$(39,094)

Financing activities	(1,990)	(20,494)	(8,099)	(23,038)	45,448

Balance Sheet Data:
Working capital (deficiency)	$12,867	$14,707	$8,784	$15,069	$(15,039)

Total assets	167,999	149,054	141,342	132,086	144,032

Bank borrowings(c)	11,229	8,915	16,006	29,547	—

Stockholders’ equity	79,422	67,599	51,090	40,861	49,368

EBITDA:
EBITDA(b)	$40,372	$46,461	$34,343	$15,525	$12,148

Most directly comparable GAAP measures:
Net income	$12,092	$17,192	$9,961	$981	$1,787

Cash flows provided by (used in):
Operating activities	$24,129	$34,127	$29,655	$9,334	$(2,697)

	Six Months Ended

	July 3, 1999	June 30, 1998

	(In thousands,
	except per share data)
Statement of Operations Data:
Total revenues	$156,509	$97,272

Company-owned stores:
Net sales	$151,349	$92,718
Cost of goods sold and occupancy costs	109,858	65,246

Gross profit	41,491	27,472
Store operating and selling expenses	42,052	24,111

Company-owned stores (loss) profit contribution	(561)	3,361
General and administrative expenses	15,856	5,615

Retail loss	(16,417)	(2,254)

Franchise stores:
Royalty fees	4,907	4,379
Franchise fees	253	175

Total franchise revenues	5,160	4,554
Total franchise expense	1,906	1,803

Franchise profit contribution	3,254	2,751

Operating (loss) income	(13,163)	497
Interest expense, net	2,378	873

Loss before income taxes	(15,541)	(376)
Benefit for income taxes(a)	(2,125)	(146)

Net loss	$(13,416)	$(230)

Basic and diluted loss per share	$(1.08)	$(0.02)

Weighted average shares outstanding — basic and diluted	12,455	12,376

Other information:
Depreciation and amortization	$5,229	$3,634

Cash flows provided by (used in):
Investing activities	$(7,933)	$(12,832)

Financing activities	11,732	36,440

Balance Sheet Data:
Working capital (deficiency)	$(26,694)	$40,805

Total assets	161,319	119,168

Bank borrowings(c)	—	40,182

Stockholders’ equity	35,934	46,103

EBITDA:
EBITDA(b)	$(7,934)	$4,131

Most directly comparable GAAP measures:
Net loss	$(13,416)	$(230)
Cash flows provided by (used in):
Operating activities	$779	$(21,984)

(a)	The fiscal year ended July 1, 2000 includes $3.7 million of benefit related to the reversal of valuation reserves on deferred tax assets established in the six months ended July 3, 1999 due to the uncertainty at that time that our net operating loss carryforwards would be realized.

(b)	Our definition of EBITDA is earnings before interest, taxes, depreciation and amortization. We believe EBITDA provides additional information for determining our ability to meet future debt service requirements. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing our operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. We have presented EBITDA, however, because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and/or incur debt. Our computation of EBITDA may not be comparable to similar titled measures of other companies.

      A reconciliation of EBITDA to net income follows for the periods indicated:

	Year Ended					Six Months Ended

	June 28,	June 29,	June 30,	July 1,	December 31,	July 1,	June 30,
	2003	2002	2001	2000	1998	1999	1998

	(In thousands)
EBITDA	$40,372	$46,461	$34,343	$15,525	$12,148	$(7,934)	$4,131
Depreciation and amortization	(16,229)	(12,156)	(10,431)	(10,757)	(6,598)	(5,229)	(3,634)
Interest expense, net	(3,990)	(5,610)	(7,949)	(8,423)	(2,636)	(2,378)	(873)
(Provision) benefit for income taxes	(8,061)	(11,503)	(6,002)	4,636	(1,127)	2,125	146

Net income (loss)	$12,092	$17,192	$9,961	$981	$1,787	$(13,416)	$(230)

      Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our cash flow from operating activities:

	Year Ended					Six Months Ended

	June 28,	June 29,	June 30,	July 1,	December 31,	July 1,	June 30,
	2003	2002	2001	2000	1998	1999	1998

	(In thousands)
EBITDA	$40,372	$46,461	$34,343	$15,525	$12,148	$(7,934)	$4,131
Interest expense, net	(3,990)	(5,610)	(7,949)	(8,423)	(2,636)	(2,378)	(873)
(Provision) benefit for income taxes	(8,061)	(11,503)	(6,002)	4,636	(1,127)	2,125	146
Non-cash interest	1,624	1,395	1,815	1,506	—	—	—
Deferred taxes	(2,131)	819	1,543	(6,213)	(933)	(2,338)	(6)
Deferred rent	556	765	1,148	978	2,459	1,082	1,024
Equity based compensation	1,663	463	264	—	—	—	—
Provision for doubtful accounts	(498)	(67)	(65)	975	127	204	—
Tax effect of non-qualified stock options	556	37	—	—	—	—	—
Impairment charge	1,505	—	2,275	1,172	—	300	—
Loss (gain) on dispositions and sale of stores	162	—	(131)	1,386	—	234	—
Changes in assets and liabilities:
Accounts payable, accrued expenses and other current liabilities	4,036	7,979	7,301	777	5,353	1,392	(8,977)
Merchandise inventory	(9,634)	(7,310)	(6,606)	186	(15,618)	11,897	(11,997)
Other long-term liabilities	(587)	833	(326)	(306)	(630)	(89)	—
Other current assets and other assets	(1,444)	(135)	2,045	(2,865)	(1,840)	(3,716)	(5,432)

Net cash provided by (used in) operating activities	$24,129	$34,127	$29,655	$9,334	$(2,697)	$779	$(21,984)

     We use EBITDA to determine our executive compensation plan which bases incentive compensation payments on our EBITDA performance measured against budget. EBITDA is also widely used by us and others in our industry to evaluate and price potential acquisitions.

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;

•	EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. See the Statements of Cash Flow included in our financial statements.

(c)	Excludes borrowings under our previous credit agreement of $58.6 million and $46.8 million included in current liabilities at July 3, 1999 and December 31, 1998, respectively. Bank borrowings and other long-term liabilities at June 29, 2002, June 30, 2001 and July 1, 2000 is net of an unamortized debt discount of $1.3 million, $1.9 million and $3.0 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Finite long-lived assets. In the evaluation of the fair value and future benefits of finite long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related finite long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates.

      Insurance accruals. Our consolidated balance sheets include liabilities with respect to self-insured workers’ compensation and general liability claims. We estimate the required liability of such claims on a discounted basis, utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

      Goodwill. We evaluate goodwill annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. A change in these underlying assumptions may cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying value. In such event, we would then be required to record a charge, which would impact earnings.

      Sales Returns. We estimate future sales returns and, when material, record a provision in the period that the related sales are recorded based on historical information. Should actual returns differ from our estimates, we would be required to revise estimated sales returns.

      Store Closure Costs. We will record estimated store closure costs, such as fixed asset write-offs, estimated lease commitment costs net of estimated sublease income and other miscellaneous store closing costs, when the liability is incurred. Such estimates may be subject to change should actual costs differ.

General

      Net Sales. Net sales include same store sales and new store sales. Same store sales include sales for those stores that were in operation for a full period in both the current month and the corresponding month for the prior year. New store sales include sales in the current fiscal year from stores opened during the previous fiscal year before they are considered same stores and new stores opened in the current fiscal year.

      Cost of sales. Cost of sales includes the cost of merchandise, freight to the stores and store occupancy costs. Store occupancy costs include rent, common area maintenance, real estate taxes, repairs and maintenance, depreciation, insurance and utilities.

      Store operating and selling expenses. Store operating and selling expenses consist of selling and store management payroll, employee benefits, medical insurance, employment taxes, advertising, pre-opening expenses which are expensed when incurred and other store level expenses.

      General and administrative expenses. General and administrative expenses include payroll and employee benefits, employment taxes, management information systems, marketing, insurance, legal and other corporate level expenses. Corporate level expenses are primarily attributable to our corporate office in Rockaway, New Jersey.

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

     Year Ended June 28, 2003 (“Fiscal 2003”) Compared to Year Ended June 29, 2002 (“Fiscal 2002”)

      Retail. Net sales from Company-owned stores increased 14.4% to $464.3 million in Fiscal 2003 from $405.8 million in Fiscal 2002. The Fiscal 2003 results include 209 stores that were open at the beginning of that year, plus 13 stores acquired during the year, 22 stores opened during the year and two stores closed during the year. Same store sales increased 2.2% in Fiscal 2003 and the remaining 12.2% increase in sales relates to the stores that have not been open for one year. The same store sales increase was due to a 3% increase in the dollar amount of the average sale but, offset by a decrease of 1.5% in the number of transactions.

      Gross profit, which is net sales minus cost of goods sold and occupancy costs, increased 7.9% to $153.1 million in Fiscal 2003 from $141.8 million in Fiscal 2002. The increase in Fiscal 2003 was due to increased sales volume. Gross margin was 33.0% and 35.0% of sales for Fiscal 2003 and Fiscal 2002, respectively. The decrease in gross margin percent was related primarily to increased markdowns for seasonal and everyday merchandise and a higher occupancy cost ratio for new stores. We made the decision to mark down $2.4 million of certain slow-selling products and also to mark down selected products for better seasonal transition.

      Store operating and selling expenses increased 18.3% to $108.3 million for Fiscal 2003 from $91.6 million in Fiscal 2002. The increase in store operating expenses is primarily attributable to increased expenses related to new stores as well as increased advertising expenses of $5.6 million in order to drive traffic in the stores. Store operating expenses were 23.3% of sales for Fiscal 2003 compared with 22.6% of sales in Fiscal 2002 due to the impact of new stores not having achieved mature store sales levels.

      Pre-opening expenses of $1.6 million were recorded in Fiscal 2003 for 22 new stores opened during the year and for eight stores scheduled to open in the first quarter of Fiscal 2004. Pre-opening expenses of $753,000 were recorded in Fiscal 2002 for 13 new stores opened during the year and for eight stores scheduled to open in the first quarter of Fiscal 2003.

      Company-owned store profit contribution, which is gross profit minus store operating and selling expenses, decreased to $44.8 million in Fiscal 2003 compared with $50.3 million in Fiscal 2002. This is further explained by the negative contributions of $3.1 million for the stores opened in 2003 and the loss from the Seattle stores of $3.0 million.

      General and administrative expenses increased 19.9% to $32.5 million in Fiscal 2003, compared with $27.1 million in Fiscal 2002. The increase is primarily attributable to an increased store base, depreciation related to the investments in centralized systems, fixed asset and goodwill impairment charges of approximately $1.5 million associated with under-performing stores, as well as the logistics initiative and professional fees of $1.4 million related to the implementation of a new information system and the executive severance charges of $575,000.

      Retail profit contribution, which is store profit contribution minus general and administrative expenses, decreased by 46.9% to $12.3 million in Fiscal 2003, compared with $23.2 million in Fiscal 2002. Retail profit contribution as a percent of sales was 2.7% in Fiscal 2003 compared with 5.7% in Fiscal 2002 for the reasons set forth above.

      Franchising. Royalty fees increased 5.6% to $18.0 million in Fiscal 2003 compared with $17.0 million in Fiscal 2002. Franchise fees, recognized on nine store openings during Fiscal 2003 decreased 44.6% to $355,000 compared with $641,000 during Fiscal 2002 recognized on 19 store openings. Franchise same store sales increased 3.7% in Fiscal 2003 as compared with a 4.5% increase in Fiscal 2002.

      Expenses related to franchise revenue decreased 0.4% to $6.5 million in Fiscal 2003 from $6.6 million in Fiscal 2002. As a percentage of franchise revenue, franchise expenses were 35.6% and 37.1% for Fiscal 2003 and Fiscal 2002, respectively. Franchise expenses include direct and indirect expenses. The direct expenses include salaries, travel and other direct expenses of the franchise operations department in addition to legal fees, bad debt expense, insurance expense and other miscellaneous charges. The indirect expenses include pro-rata allocations of corporate expenses for salaries, including bonuses, occupancy and depreciation based on time spent on franchise support.

      Franchise profit contribution, which is franchise revenue minus expenses related to franchise revenue, increased 6.3% to $11.8 million in Fiscal 2003 from $11.1 million in Fiscal 2002. The increase in franchise profit contribution is due to the increase in royalty fees offset in part by a decrease in franchise fee income, as discussed above.

      Interest Expense. Interest expense decreased 28.9% to $4.0 million for Fiscal 2003 from $5.6 million in Fiscal 2002. This decrease in interest expense is due to the repurchase of outstanding senior notes during the later part of the second quarter that had an effective interest rate of 29%. These notes had a cash interest rate of 18.5% as well as original issue discount accounting for the high effective interest rate. The repurchase of these notes was completed using working capital and borrowings under the credit agreement. The repurchase of the notes resulted in a pre-tax charge of $2.2 million related to interest and a pre-payment premium.

      Income Taxes. Income taxes of $8.1 million, or 40.0% of pre-tax income, were provided in Fiscal 2003 compared to income taxes of $11.5 million, or 40.1% of pre-tax income recorded in Fiscal 2002.

      Net Income. As a result of the above factors, net income decreased to $12.1 million or $0.73 per basic share and $0.62 per diluted share in Fiscal 2003, as compared to net income of $17.2 million, or $1.32 per basic share and $0.89 per diluted share in Fiscal 2002. Weighted average basic shares outstanding increased from 13.1 million in Fiscal 2002 to 16.6 million in Fiscal 2003. Weighted average diluted shares increased from 19.3 million in Fiscal 2002 to 19.6 million in Fiscal 2003.

Year Ended June 29, 2002 (“Fiscal 2002”) Compared to Year Ended June 30, 2001 (“Fiscal 2001”)

      Retail. Net sales from Company-owned stores increased 6.6% to $405.8 million in Fiscal 2002 from $380.7 million in Fiscal 2001. The Fiscal 2002 results include 193 stores that were open at the beginning of that year, plus three stores acquired during the year and 13 stores opened during the year. Same store sales increased 4.9% in Fiscal 2002.

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

      Pre-opening expenses of $753,000 were recorded in Fiscal 2002 for 13 new stores opened during the year and for eight stores scheduled to open in the first quarter of Fiscal 2003. Pre-opening expenses of $78,000 were recorded in Fiscal 2001 for four stores opened in the first quarter of Fiscal 2002.

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

Liquidity and Capital Resources

      The Company’s cash requirements are primarily for working capital, the opening of new stores, the improvement and expansion of existing facilities and the improvement of information systems. Historically, these cash requirements have been met through cash flow from operations and borrowings under credit facilities. At June 28, 2003, working capital was $12.9 million compared with $14.7 million at June 29, 2002.

      Net cash provided by operating activities was $24.1 million in Fiscal 2003 compared with $34.1 million in Fiscal 2002. The decrease is primarily due to a decrease in net income of $5.1 million in Fiscal 2003 and an increase in inventories of $9.6 million due mainly to the opening of 35 new stores offset by the closing of two stores.

      Net cash used in investing activities was $22.2 million in Fiscal 2003 as compared to $20.0 million in Fiscal 2002. In Fiscal 2003, we made investments of $13.8 million for 22 new store openings, $1.8 million for acquired stores, $2.8 million in our existing store base, and $3.8 million for other corporate capital and systems. In Fiscal 2002, our investments were $7.0 million for 13 new store openings, $5.9 million for acquired stores, $1.5 million in our existing store base, and $5.6 million for other corporate capital and systems.

      Net cash used in financing activities was $2.0 million primarily due to a payment in November 2002 of $10.2 million in Senior Notes in advance of maturity, the purchase of $4.1 million of treasury stock as part of the Company’s stock buy-back plan and $524,000 in financing costs. This is offset in part by $11.2 million in borrowings under the Loan Agreement and $1.6 million from proceeds of stock options and warrants.

      In January 2003, the Company entered into a $65 million revolving credit facility (the “Loan Agreement”) with Wells Fargo Retail Finance, LLC, as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent. Under the terms of the Loan Agreement, the Company may borrow amounts based on a percentage of its eligible inventory and credit card receivables, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. Interest on advances is charged, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was set initially at 1.50% per annum, and is currently at 1.25% per annum, or (ii) at the prime rate less the applicable margin, which was set initially and is currently at 0.25% per annum. The term of the Loan Agreement is through April 30, 2006 and is secured by a lien on substantially all of the Company’s assets. Pursuant to the Loan Agreement, we have a standby letter of credit of $3.1 million at June 28, 2003 and September 19, 2003. At June 28, 2003 and September 19, 2003 the Company had $11.2 million and $20.2 million in borrowings outstanding under the Loan Agreement, respectively. The Company had $41.7 million available to be borrowed under the Loan Agreement at September 19, 2003.

      In August, 1999, we received $30 million in financing from certain investors (the “Investors”), who purchased senior secured notes and warrants pursuant to a Securities Purchase Agreement (the “Purchase Agreement”). Under the Purchase Agreement, we issued (i) $10 million 12.5% Secured Notes due 2003 (the “A Notes”); (ii) $5 million 13.0% Secured Notes due 2003 (the “B Notes”); (iii) $5 million 13.0% Secured Notes due 2002 (the “C Notes”); (iv) $10 million 14.0% Secured Notes due 2004 (the “D Notes” and, together with the A Notes, the B Notes and the C Notes, the “Notes”); and (v) warrants (the “Warrants”) to purchase 6,880,000 shares of our common stock at an initial exercise price of $3.00 per share issued in connection with the sale and issuance of the C Notes and the D Notes. The Notes were secured by a junior lien on substantially all of our assets.

      Pursuant to the First Amendment, on January 14, 2000, we received $7 million in cash proceeds from the sale to certain of the Investors (the “Investor Group”) of a new series of senior secured notes. Under the First Amendment, we issued $7 million in aggregate principal amount of 14.0% Senior Secured Notes due 2002 (the “E Notes”). The E Notes were secured by a junior lien on substantially all of our assets. Under the terms of the First Amendment, the interest rate on the A Notes, the B Notes, the C Notes and the D Notes was increased by 4.5%. The Investor Group, together with the Investors and Congress, entered into an intercreditor agreement. In consideration for waivers and forbearances granted by the Investors to various defaults under the terms of our A Notes, B Notes, C Notes and D Notes, we also agreed to amend and restate the terms of the Warrants held by the Investors to acquire 6,880,000 shares of our common stock. The amended and restated warrants (the “Amended Warrants”) provide for an exercise price of $1.07 per share and were issued upon surrender of the Warrants, which had an exercise price of $3.00 per share.

      The Company repaid $10.2 million, $19.3 million and $8.1 million of the Senior Notes in the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001, respectively. The Notes were secured by a junior lien on substantially all of the Company’s assets. The fiscal 2003 repurchase resulted in an additional payment of $1.4 million, comprised of interest and an incentive premium, and resulted in an after-tax charge of $1.3 million, or $0.07 per diluted share.

      In September 2001, the Board of Directors authorized us to repurchase up to $15 million of our outstanding common stock. The stock repurchases are made at the discretion of management. During Fiscal 2002, we repurchased 284,000 shares for an aggregate amount of $1.8 million, or 12.2% of the total amount authorized to be purchased. During Fiscal 2003, we repurchased 463,000 shares for an aggregate amount of $4.1 million, or 27.4% of total amount authorized to be purchased. As of June 28, 2003, we have purchased a total of 747,012 shares for an aggregate amount of $5.9 million, or 39.6% of the total amount to be purchased.

      Our management currently believes that the cash generated by operations, together with the borrowing availability under the Loan Agreement, will be sufficient to meet our working capital infrastructure and new store growth needs for the next twelve months. We expect to be substantially free of debt by the end of the current calendar year, absent any special transactions. This permits the Company to consider a wider variety of corporate initiatives intended to improve shareholder value, although there is no assurance that any specific initiative will be pursued or consummated.

Contractual Obligations and Commercial Commitments

      To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided:

	Payments Due By Period (in thousands)

	Total	1 Year	2-3 Years	4-5 Years	After 5 years

Contractual Obligations
Operating leases	$266,233	$45,968	$87,607	$69,595	$63,063
Advances under Loan Agreement	11,229	11,229	—	—	—
Severance arrangements	199	199	—	—	—
Capital lease obligations	32	32	—	—	—

Total Contractual Obligations	$277,693	$57,428	$87,607	$69,595	$63,063

      As of June 28, 2003 and September 19, 2003, we had a contingent liability related to severance payments to 11 employees. The total contingent liability ranges from zero to approximately $1.1 million. As of June 28, 2003 and September 19, 2003, we had a standby letter of credit of $3.1 million pursuant to the Loan Agreement.

Off-Balance Sheet Arrangements

      We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Accounting and Reporting Changes

      In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), replacing Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. This statement also established that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 has not had and is not expected to have a material impact on our consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirement is effective for our fiscal year ended June 28, 2003. We have evaluated the accounting provisions of the interpretations and there was no material impact on our financial condition, results of operations or cash flows for the fiscal year ended June 28, 2003. We have made the required disclosures in the consolidated financial statements as of June 28, 2003.

      In November 2002, the EITF reached a consensus on issues raised in EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (“EITF 02-16”). EITF 02-16 addresses the timing of recognition for rebates that are earned by resellers based on specified levels of purchases or over specified periods. This guidance, related to timing of recognition, is to be applied prospectively to new rebate arrangements entered into in fiscal periods beginning after January 1, 2003. EITF 02-16 also addresses the classification of cash consideration received from vendors in a reseller’s statement of operations. The guidance related to income statement classification is to be applied in annual and interim financial statements for periods beginning after January 1, 2003. The adoption of EITF 02-16 has not had and is not expected to have a material impact on our consolidated financial statements, as the Company’s historical policy is consistent with EITF 02-16.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting For Stock-Based Compensation” (“SFAS No. 123”) to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 31, 2002. We will continue to account for stock-based equity compensation using the intrinsic value method of APB Opinion 25. We are required to follow the prescribed disclosure format and have provided the additional disclosures required by SFAS No. 148 for the fiscal year ended June 28, 2003.

      In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”), with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period after January 31, 2003, regardless of when the variable interest entity was established. We have evaluated the accounting provisions of the interpretations and there was no material impact on our financial condition, results of operations or cash flows, since the Company is not the primary beneficiary of any variable interest entities.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. We are currently evaluating the impact of adopting this statement on our consolidated financial position and results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. Although we are still in the process of reviewing the new statement, we believe this statement will have no material impact on our consolidated financial statements.

Impact of Inflation

      We believe that inflation did not have a material impact on our operations for the periods reported. Significant increases in cost of merchandise purchased, labor, employee benefits and other operating expenses could have a material adverse effect on our results of operations and financial condition.

Seasonality

      Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of our net sales, cash flow and net income in the second fiscal quarter of the year principally due to the sales in October for the Halloween season and, to a lesser extent, due to holiday sales for end of year holidays. We expect that this general pattern will continue. Our results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and store closings and the timing of the acquisition and disposition of stores.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      We, in the normal course of doing business, are exposed to interest rate change and market risk. As borrowing patterns are cyclical, we are not dependent on borrowing throughout the year. Therefore, a sudden increase in interest rates (which under the Loan Agreement is dependent on, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was set initially at 1.50% per annum, and is currently at 1.25% per annum, or (ii) at the prime rate less the applicable margin, which was set initially at 0.25% per annum) may, during peak borrowing, have a negative impact on short-term results.

Item 8.	Financial Statements and Supplementary Data

      The response to this item is submitted as a separate section of this Report commencing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fourth fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

      There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

      In accordance with general instruction G(3) of Form 10-K, the information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) List of Documents filed as part of this Annual Report on Form 10-K.

      1. The following consolidated financial statements listed below are filed as a separate section of this Report commencing on page F-1.

      Independent Auditors’ Report — Deloitte & Touche LLP.

      Consolidated Balance Sheets as of June 28, 2003 and June 29, 2002.

      Consolidated Statements of Income for the years ended June 28, 2003, June 29, 2002 and June 30, 2001.

      Consolidated Statements of Stockholders’ Equity for the years ended June 28, 2003, June 29, 2002 and June 30, 2001.

      Consolidated Statements of Cash Flows for the years ended June 28, 2003, June 29, 2002 and June 30, 2001.

      Notes to Consolidated Financial Statements for the years ended June 28, 2003, June 29, 2002 and June 30, 2001.

      2. Financial Statement Schedule for the years ended June 28, 2003, June 29, 2002 and June 30, 2001.

      3. List of Exhibits.

      The following exhibits are included as a part of this Annual Report on Form 10-K or, where indicated, are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.

3.1	Certificate of Incorporation of the Company, incorporated by reference from the Company’s Registration Statement as amended on Form S-1 Number 333-00350 as filed with the Commission on January 18, 1996 (the “S-1”).
3.2	Bylaws of the Company as amended.
4.1	Specimen stock certificate evidencing the Common Stock, incorporated by reference from the S-1.
4.2	Form of Amended and Restated Warrant, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on January 19, 2000 (the “January 2000 8-K”).
4.3	Form of Securities Purchase Agreement, dated as of August 16, 1999, by and between the Company and each of the Investors, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on August 25, 1999 (the “August 1999 8-K”).
4.4	First Amendment to Securities Purchase Agreement, dated as of January 14, 2000, by and between the Company and each of the Investors, incorporated by reference from the January 2000 8-K.

Exhibit No.

4.5	Second Amendment to Securities Purchase Agreement, dated as of April 1, 2001, by and among the Company and each of the Investors, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2001 (the “May 2001 10-Q”).
10.1	Form of Unit Franchise Agreement entered into by the Company and franchisees, incorporated by reference from the S-1.
10.2	Option Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman, incorporated by reference from Amendment No. 1 to Schedule 13D as filed by Jack Futterman with the Commission on June 17, 1999 (“Futterman’s 13D”).
10.3	Stock Pledge Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman, incorporated by reference from Futterman’s 13D.
10.4	Amended and Restated Investor Rights Agreement, dated as of August 18, 2003, by and among the Company and the Investors.
10.5	Description of oral consulting agreement between the Company and Ralph Dillon, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on February 13, 2001 (the “February 2001 10-Q”).
10.6	General Release and Severance Agreement of James Shea, dated as of May 28, 2003, by and between the Company and James Shea.
10.7	Separation Agreement of Andrew Bailen, dated as of July 14, 2003, by and between the Company and Andrew Bailen.
10.8	Separation Agreement of Thomas Larson, dated as of August 26, 2002, by and between the Company and Thomas Larson.
10.9	Employment Agreement of Steven Skiba, dated as of November 29, 2002, by and between the Company and Steven Skiba.
10.10	Management Stock Purchase Plan of the Company, incorporated by reference from the Registration of Form S-8 as filed with the Commission on July 23, 2001.
10.11	Employee Stock Purchase Plan of the Company, incorporated by reference from the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, included within Form 14-A as filed with the Commission on October 18, 2001.
10.12	Amended and Restated 1994 Stock Option Plan, incorporated by reference from the Registration of Form S-8 as filed with the Commission on January 9, 1997.
10.13	1999 Stock Incentive Plan (Amended and Restated as of October 25, 2000), incorporated by reference from the February 2001 10-Q.
10.14	Loan and Security Agreement (the “Loan Agreement”), dated January 9, 2003, by and between the Company and Wells Fargo Retail Finance, LLC (“WFRF”), as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on January 10, 2003.
10.15	Stock Pledge Agreement, dated January 9, 2003, by and among the Company, Party City Michigan, Inc. (“PCMI”) and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement.
10.16	Trademark Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement.
10.17	Copyright Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement.

Exhibit No.

10.18	Guaranty and Security Agreement, dated January 9, 2003, by and between PCMI and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement.
21.1	Subsidiaries. The wholly owned subsidiary of the Company is Party City Michigan, Inc. incorporated on October 23, 1997, in the State of Delaware. This subsidiary does business under the name Party City Michigan, Inc.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

      1. On April 11, 2003, the Company filed a Current Report on Form 8-K announcing that James Shea had resigned as Chief Executive Officer and that Nancy Pedot was replacing him, serving as Acting Chief Executive Officer. In addition, the Company announced its sales for the third fiscal quarter ended March 29, 2003.

      2. On May 9, 2003, the Company filed a Current Report on Form 8-K announcing its operating results for the third fiscal quarter ended March 29, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2003.

PARTY CITY CORPORATION

By:	/s/ LINDA M. SILUK

Linda M. Siluk
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ RALPH D. DILLON Ralph D. Dillon	Non-Executive Chairman of the Board and Director	September 26, 2003

By:	/s/ MICHAEL E. TENNENBAUM Michael E. Tennenbaum	Vice Chairman and Director	September 26, 2003

By:	/s/ RICHARD H. GRINER Richard H. Griner	Director	September 26, 2003

By:	/s/ L.R. JALENAK, JR. L.R. Jalenak, Jr.	Director	September 26, 2003

By:	/s/ FRANKLIN R. JOHNSON Franklin R. Johnson	Director	September 26, 2003

By:	/s/ HOWARD LEVKOWITZ Howard Levkowitz	Director	September 26, 2003

By:	/s/ WALTER SALMON Walter Salmon	Director	September 26, 2003

By:	/s/ NANCY PEDOT Nancy Pedot	Acting Chief Executive Officer and Director	September 26, 2003

By:	/s/ LINDA M. SILUK Linda M. Siluk	Chief Financial Officer	September 26, 2003

Exhibit 31.1

Certification of Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Nancy Pedot, certify that:

1. I have reviewed this annual report on Form 10-K of Party City Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ NANCY PEDOT

Nancy Pedot
Acting Chief Executive Officer

Date: September 26, 2003

Exhibit 31.2

Certification of Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Linda M. Siluk, certify that:

1. I have reviewed this annual report on Form 10-K of Party City Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ LINDA M. SILUK

Linda M. Siluk
Chief Financial Officer

Date: September 26, 2003

Exhibit 32.1

Certification of Chief Executive Officer

      Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Party City Corporation (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i) the Annual Report on Form 10-K of the Company for the annual period ended June 28, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ NANCY PEDOT

Nancy Pedot
Acting Chief Executive Officer

Dated: September 26, 2003

      The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Exhibit 32.2

Certification of Chief Financial Officer

      Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Party City Corporation (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i) the Annual Report on Form 10-K of the Company for the annual period ended June 28, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ LINDA M. SILUK

Linda M. Siluk
Chief Financial Officer

      The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Dated: September 26, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Party City Corporation
Rockaway, New Jersey

      We have audited the accompanying consolidated balance sheets of Party City Corporation and subsidiary as of June 28, 2003 and June 29, 2002 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years ended June 28, 2003. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15a. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Party City Corporation and subsidiary as of June 28, 2003 and June 29, 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years ended June 28, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of July 1, 2001 to conform with Financial Accounting Standards Board Statement No. 142.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

August 21, 2003

PARTY CITY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 28,	June 29,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,372	$3,467
Merchandise inventory	65,908	55,867
Other current assets, net	21,900	17,616

Total current assets	91,180	76,950
Property and equipment, net	52,819	49,356
Goodwill	18,614	18,016
Other assets	5,386	4,732

Total assets	$167,999	$149,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,960	$32,414
Book overdraft	4,126	3,085
Accrued expenses and other current liabilities	24,998	26,744
Advances under Loan Agreement	11,229	—

Total current liabilities	78,313	62,243
Long-term liabilities:
Deferred rent and other long-term liabilities	10,264	10,297
Senior Notes	—	8,915
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; authorized, 25,000,000 shares; issued, 17,296,807 and 16,239,081 shares, respectively	173	162
Additional paid-in capital	43,178	39,347
Retained earnings	42,011	29,919
Treasury shares, at cost (747,012 and 284,000 shares, respectively)	(5,940)	(1,829)

Total stockholders’ equity	79,422	67,599

Total liabilities and stockholders’ equity	$167,999	$149,054

See accompanying notes to consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended

	June 28, 2003	June 29, 2002	June 30, 2001

Revenues:
Net sales	$464,258	$405,821	$380,671
Royalty fees	18,007	17,048	14,604
Franchise fees	355	641	625

Total revenues	482,620	423,510	395,900
Expenses:
Cost of goods sold and occupancy costs	311,170	263,980	252,320
Company-owned stores operating and selling expense	108,294	91,576	88,128
Franchise expense	6,538	6,563	4,937
General and administrative expense	32,475	27,086	26,603

Total expenses	458,477	389,205	371,988

Operating income	24,143	34,305	23,912
Interest income	(175)	(176)	(545)
Interest expense	4,165	5,786	8,494

Interest expense, net	3,990	5,610	7,949

Income before income taxes	20,153	28,695	15,963
Provision for income taxes	8,061	11,503	6,002

Net income	$12,092	$17,192	$9,961

Basic earnings per share	$0.73	$1.32	$0.78

Weighted average shares outstanding — basic	16,602	13,068	12,723

Diluted earnings per share	$0.62	$0.89	$0.56

Weighted average shares outstanding — diluted	19,646	19,313	17,819

See accompanying notes to consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except number of shares)

	Common Stock		Additional		Treasury
			Paid-In-	Retained	Stock at
	Shares	Amounts	Capital	Earnings	Cost	Total

Balance at July 1, 2000	12,722,205	$127	$37,968	$2,766	$—	$40,861
Exercise of stock options	1,250	—	4	—	—	4
Equity compensation	—	—	264	—	—	264
Net income	—	—	—	9,961	—	9,961

Balance at June 30, 2001	12,723,455	127	38,236	12,727	—	51,090
Warrant exercise	3,381,624	34	(34)	—	—	—
Equity compensation	—	—	463	—	—	463
Tax effect of non-qualified options	—	—	37	—	—	37
Exercise of stock options	134,002	1	645	—	—	646
Repurchase of common shares (284,000 shares)	—	—	—	—	(1,829)	(1,829)
Net income	—	—	—	17,192	—	17,192

Balance at June 29, 2002	16,239,081	162	39,347	29,919	(1,829)	67,599
Warrant exercise	672,459	7	484	—	—	491
Equity compensation	—	—	342	—	—	342
Tax effect of non-qualified options	—	—	556	—	—	556
Exercise of stock options	213,486	2	1,130	—	—	1,132
Issuance of shares of MSPP	95,511	1	707	—	—	708
Issuance of shares of ESPP	76,270	1	612	—	—	613
Repurchase of common shares (463,012 shares)	—	—	—	—	(4,111)	(4,111)
Net income	—	—	—	12,092	—	12,092

Balance at June 28, 2003	17,296,807	$173	$43,178	$42,011	$(5,940)	$79,422

See accompanying notes to consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended

	June 28, 2003	June 29, 2002	June 30, 2001

Cash flow from operating activities:
Net income	$12,092	$17,192	$9,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,229	12,156	10,431
Non-cash interest and financing costs	1,624	1,395	1,815
Deferred taxes	(2,131)	819	1,543
Deferred rent	556	765	1,148
Equity based compensation	342	463	264
Provision for doubtful accounts	(498)	(67)	(65)
Tax effect of non-qualified stock options	556	37	—
Impairment charge	1,505	—	2,275
Loss (gain) on disposition and sale of stores	162	—	(131)
Changes in assets and liabilities:
Accounts payable, accrued expenses and other current liabilities	4,649	7,979	7,301
Merchandise inventory	(9,634)	(7,310)	(6,606)
Other long-term liabilities	121	833	(326)
Other current assets and other assets	(1,444)	(135)	2,045

Net cash provided by operating activities	24,129	34,127	29,655
Cash flow from investing activities:
Purchases of property and equipment	(20,476)	(14,085)	(16,305)
Stores acquired	(1,758)	(5,923)	(516)
Proceeds from sales of stores	—	—	1,157

Net cash used in investing activities	(22,234)	(20,008)	(15,664)
Cash flow from financing activities:
Payments on Senior Notes	(10,207)	(19,311)	(8,103)
Purchase of treasury shares	(4,111)	(1,829)	—
Proceeds from exercise of stock options and warrants	1,623	646	4
Payment of financing costs	(524)	—	—
Net proceeds from Loan Agreement	11,229	—	—

Net cash used in financing activities	(1,990)	(20,494)	(8,099)

Net (decrease) increase in cash and cash equivalents	(95)	(6,375)	5,892
Cash and cash equivalents, beginning of year	3,467	9,842	3,950

Cash and cash equivalents, end of year	$3,372	$3,467	$9,842

Supplemental disclosure of cash flow information:
Income taxes paid	$9,895	$9,990	$5,315
Interest paid	$2,978	$5,283	$6,648
Supplemental disclosure of non-cash financing activity:
Issuance of warrants	$245	$3,955	$—
Issuance of shares under management stock plan	$708	$—	$—
Issuance of shares under employee stock plan	$613	$—	$—

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Consolidated Financial Statements

      Party City Corporation (the “Company”) is incorporated in the State of Delaware and operates retail party supplies stores within the continental United States and sells franchises on an individual store and area franchise basis throughout the United States and Puerto Rico. At June 28, 2003, the Company had 242 Company-owned stores and 241 franchise stores in its network. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Party City Michigan, Inc. All significant intercompany balances and transactions have been eliminated.

      The Company’s fiscal year ends on the Saturday nearest June 30. As used herein, the term “Fiscal Year” refers to the 52-week or 53-week period ending on the Saturday nearest to June 30, unless otherwise noted.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include provision for slow-moving inventory, insurance accruals, finite-lived assets, goodwill, sales returns and store closure costs.

Cash and Cash Equivalents

      The Company considers its highly liquid investments purchased, with an original maturity of three months or less, as part of daily cash management activities to be cash equivalents.

Fair Value of Financial Instruments

      Financial instruments consist of cash equivalents, accounts receivable, accounts payable and advances under the Loan Agreement. The carrying amounts reported in the balance sheets of such financial instruments approximate their fair market values due to their short-term maturities.

      The estimated fair values of financial instruments that are presented herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange.

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

Advertising Fund

      Pursuant to its franchise agreements, the Company collects 1% of the net sales of its franchise stores for contribution into the Advertising Fund (the “Ad Fund”). The Company also contributes 1% of net sales of its owned stores into the Ad Fund. These amounts are restricted to be used for advertising. Receipts and disbursements are not recorded as income or expense since the Company does not have full discretion over the use of the funds. To cover the expenses of fund administration, the Company charges the Ad Fund a

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management fee equal to 5% of the funds contributed by franchisees. For the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001, Ad Fund management fees of $484,000, $439,000 and $401,000, respectively, were collected by the Company and credited to general and administrative expense.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets or, where applicable, the terms of the respective leases, whichever is shorter. The Company uses estimated useful lives of five to seven years for furniture, fixtures and equipment. Capitalized software costs are amortized on a straight-line basis over their estimated lives of three to five years. Depreciation begins in the year the assets are placed into service.

      Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements of fixed assets are capitalized after making the necessary adjustments to the asset and accumulated depreciation of the items renewed or replaced.

Impairment of Finite-Lived Assets

      The Company evaluates Finite-Lived Assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). This statement supersedes SFAS No. 121, Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of. Finite-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. The Company evaluated its finite-lived assets and based on current and projected performance, determined that the fixed assets must be impaired for four stores in the Seattle market and one other store. Therefore, a pre-tax charge of $946,000 was taken in Fiscal 2003. After adjusting for this impairment charge, management believes the carrying value and useful lives are appropriate.

Non-Compete Agreement

      The Company has two non-compete agreements. One is with a franchise owner and the other is with Paper Warehouse, Inc. These agreements are included in other assets and are being amortized using the straight-line method over the life of the agreement. Amortization expense for other intangibles was $131,000, $33,000 and $0 for the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001, respectively.

Goodwill

      The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) effective July 1, 2001. It changes the accounting for goodwill from an amortization method to an “impairment only” approach. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company evaluated the goodwill associated with its acquisitions and based on current and projected performance, determined that the goodwill associated with one acquisition had little to no carrying value. Therefore, the carrying amount of goodwill was impaired and a charge for $558,000 was taken in Fiscal 2003. After adjusting for this impairment charge, management believes the carrying value is appropriate.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following financial information is presented as if the statement were adopted at the beginning of Fiscal 2001 (in thousands, except per share amounts):

	Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Reported net income	$12,092	$17,192	$9,961
Add back:
Goodwill amortization, net of taxes	—	—	725

Adjusted net income	$12,092	$17,192	$10,686

Basic earnings per share reported	$0.73	$1.32	$0.78
Goodwill amortization, net of taxes	—	—	0.06

Adjusted basic earnings per share	$0.73	$1.32	$0.84

Diluted earnings per share reported	$0.62	$0.89	$0.56
Goodwill amortization, net of taxes	—	—	0.04

Adjusted diluted earnings per share	$0.62	$0.89	$0.60

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

Stock-Based Compensation

      In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for grants in the respective periods:

	Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Expected volatility	55%	50%	97%
Expected lives	5.4 years	4.7 years	4.0 years
Risk-free interest rate	2.3%	3.3%	4.3%
Expected dividend yield	0.0%	0.0%	0.0%

      The weighted average fair value of options granted during the fiscal years 2003, 2002 and 2001 were $7.47, $2.53 and $2.23 respectively.

      The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense has been

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded in the Consolidated Financial Statements with respect to option grants. The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123. If compensation cost for the Company’s stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company’s net income would have been:

	Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

	(in thousands, except per share data)
Income before extraordinary item and accounting charge:
As reported	$12,092	$17,192	$9,961
Deduct: Total stock based employee compensation expense determined under fair value based method, net of taxes	(1,042)	(2,145)	(1,066)

Pro-forma	$11,050	$15,047	$8,895

Basic earnings per share:
As reported	$0.73	$1.32	$0.78
Pro-forma	0.67	1.16	0.70
Diluted earnings per share:
As reported	$0.62	$0.89	$0.56
Pro-forma	0.56	0.78	0.50

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

      The Company’s franchise segment generates revenues through one-time franchise fees and ongoing royalties. Revenue from the sale of individual franchises, recorded as franchise fees, is recognized by the Company upon completion of certain initial services, which normally coincides with the opening of the franchisee’s store. Royalty fees are recorded on a monthly basis as a percentage of the franchisee’s net sales. The Company is obligated in accordance with the terms of each franchisee’s respective agreement to provide the following initial services: advice on site location, store design and layout, training and pre-opening assistance. On an ongoing basis, the Company provides assistance regarding sources of supply, pricing, advertising and promotion programs.

      Area franchise sales represent agreements with franchisees to open a specified number of franchises within defined geographic areas and development periods. The Company’s policy is to receive a deposit in advance for each of the potential stores, based on its standard initial franchise fee at the time the contract is signed. Upon receipt, the deposit is recorded as deferred revenue. When the Company satisfies its initial obligations to the franchisee and the store is opened, the Company recognizes the deposit as revenue. The Company had 241 and 242 franchise stores at June 28, 2003 and June 29, 2002, respectively.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Store Opening and Closing Costs

      New store opening costs are expensed as incurred. Closed store costs, such as future rent and real estate taxes net of expected sublease recovery, are accrued when an agreement is entered into to close a store.

Effect of New Accounting Standards

      In June 2002, the Financial Accounting Standards Board (“FASB”) SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), replacing Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. This statement also established that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 has not had and is not expected to have a material impact on the consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirement is effective for the Company’s Fiscal Year ended June 28, 2003. The Company has evaluated the accounting provisions of the interpretations and there was no material impact on the financial condition, results of operations or cash flows for the fiscal year ended June 28, 2003. The Company has made the required disclosures in the consolidated financial statements as of June 28, 2003.

      In November 2002, the EITF reached a consensus on issues raised in EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” (“EITF 02-16”). This EITF issue addresses the timing of recognition for rebates that are earned by resellers based on specified levels of purchases or over specified periods. This guidance, related to timing of recognition, is to be applied prospectively to new rebate arrangements entered into in fiscal periods beginning after January 1, 2003. This EITF issue also addresses the classification of cash consideration received from vendors in a reseller’s statement of operations. The guidance related to income statement classification is to be applied in annual and interim financial statements for periods beginning after January 1, 2003. The adoption of EITF 02-16 has not had and is not expected to have a material impact on the consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”) to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company will continue to account for stock-based equity compensation using the intrinsic value method of APB Opinion 25. The Company is required to follow prescribed disclosure format and has provided the additional disclosures required by SFAS 148 for the fiscal year ended June 28, 2003.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period after January 31, 2003, regardless of when the variable interest entity was established. We have evaluated the accounting provisions of the interpretations and there was no material impact on our financial condition, results of operations or cash flows, since the Company is not the primary beneficiary of any variable interest entities.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the impact of adopting this statement on its consolidated financial position and results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. Although the Company is still in the process of reviewing the new statement, the Company believes this statement will have no material impact on its consolidated financial statements.

Seasonality

      The Company’s business is subject to substantial seasonal variations. Historically, the Company has realized a significant portion of its net sales, operating income and net income in the second fiscal quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to sales for end of year holidays. The Company believes this general pattern will continue in the future. An economic downturn during this period could adversely affect the Company to a greater extent than if such downturn occurred at other times of the year. The Company’s results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings, store closings and store sales.

Concentration

      The Company has four suppliers who in the aggregate constituted approximately 43% of the Company’s purchases for each of the three fiscal years ended June 28, 2003. The loss of any of these suppliers could adversely affect the Company’s operations.

Reclassifications

      Certain reclassifications have been made to the consolidated financial statements in prior periods to conform to the current period presentation.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Acquisitions and Disposition of Stores

Fiscal 2001

      In Fiscal 2001, The Party Supermarket, Inc. (“Party Supermarket”) became a franchisee. Under the related franchise agreement, Party Supermarket purchased three stores in Florida from the Company for approximately $1.2 million. A gain of $131,000 was recorded by the Company on this sale.

      In Fiscal 2001, the Company acquired one store from a franchisee. The aggregate consideration paid in connection with this acquisition was $516,000.

Fiscal 2002

      In Fiscal 2002, the Company acquired three stores from franchisees. One of these locations was acquired by the Company by assuming the lease of a franchise store under the default terms of the franchisee’s lease agreement.

      Also in Fiscal 2002, the Company acquired 13 stores in the Seattle, Washington market from Paper Warehouse, Inc. The conversion of these locations to the Party City store format was completed and all stores were opened in the first quarter of Fiscal 2003.

      The aggregate consideration paid in connection with the Fiscal 2002 acquisitions was $5.9 million. The consolidated balance sheets include allocations of the purchase prices relating to these acquisitions resulting in the recording of approximately $4.4 million in goodwill, $523,000 in inventory and $1.0 million in fixed assets, of which $558,000 of goodwill was impaired during Fiscal 2003.

Fiscal 2003

      In Fiscal 2003, the Company acquired two stores from a franchisee. The aggregate consideration paid in connection with this acquisition was $1.6 million. The consolidated balance sheet includes allocations of the purchase price relating to these acquisitions resulting in the recording of approximately $1.0 million in goodwill, $407,000 in inventory and $195,000 in fixed assets.

      Related to the Seattle acquisition, additional goodwill of $154,000 was recorded during Fiscal 2003 related to the completion of the conversion of these locations.

      The acquisitions have been accounted for under the purchase method of accounting. The results of operations of the acquired stores are included in the financial statements from the date the stores are opened.

      Assuming the stores acquired during the Fiscal Year ended June 28, 2003 and June 29, 2002 were acquired on June 30, 2001, the pro forma results would have been as follows (in thousands, except per share amounts) (unaudited):

	Year Ended

	June 28,	June 29,
	2003	2002

Net sales	$484,068	$439,989
Net income	12,168	17,618
Basic earnings per share	$0.73	$1.35
Diluted earnings per share	0.62	0.91

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amount of goodwill for the Fiscal Year ended June 28, 2003 and June 29, 2002 are as follows (in thousands):

Balance as of June 30, 2001.	$13,647
Goodwill acquired during the period	4,369

Balance as of June 29, 2002.	18,016
Goodwill acquired during the period	1,156
Goodwill impairment during the period	(558)

Balance as of June 28, 2003.	$18,614

3.	Other Current Assets

      Other current assets consist of the following (in thousands):

	June 28,	June 29,
	2003	2002

Deferred taxes	$7,428	$5,827
Prepaid expenses and other current assets	4,764	4,095
Prepaid rent	4,722	4,127
Receivables from franchisees	2,454	2,562
Advance merchandise payments	1,513	708
Restricted cash from advertising fund	1,307	1,082

	22,188	18,401
Less: Allowance for doubtful accounts	(288)	(785)

	$21,900	$17,616

4.	Property and Equipment

      Property and equipment consists of the following (in thousands):

	June 28,	June 29,
	2003	2002

Equipment	$48,647	$43,648
Furniture	34,147	26,411
Leasehold improvements	25,426	19,469

	108,220	89,528
Less: accumulated depreciation	(55,401)	(40,172)

	$52,819	$49,356

      Depreciation expense of $16.1 million, $12.1 million and $9.2 million was recorded in Fiscal 2003, 2002 and 2001, respectively, on equipment, furniture and leasehold improvements.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Other Assets

      Other assets consist of the following (in thousands):

	June 28,	June 29,
	2003	2002

Deferred income taxes	$2,779	$2,249
Loan commitment fees and other	2,114	1,866
Non-compete agreement	493	617

	$5,386	$4,732

6.	Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following (in thousands):

	June 28,	June 29,
	2003	2002

Accrued compensation	$5,649	$7,419
Accrued insurance	3,500	2,580
Sales and use taxes	1,749	1,512
Other	14,100	15,233

	$24,998	$26,744

7.	Financing Agreements

      In January 2003, the Company entered into a $65 million revolving credit facility (“Loan Agreement”) with Wells Fargo Retail Finance, LLC, as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent. Under the terms of the Loan Agreement, the Company may borrow amounts based on a percentage of its eligible inventory and credit card receivables, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. Interest on advances is charged, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was set initially at 1.50%, currently at 1.25%, per annum or (ii) at the prime rate less the applicable margin, which was initially set at and is currently 0.25% per annum. The term of the Loan Agreement is through April 30, 2006 and is secured by a lien on substantially all of the Company’s assets. The Company has a standby letter of credit of $3.1 million outstanding at June 28, 2003 and September 19, 2003. At June 28, 2003 and September 19, 2003, the Company had $11.2 million and $20.3 million in borrowings outstanding under the Loan Agreement, respectively. The Company had $41.7 million available to be borrowed under the Loan Agreement at September 19, 2003.

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

      Pursuant to the First Amendment, on January 14, 2000, the Company received $7 million in cash proceeds from the sale to certain of the Investors (the “Investor Group”) of a new series of senior secured

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes. Under the First Amendment, the Company issued $7 million in aggregate principal amount of 14.0% Senior Secured Notes due 2002 (the “E Notes”). The E Notes were secured by a lien on substantially all of the Company’s assets. Under the terms of the First Amendment, the interest rate on the A Notes, the B Notes, the C Notes and the D Notes was increased by 4.5%. The Investor Group, together with the Investors and Congress, entered into an intercreditor agreement. In consideration for waivers and forbearances granted by the Investors to various defaults under the terms of our A Notes, B Notes, C Notes and D Notes, the Company also agreed to amend and restate the terms of the Warrants held by the Investors to acquire 6,880,000 shares of Company common stock. The amended and restated warrants (the “Amended Warrants”) provide for an exercise price of $1.07 per share and were issued upon surrender of the Warrants, which had an exercise price of $3.00 per share.

      The Company repaid $10.2 million, $19.3 million and $8.1 million of the Senior Notes in the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001, respectively. The Notes were secured by a junior lien on substantially all of the Company’s assets. The fiscal 2003 repurchase resulted in an additional payment of $1.4 million, comprised of interest and an incentive premium, and resulted in an after-tax charge of $1.3 million, or $0.07 per diluted share.

8.	Earnings per Share

      The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Net income	$12,092	$17,192	$9,961
Earnings per share — basic	$0.73	$1.32	$0.78
Earnings per share — diluted	$0.62	$0.89	$0.56
Weighted average common shares outstanding	16,602	13,068	12,723
Dilutive effect of stock options	637	650	244
Dilutive effect of warrants	2,323	5,531	4,852
Restricted stock units	84	64	—

Weighted average common and common equivalent shares outstanding	19,646	19,313	17,819

Options excluded from dilutive calculation	686,285	260,555	907,794

      Options to purchase common shares at prices ranging from $11.83 to $32.50 per share were outstanding but were not included in the computation of dilutive earnings per share because to do so would have been anti-dilutive for the periods presented.

9.	Stockholders’ Equity and Stock Options

Shares Outstanding

      The Company’s authorized capital stock is 25,000,000 shares of its common stock, $0.01 par value per share. Shares of common stock issued and outstanding were 17,296,807 and 16,239,081 at June 28, 2003 and June 29, 2002, respectively.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Repurchase

      In September 2001, the Board of Directors authorized the Company to repurchase up to $15 million of its outstanding common stock. The stock repurchases are made at the discretion of management. During Fiscal 2002, the Company repurchased 284,000 shares for an aggregate amount of $1.8 million, or 12.2% of the total amount authorized to be purchased. During Fiscal 2003, the Company repurchased 463,012 shares for an aggregate amount of $4.1 million or 27.4% of total amount authorized to be purchased. As of June 28, 2003, the Company had purchased 747,012 shares for an aggregate amount of $5.9 million or 39.6% of the total amount to be purchased.

Warrants

      In Fiscal 2003, 688,000 warrants to purchase the Company’s common stock were exercised. This included an exercise of 458,667 warrants for which proceeds of $490,774 were received and a cashless exercise of the remaining 229,333 warrants, in which the warrant holders received 213,792 shares of common stock. The remaining 15,541 shares were surrendered in connection with this exercise. These 15,541 shares of the Company’s common stock had a market value of $245,386 at the time of surrender.

Stock Options

      On October 19, 1999, the Company’s Board of Directors adopted the Company’s 1999 Stock Incentive Plan (“1999 Plan”). This adoption was approved by the company’s stockholders on November 15, 1999. A total of 500,000 shares of the Company’s common stock were reserved for issuance under the 1999 Plan.

      On October 5, 2000, the Board approved an amendment and restatement of the 1999 Plan, increasing the number of shares of common stock reserved for issuance thereunder from 500,000 to 2,000,000. This adoption was approved by the Company’s stockholders on November 15, 2000. A total of 2,000,000 shares are reserved for issuance under the 1999 Plan. There have been 1,866,000 options issued of which 74,085 have been exercised and 1,791,915 are outstanding. There have been cancellations of 208,775 options, therefore there are 342,775 options remaining to issue.

      The purpose of the 1999 Plan is to promote the long-term financial success of the Company by enhancing the ability of the Company to attract, retain and reward individuals who can and do contribute to such success and to further align the interest of the Company’s key personnel with its stockholders. Key employees, directors and consultants of the Company and its subsidiary are eligible to receive options under the 1999 Plan.

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

      The Company also maintains the Amended and Restated 1994 Stock Option Plan (“1994 Plan”) pursuant to which options were granted to employees, directors and consultants for the purchase of common stock of the Company. The 1994 Plan, as amended, permitted the Company to grant incentive and non- qualified stock options to purchase a total of up to 1,800,000 shares of the Company’s common stock at an exercise price not less than fair value at date of grant. As of September 4, 2000, no additional grants of options under the 1994 Plan are permitted. There were 2,330,875 options issued of which 541,701 have been exercised, 1,150,825 have been cancelled and 638,349 remain outstanding. The original terms of the agreements between

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company and the individuals receiving the grants under the 1994 Plan with respect to vesting, expiration and exercise price remain unchanged.

      During June 2001, the Company established a Management Stock Purchase Plan (“MSPP”). The MSPP is designed to provide a means by which the Company may attract highly qualified persons to enter into and remain in the employment of the Company. In addition, the MSPP provides a means whereby employees of the Company can defer a portion of their compensation to be used to acquire and maintain ownership of the Company’s common stock, thereby strengthening their commitment to the welfare of the Company and promoting an identity of interest among Company stockholders and these employees. The amount deferred by the individual is held in restricted stock units. These restricted stock units are purchased at a discount of 20% or 25% depending on the amount of the individual deferral from the average price of Company’s common stock on the determination date. Such discounts vest at the end of three years or seven years, selected by the participant, after the determination date. The amortization of the discount is charged to compensation expense over the three-year period. The compensation expense attributable to the MSPP for Fiscal 2003, 2002 and 2001, was $188,000, $33,000 and $0 respectively.

      In June 2001, the Company established an Employee Stock Purchase Plan (“ESPP”). The ESPP provides employees of the Company with an opportunity to purchase shares of the Company’s commons stock at a discount of 15% through accumulated payroll deductions. This plan qualifies as an “Employee Stock Purchase Plan” under Section 423 of the Code. Contributions to the plan during Fiscal 2003 and 2002 were $593,000 and $265,000, resulting in the obligation to issue 62,234 and 41,823 shares of common stock, respectively.

      The following tables summarize information about stock option transactions for the 1999 Plan and the 1994 Plan:

		Weighted
	Number of	Average Exercise
	Shares	Price

Balance at July 1, 2000.	1,521,126	$7.29
Granted	398,000	4.14
Exercised	(1,250)	3.00
Canceled	(266,500)	8.62

Balance at June 30, 2001.	1,651,376	6.29
Granted	591,750	8.03
Exercised	(134,002)	4.82
Canceled	(104,248)	10.72

Balance at June 29, 2002.	2,004,876	6.59
Granted	638,000	14.85
Exercised	(212,486)	5.28
Canceled	(208,901)	9.71

Balance at June 28, 2003	2,221,489	$8.78

Options Exercisable at:
June 30, 2001.	839,316	$8.49
June 29, 2002.	1,076,631	7.41
June 28, 2003.	1,399,241	7.94

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Range of Exercise Prices	June 28, 2003	Life	Price	June 28, 2003	Price

$1.71 to $3.00.	491,512	4.70	$2.19	455,205	$2.13
$3.15 to $7.38.	602,726	7.62	5.38	315,494	5.17
$7.42 to $13.58.	478,501	6.61	10.13	315,792	10.01
$13.63 to $16.00.	451,750	8.57	14.60	138,625	14.24
$16.37 to $32.50.	197,000	7.51	19.02	174,125	19.33

	2,221,489	6.94	$8.78	1,399,241	$7.94

10.	Income Taxes

      The provision for income tax expense (benefit) consists of the following (in thousands):

	Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Current:
Federal	$8,036	$7,760	$3,720
State	1,925	2,673	470
Foreign	232	251	269

	10,193	10,684	4,459
Deferred:
Federal	(1,730)	1,329	1,154
State	(401)	(510)	389

	(2,131)	819	1,543

	$8,062	$11,503	$6,002

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the net deferred tax asset at June 28, 2003 and June 29, 2002 are as follows (in thousands):

	June 28,	June 29,
	2003	2002

Current:
Inventory	$6,484	$4,731
Vacation pay accrual	467	453
Reserves not currently deductible	1,030	965
Bonus accrual	94	209
Deferred state taxes	(647)	(531)

Net current deferred tax asset	$7,428	$5,827

Non-current:
Deferred rent	$4,188	$3,952
Start-up costs	(456)	(447)
Property and equipment	(1,394)	(2,161)
Amortization of goodwill	(1,470)	(1,075)
Other liabilities	1,911	1,980

Non-current deferred tax asset	$2,779	$2,249

      The following table reconciles the statutory Federal income tax rate with the effective rate of the Company for the periods ended:

	Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Federal statutory rate	35.0%	35.0%	34.0%
State income taxes net of Federal income tax benefit	4.9	4.9	3.6
Valuation allowance	—	—	(1.3)
Other	0.1	0.2	1.3

Effective tax rate	40.0%	40.1%	37.6%

11.	Employee Benefit Plans

      The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”) covering all eligible employees. Participants may defer between 1% and 15% of annual pre-tax compensation subject to statutory limitations. The Company contributes an amount as determined by the Board of Directors. Such amount has been established as 50% of the first 4% of the employee’s contribution up to $1,000.

      For the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001, matching contributions of $301,000, $309,000 and $300,000, respectively, were made by the Company under the 401(k) Plan.

12.	Related Party Transactions

      In June 1999, Steven Mandell, the former president of the Company and a major stockholder granted an option to acquire 1,000,000 shares of the shareholder’s common stock to Jack Futterman, then the Company’s chief executive officer and a member of the Board of Directors. The option vested immediately and has an

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise price of $3.00 a share, the fair value of the common stock at date of grant. The option expires in June 2004.

      On August 16, 1999, Special Value Bond Fund II, LLC, (“SVBF II”) purchased $10.0 million in aggregate principal amount of the Company’s 12.5% Secured Notes due 2003 (the “A Notes”) and $5.0 million in aggregate principal amount of the Company’s 13.0% Secured Notes due 2003 (the “B Notes”). Subsequently on November 20, 2000, SVBF II sold $5.0 million in aggregate principal amount of the A Notes and $2.5 million in aggregate principal amount of the B Notes to other Company investors. In addition, on August 16, 1999, Tennenbaum & Co., LLC (“TCO”) purchased $2,250,000 in aggregate principal amount of the Company’s 13.0% Secured Notes due 2002, $4.5 million in aggregate principal amount of the Company’s 14.0% Secured Notes due 2004 and Warrants to purchase 3,096,000 shares of the Company’s stock. TCO then transferred all of these Secured Notes and the Warrants to Special Value Bond Fund, LLC (“SVBF”) effective as of September 1, 1999. Then on January 14, 2000, SVBF purchased $3,250,000 in aggregate principal amount of the Company’s 14.0% Secured Notes due 2002. The managing member of SVBF II is SVIM/MSM II, LLC (“SVIM/MSM II”) and the managing member of SVIM/MSM II is TCO. The managing member of SVBF is SVIM/MSM, LLC (“SVIM/MSM”) and the managing member of SVIM/MSM is TCO. The managing member of TCO is Michael E. Tennenbaum, the Company’s Vice Chairman of the Board of Directors. During Fiscal 2003, Fiscal 2002 and Fiscal 2001, Secured Notes totaling $3.9 million, $9.3 million and $5.0 million were repaid, respectively. For the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001, the Company paid $1.0 million, $2.3 million and $2.8 million of interest related to these Notes, respectively.

      On November 2, 1999, Ralph Dillon, the Company’s non-executive chairman of the board of directors, purchased $167,000 in aggregate principal amount of the Company’s 13.0% Secured Notes due 2002, $333,000 in aggregate principal amount of the Company’s 14.0% Secured Notes due 2004, and Warrants to purchase 229,333 shares of the Company’s stock from one of the Investors for a total purchase price of $498,000. During Fiscal 2003 and Fiscal 2002, the Secured Notes totaling $333,000 and $167,000 were repaid, respectively. For the years ended June 28, 2003, June 29, 2002 and June 30, 2001, the Company paid $78,000, $80,000 and $93,000 of interest related to these Notes, respectively.

      As of July 3, 1999, Erik Mandell, a former officer of the Company and the son of Steven Mandell, owned one franchise store. During the year ended July 1, 2000, Steven Mandell acquired this store from Erik Mandell. On July 27, 2000, the Company purchased this store from Steven Mandell. Total consideration for the purchase was $516,000. Neither Steven Mandell nor Erik Mandell owns any other Party City franchise stores.

      On June 22, 2001, the Company granted options for 90,000 shares of the Company’s common stock to Ralph Dillon as compensation for his services to the Company. These options were granted at $6.25 per share and vested upon issuance. In addition, on each of January 12, 2002, July 12, 2002 and January 12, 2003 additional grants of options for 50,000 shares of the Company’s common stock were made to Mr. Dillon, which options had an exercise price of $9.38, $17.00 and $17.00, respectively. An additional grant of 50,000 options for shares will be made to Mr. Dillon on July 12, 2004 with an exercise price of $17.00 provided that Mr. Dillon remains as the non-executive chairman of the board of directors of the Company through such date and certain other requirements are met. All of these options vest upon issuance. For the fiscal years ended June 28, 2003 and June 29, 2002, $154,000 and $430,000 were charged to operations as compensation expense, respectively.

13.	Lease Commitments and Contractual Obligations

      The Company leases real estate in connection with the operation of corporate retail stores as well as its corporate office. The store leases are for properties ranging in size from 6,750 to 19,800 square feet. The terms range from five years to twenty years, and expire by 2016. The leases contain escalation clauses, renewal

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options from five years to ten years and obligations for reimbursement of common area maintenance and real estate taxes. Certain leases contain contingent rent based upon specified sales volume. The Company paid $26,000 for contingent rent for Fiscal 2003, and no contingent rent for Fiscal 2002 and 2001.

      At June 28, 2003, the Company leased 37 motor vehicles, primarily for its district managers and regional management. The terms are for 36 months and expire through December 2005.

      In 1997, the Company entered into a five-year capital lease with a present value of approximately $1.6 million for computer hardware and software. The Company has the option to purchase the equipment for a nominal cost at the termination of the lease. The leased hardware is included in property and equipment at a net book value of approximately $71,000 at June 28, 2003. The leased software has been fully depreciated.

      Future minimum lease payments under outstanding leases, severance arrangements and advances under loan agreements at June 28, 2003, are as follows (in thousands):

	Operating	Capital	Severance	Advances Under
	Leases	Lease	Arrangements	Loan Agreement

Fiscal year ending:
2004	$45,968	$32	$199	$11,229
2005	44,519	—	—	—
2006	43,088	—	—	—
2007	38,956	—	—	—
2008	30,639	—	—	—
Thereafter	63,063	—	—	—

Total minimum lease payments	$266,233	$32	$199	$11,229

      Rent expense for all operating leases was $43.4 million, $35.9 million and $35.1 million for the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001 respectively.

      The Company is obligated for guarantees, subleases or assigned lease obligations for 25 of its franchisees through 2011. The majority of the guarantees were given when the Company sold stores in 1999 as part of its restructuring. The guarantees continue until the leases expire. The maximum amount of the guarantees may vary, but is limited to the sum of the total amount due under the lease. As of June 28, 2003, the maximum amount of the guarantees was approximately $20.6 million.

      Pursuant to the Loan Agreement, the Company has a standby letter of credit of $3,130,000 outstanding at September 19, 2003. This standby letter of credit relates to general liability and workers compensation insurance and expires on April 17, 2004.

14.	Commitments and Contingencies

Securities Litigation

      The Company was named as a defendant in twelve class action complaints in the United States District Court for the District of New Jersey. A former Chief Executive Officer, a former Chief Financial Officer/Executive Vice President of Operations were also named as defendants in these complaints. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 26, 1998 and March 18, 1999 (the “Class Period”). In October 1999, plaintiffs filed an amended class action complaint and, in February 2000, plaintiffs filed a second amended complaint, which alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and sought unspecified damages. The plaintiffs alleged that defendants issued a series of false and misleading statements and failed to

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclose material facts concerning, among other things, Party City’s financial condition, adequacy of internal controls and compliance with certain loan covenants during the Class period. The plaintiffs further alleged that because of the issuance of a series of false and misleading statements and/ or the failure to disclose material facts, the price of Party City’s common stock was artificially inflated.

      In early 2000, defendants moved to dismiss the second amended complaint on the ground that it failed to state a cause of action. On May 29, 2001, the District Court issued an Opinion and Order dismissing the Complaint against all defendants with prejudice. On June 27, 2001, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit. In April 2002, the parties reached an agreement in principle to settle the action, and the Court of Appeals has remanded the case to the District Court to supervise the implementation of the settlement. The terms of the settlement were contained in the agreement in principle, and included the settlement amount, of which the Company’s settlement contribution of $380,000 was not material to the results of operations or financial condition.

      On May 14, 2003, the District Court approved the terms of the definitive settlement agreement. Accordingly, in May 2003, the Company paid its contribution pursuant to the terms of the settlement agreement to close this matter.

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

      The Company owns, operates and franchises party supplies stores in North America. As of December 2002, the franchise stores in Portugal and Spain are no longer franchises and no longer operate with the Party City name or logo. The Company’s management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pre-tax operating profit of each segment. Accordingly, the Company reports two segments — retail and franchising. The retail segment generates revenue through the sale of primarily third-party branded party goods through Company-owned stores. The franchising segment generates revenue through the imposition of an initial one-time franchise fee and ongoing royalty payments based on retail sales. The accounting policies are described in the summary of significant accounting policies. The Company has no intersegment sales. No single customer accounts for 10% or more of total revenues. The revenues from the Spain and Portugal franchisee were not significant in all the periods presented. All assets of the Company are located in North America.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table contains key financial information of the Company’s business segments (in thousands):

	Year Ended

	June 28, 2003	June 29, 2002	June 30, 2001

Retail:
Net revenue	$464,258	$405,821	$380,671
Operating income	44,794	50,265	40,223
Identifiable assets	150,308	129,340	122,804
Depreciation/amortization	9,966	7,341	8,086
Capital expenditures	18,364	8,471	6,184
Franchising:
Net revenue	$18,362	$17,689	$15,229
Operating income	11,824	11,126	10,292
Identifiable assets	2,166	1,777	1,398
Depreciation/amortization	—	—	—
Capital expenditures	—	—	—
Corporate/ Other:
Net revenue	$—	$—	$—
Operating expense	(32,475)	(27,086)	(26,603)
Identifiable assets	15,525	17,937	17,140
Depreciation/amortization	6,263	4,815	2,345
Capital expenditures	3,870	5,614	10,121
Consolidated Totals:
Net revenue	$482,620	$423,510	$395,900
Operating income	24,143	34,305	23,912
Interest expense, net	3,990	5,610	7,949

Income before income taxes	20,153	28,695	15,963
Provision for income taxes	8,061	11,503	6,002

Net income	$12,092	$17,192	$9,961

Identifiable assets	$167,999	$149,054	$141,342
Depreciation/amortization	16,229	12,156	10,431
Capital expenditures	22,234	14,085	16,305

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Selected Quarterly Information (Unaudited) (in thousands, except per share data)

	Quarter Ended

	September	December	March	June

Year Ended June 29, 2002
Total revenues	$84,384	$148,112	$90,104	$100,910
Cost of goods sold and occupancy costs	57,667	83,928	60,816	61,569
Net (loss) income	(1,786)	14,939	(96)	4,135
Basic (loss) earnings per share	$(0.14)	$1.15	$(0.01)	$0.31
Diluted (loss) earnings per share	(0.14)	0.79	(0.01)	0.21

Year Ended June 28, 2003
Total revenues	$95,006	$168,191	$99,533	$119,890
Cost of goods sold and occupancy costs	64,425	95,974	70,164	80,607
Net (loss) income	(1,736)	15,050	(1,808)	586
Basic (loss) earnings per share	$(0.11)	$0.90	$(0.11)	$0.04
Diluted (loss) earnings per share	(0.11)	0.76	(0.11)	0.03

      The per share amounts are calculated independently for each quarter. The sum of the quarters may not equal the full year per share amounts.

PARTY CITY CORPORATION

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance	Amounts	Write-offs	Balance
	Beginning	Charged to cost	Against	End of
	of Year	and expenses	Reserve	Year

Allowance for Doubtful Accounts:
Year Ended June 28, 2003	785	50	(548)	287
Year Ended June 29, 2002	852	366	(433)	785
Year Ended June 30, 2001	917	315	(380)	852

Reserve for Returns:
Year Ended June 28, 2003	547	16,249	16,123	673
Year Ended June 29, 2002	253	14,204	13,910	547
Year Ended June 30, 2001	—	13,323	13,070	253