Form 10-Q
period 2003-09-27
PARTY CITY CORP
filed 2003-11-12
CIK 1005972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission file number
September 27, 2003	0-27826
Party City Corporation
(Exact name of registrant as specified in its charter)

Delaware	22-3033692
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Commons Way
Rockaway, New Jersey	07866
(Address of Principal Executive Offices)	(Zip Code)

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

     As of November 3, 2003, there were outstanding 17,537,320 shares of Common Stock, $.01 par value.

PARTY CITY CORPORATION AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	September 27,	September 28,	June 28,
	2003	2002	2003(1)

	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,603	$5,241	$3,372
Merchandise inventory	93,227	94,760	65,908
Other current assets, net	22,360	21,402	21,900

Total current assets	120,190	121,403	91,180
Property and equipment, net	50,495	54,941	52,819
Goodwill	18,614	19,062	18,614
Other assets	5,234	4,392	5,386

Total assets	$194,533	$199,798	$167,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,841	$69,864	$37,960
Book overdraft	1,548	3,391	4,126
Accrued expenses and other current liabilities	24,823	23,893	24,998
Advances under Loan Agreement	15,171	16,136	11,229

Total current liabilities	106,383	113,284	78,313
Long-term liabilities:
Deferred rent and other long-term liabilities	10,034	10,310	10,264
Senior Notes	—	9,083	—
Commitments and contingencies
Stockholders’ equity:
Common stock $.01 par value, authorized 25,000,000 shares; issued 17,425,070, 17,010,465 and 17,296,807 shares, respectively	174	170	173
Additional paid-in capital	43,821	40,597	43,178
Retained earnings	40,061	28,183	42,011
Treasury stock, at cost (747,012, 284,000 and 747,012 shares, respectively)	(5,940)	(1,829)	(5,940)

Total stockholders’ equity	78,116	67,121	79,422

Total liabilities and stockholders’ equity	$194,533	$199,798	$167,999

(1)	The June 28, 2003 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Quarter Ended

	September 27,	September 28,
	2003	2002

	(Unaudited)
Revenues:
Net sales	$102,620	$91,124
Royalty fees	3,908	3,647
Franchise fees	447	235

Total revenues	106,975	95,006
Expenses:
Cost of goods sold and occupancy costs	74,328	64,425
Company-owned stores operating and selling expense	25,879	23,698
Franchise expense	1,659	1,562
General and administrative expense	8,159	7,302

Total expenses	110,025	96,987

Operating loss	(3,050)	(1,981)
Interest income	(4)	(7)
Interest expense	204	892

Interest expense, net	200	885

Loss before income taxes	(3,250)	(2,866)
Benefit for income taxes	(1,300)	(1,130)

Net loss	$(1,950)	$(1,736)

Basic and diluted loss per share	$(0.12)	$(0.11)

Weighted average shares outstanding — basic and diluted	16,599	16,396

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Quarter Ended

	September 27,	September 28,
	2003	2002

	(Unaudited)
Cash flow from operating activities:
Net loss	$(1,950)	$(1,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,802	3,372
Non-cash interest and financing costs	40	250
Deferred rent	(123)	259
Equity based compensation	124	138
Provision for doubtful accounts	(63)	(301)
Other	4	(312)
Changes in assets and liabilities:
Merchandise inventory	(27,319)	(38,487)
Accounts payable, accrued expenses and other current liabilities	24,128	34,905
Other long-term liabilities	(107)	37
Other current assets and other assets	(319)	(2,939)

Net cash used in operating activities	(1,783)	(4,814)
Cash flow from investment activities:
Purchases of property and equipment	(1,448)	(8,737)
Stores acquired	—	(1,648)

Net cash used in investment activities	(1,448)	(10,385)
Cash flow from financing activities:
Net proceeds from Loan Agreement	3,942	16,136
Proceeds from exercise of stock options and warrants	520	837

Net cash provided by financing activities	4,462	16,973

Net increase in cash and cash equivalents	1,231	1,774
Cash and cash equivalents, beginning of period	3,372	3,467

Cash and cash equivalents, end of period	$4,603	$5,241

Supplemental disclosure of cash flow information:
Income taxes paid	$788	$2,167
Interest paid	165	642
Supplemental disclosure of non-cash financing activity:
Issuance of shares under employee stock plan	$—	$—
Issuance of shares under management stock plan	87	282
Issuance of warrants	—	245

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The condensed consolidated financial statements are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 27, 2003 and September 28, 2002 and the results of operations and cash flows for the quarters ended September 27, 2003 and September 28, 2002. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full fiscal year.

     These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 28, 2003, which are included in the Company’s Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission on September 26, 2003. All significant intercompany accounts and transactions have been eliminated. The June 28, 2003 consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

     Our Fiscal Year (“Fiscal Year”) refers to the 52 or 53 weeks, as applicable, ending the Saturday nearest to June 30, unless otherwise noted. The year ended July 3, 2004 (“Fiscal 2004”) is a 53 week year as compared to the years ended June 28, 2003 (“Fiscal 2003”) and June 29, 2002 (“Fiscal 2002”), which were 52 week years.

     Certain reclassifications have been made to the consolidated financial statements in prior periods to conform to the current period presentation.

2. Stock-Based Compensation

     The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense has been recorded in the condensed consolidated financial statements with respect to option grants. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123”. If compensation cost for the Company’s stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123 the Company’s net loss would have been (in thousands, except per share data):

	Quarter Ended

	September 27,	September 28,
	2003	2002

Net loss as reported	$(1,950)	$(1,736)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of taxes	(114)	(188)

Pro-forma net loss	$(2,064)	$(1,924)

Basic and diluted loss per share:
As reported	$(0.12)	$(0.11)
Pro-forma net loss	(0.12)	(0.12)

     The weighted average fair value of options granted during the first quarter of Fiscal 2004 and 2003 was $3.94 and $7.92, respectively.

3. Earnings Per Share

     The following table sets forth the computations of basic and diluted loss per share (in thousands, except per share amounts):

	Quarter Ended

	September 27,		September 28,
	2003		2002

Net loss	$(1,950)		$(1,736)
Loss per share — basic	(0.12)		(0.11)
Loss per share — diluted	(0.12)		(0.11)
Weighted average common shares outstanding	16,599		16,396
Dilutive effect of warrants	—	(a)	—	(b)
Dilutive effect of stock options	—	(a)	—	(b)
Restricted stock units	—	(c)	—	(c)

Weighted average common shares and common equivalent shares outstanding	16,599		16,396

(a)	Options to purchase 2,080,618 shares of common stock at prices ranging from $1.71 to $30.88 per share were outstanding at September 27, 2003 and warrants to purchase 2,496,000 shares of common stock at $1.07 per share were outstanding at September 27, 2003 and September 28, 2002 but were not included in the computation of earnings per share because to do so would have been antidilutive.

(b)	Options to purchase 2,320,586 shares of common stock at prices ranging from $1.71 to $32.50 per share were outstanding at September 28, 2002 and warrants to purchase 2,496,000 shares of common stock at $1.07 per share were outstanding at September 28, 2002 but were not included in the computation of earnings per share because to do so would have been antidilutive.

(c)	Restricted shares of 17,396 and 97,398 shares of common stock were outstanding at September 27, 2003 and September 28, 2002, respectively, related to the Management Stock Purchase Plan which were not included in the computation of earnings per share because to do so would have been antidilutive.

4. Financing Agreements

     In January 2003, the Company entered into a $65 million revolving credit facility (“Loan Agreement”) with Wells Fargo Retail Finance, LLC, as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent. Under the terms of the Loan Agreement, the Company may borrow amounts based on a percentage of its eligible inventory and credit card receivables, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. Interest on advances is charged, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was set initially at 1.50% and is currently at 1.25%, per annum or (ii) at the prime rate less the applicable margin, which was initially set at and is currently 0.25% per annum. The term of the Loan Agreement is through April 30, 2006 and is secured by a lien on substantially all of the Company’s assets. The Company had a standby letter of credit of $3.1 million outstanding at September 27, 2003. At September 27, 2003 and November 3, 2003, the Company had $15.2 million and no borrowings outstanding under the Loan Agreement, respectively. The Company had $35.2 million available to be borrowed under the Loan Agreement at November 3, 2003.

5. Stockholders’ Equity

Shares Outstanding

     The Company’s authorized capital stock is 25,000,000 shares of its common stock, $0.01 par value per share. Shares of common stock issued and outstanding were 17,425,070 and 17,010,465 at September 27, 2003 and September 28, 2002, respectively.

Stock Repurchase

     In September 2001, the Board of Directors authorized the Company to repurchase up to $15 million of its outstanding common stock. The stock repurchases are made at the discretion of management. There was no stock repurchase activity for the first quarter of Fiscal 2004 or Fiscal 2003. As of September 27, 2003, the Company had purchased 747,012 shares for an aggregate amount of $5.9 million or 39.6% of the total amount to be purchased.

Warrants

     There were no warrant exercises in the first quarter of Fiscal 2004. In the first quarter of Fiscal 2003, 688,000 warrants to purchase the Company’s common stock were exercised. This included an exercise of 458,667 warrants for which proceeds of $490,774 were received and a cashless exercise of the remaining 229,333 warrants for which the warrant holders received 213,792 shares of common stock. The remaining 15,541 shares were surrendered in connection with this exercise. These 15,541 shares of the Company’s common stock had a market value of $245,386 at the time of surrender.

6. Legal Proceedings

     A lawsuit was filed on September 25, 2001 against Party City in Los Angeles Superior Court by an assistant manager in one of the Company’s California stores for himself and on behalf of other members of an alleged class of Party City store managers (the “Class”) who claim the Company misclassified the Class members as exempt from California overtime wage and hour laws. The Class members seek the disgorgement of overtime wages allegedly owed by the Company to them but not paid and they also seek punitive damages and statutory penalties. If a class is certified, liability is found, and a judgment is entered, such a judgment may adversely affect the Company.

     In addition to the foregoing, from time to time the Company is involved in routine litigation incidental to the conduct of the business. The Company is aware of no other material existing or threatened litigation to which the Company is or may be a party.

7. Segment Information

     The following table contains key financial information of the Company’s business segments (in thousands):

	Quarter Ended

	September 27,	September 28,
	2003	2002

RETAIL:
Net revenue	$102,620	$91,124
Operating income	2,413	3,001
Identifiable assets	177,030	180,219
Depreciation/amortization	2,418	2,034
Capital expenditures	460	9,830
FRANCHISING:
Net revenue	$4,355	$3,882
Operating income	2,696	2,320
Identifiable assets	2,402	1,942
Depreciation/amortization	—	—
Capital expenditures	—	—
CORPORATE/OTHER:
Net revenue	$—	$—
Operating loss	(8,159)	(7,302)
Identifiable assets	15,101	17,637
Depreciation/amortization	1,384	1,338
Capital expenditures	988	555
CONSOLIDATED TOTALS:
Net revenue	$106,975	$95,006
Operating loss	(3,050)	(1,981)
Interest expense, net	200	885

Loss before income taxes	(3,250)	(2,866)
Benefit for income taxes	(1,300)	(1,130)

Net loss	$(1,950)	$(1,736)

Identifiable assets	$194,533	$199,798
Depreciation/amortization	3,802	3,372
Capital expenditures	1,448	10,385

8. Acquisitions and Dispositions of Stores

     During Fiscal 2003, the Company acquired two stores from a franchisee. The aggregate consideration paid in connection with this acquisition was $1,603,000. The consolidated balance sheets include allocations of the purchase price related to this transaction of approximately $1,002,000 in goodwill, $195,000 in fixed assets and $406,000 in inventory.

     In Fiscal 2002, the Company completed the acquisition of thirteen stores in the Seattle, Washington market from Paper Warehouse, Inc. The conversion of these locations to the Party City store format was completed and all stores were opened by the first quarter of Fiscal 2003. Additional goodwill of $154,000 was recorded in Fiscal 2003 related to the completion of the conversion of these locations.

     The acquisitions have been accounted for under the purchase method of accounting. The results of operations of the acquired stores are included in the financial statements from the date the stores were opened.

     The were no changes in the carrying amount of goodwill of $18.6 million for the three months ended September 27, 2003.

     Assuming the stores acquired during the quarter ended September 28, 2002 were acquired on June 30, 2002, the beginning of Fiscal 2003, the pro forma results would have been as follows (in thousands, except per share amounts):

	Quarter Ended

	September 27,	September 28,
	2003	2002

Net sales	$106,975	$96,281
Net loss	$(1,950)	$(1,395)
Loss per share – basic and diluted	$(0.12)	$(0.08)

9. Guarantees

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

     The Company has unconditionally guaranteed the lease payments of 24 leases associated with franchise stores and locations sublet. The majority of the guarantees were given when the Company sold stores in 1999 as part of its restructuring. The guarantees continue until the leases, which range from 2004 through 2011, expire. The maximum amount of the guarantees may vary, but is limited to the sum of the total amount due under the lease. As of September 27, 2003, the maximum amount of the guarantees was approximately $19.5 million.

10. Recent Accounting Standards

     In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities”. FIN 46 addresses how to identify variable interest entities and provides guidance as to how a company may assess its interests in a variable interest entity for purposes of deciding whether consolidation of that entity is required. FIN 46 is effective for all variable interest entities created after January 31, 2003. The Company is required to adopt the provisions of FIN 46 for any variable interest entity created prior to February 1, 2003 by the end of the current fiscal year. The Company is reviewing the provisions of this interpretation and currently does not expect its implementation to have a material effect on its financial position, results of operations or cash flows.

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

     Our accounting policies are more fully described in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 26, 2003. We have identified certain critical accounting policies that are described below.

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

Results of Operations

	Quarter Ended
	September 27,	September 28,
	2003	2002

Statement of Operations Data:
Total revenues	$106,975	$95,006

Company-owned stores:
Net sales	$102,620	$91,124
Cost of goods sold and occupancy costs	74,328	64,425

Gross profit	28,292	26,699
Store operating and selling expense	25,879	23,698

Company-owned stores profit contribution	2,413	3,001
General and administrative expense	8,159	7,302

Retail loss contribution	(5,746)	(4,301)

Franchise stores:
Royalty fees	3,908	3,647
Franchise fees	447	235

Total franchise revenues	4,355	3,882
Total franchise expense	1,659	1,562

Franchise profit contribution	2,696	2,320

Operating loss	(3,050)	(1,981)
Interest expense, net	200	885

Loss before income taxes	(3,250)	(2,866)
Benefit for income taxes	(1,300)	(1,130)

Net loss	$(1,950)	$(1,736)

Basic and diluted loss per share (a)	$(0.12)	$(0.11)

Weighted average shares outstanding — basic and diluted	16,599	16,396

Operating Data:
Number of Company-owned stores (end of period)	247	234

Increase in Company-owned same store sales (b)	3.9%	3.4%

Number of franchise stores (end of period)	253	247

Increase in franchise same store sales (b)	3.3%	5.9%

Average sales per Company-owned store	$429	$427

Other Information:
Depreciation and amortization	$3,802	$3,372

Cash flow provided by (used in):
Investing activities	$(1,448)	$(10,385)

Financing activities	4,462	16,973

Balance Sheet Data:
Working capital	$13,807	$8,119

Total assets	194,533	199,798

Borrowings (c)	15,171	25,219

Stockholders’ equity	78,116	67,121

EBITDA:
EBITDA(d)	$752	$1,391

Most directly comparable GAAP measures:
Net loss	$(1,950)	$(1,736)

Cash flows used in:
Operating activities	$(1,783)	$(4,814)

(a)	Options, warrants and restricted stock units related to the Management Stock Purchase Plan were not included in the computation of diluted earnings per share for the quarters ended September 27, 2003 and September 28, 2002 because to do so would have been antidilutive.

(b)	Same store sales for Company-owned and franchise stores are subject to material differences based on the age of the respective stores for each group. New stores historically have had higher same store comparable sales.

(c)	The borrowings at September 27, 2003 and September 28, 2002, respectively, are net of an unamortized debt discount of $0 and $1.1 million, respectively.

(d)	Our definition of EBITDA is earnings before interest, taxes, depreciation and amortization. We believe EBITDA provides additional information for determining our ability to meet future debt service requirements. EBITDA should not be construed as a substitute for net income or cash flow from operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing our operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. We have presented EBITDA, however, because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and/or incur debt. Our computation of EBITDA may not be comparable to similar titled measures of other companies.

     A reconciliation of EBITDA to net loss follows for the periods indicated:

	Quarter Ended

	September 27,	September 28,
	2003	2002

EBITDA	$752	$1,391
Depreciation and amortization	(3,802)	(3,372)
Interest expense, net	(200)	(885)
Benefit for income taxes	1,300	1,130

Net loss	$(1,950)	$(1,736)

     Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our cash flow used in operating activities:

	Quarter Ended

	September 27,	September 28,
	2003	2002

EBITDA	$752	$1,391
Interest expense, net	(200)	(885)
Benefit for income taxes	1,300	1,130
Non-cash interest	40	250
Deferred rent	(123)	259
Equity based compensation	124	138
Provision for doubtful accounts	(63)	(301)
Other	4	(312)
Changes in assets and liabilities:
Accounts payable, accrued expenses and other current liabilities	24,128	34,905
Merchandise inventory	(27,319)	(38,487)
Other long-term liabilities	(107)	37
Other current assets and other assets	(319)	(2,939)

Net cash used in operating activities	$(1,783)	$(4,814)

     We use EBITDA to determine our executive compensation which bases incentive compensation payments on our EBITDA performance measured against budget. EBITDA is also widely used by us and others in our industry to evaluate and price potential acquisitions.

     EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

     •     EBITDA does not reflect our current expenditures, or future requirements, for capital expenditures or contractual commitments;

     •     EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

     •     EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

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

	Quarter Ended

	September 27, 2003	September 28, 2002

	(Unaudited)
Store Data:
Company-owned:
Stores open at beginning of period	242	209
Stores opened	6	23
Stores closed	(1)	—
Stores acquired from franchisees	—	2

Stores open at end of period	247	234

Average Company-owned stores open in period	245	224

Franchise:
Stores open at beginning of period	241	242
Stores opened	12	7
Stores sold to Company	—	(2)

Stores open at end of period	253	247

Average Franchise stores open in period	248	244

Total stores chainwide	500	481

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

Quarter Ended September 27, 2003 Compared to Quarter Ended September 28, 2002

          Retail. Net sales from company-owned stores increased 12.6% to $102.6 million in the first quarter of Fiscal 2004 from $91.1 million in the same period last year. The first quarter of Fiscal 2004 results include 242 stores that were open at the beginning of Fiscal 2004 and six stores opened during the first quarter. Of the 12.6% increase in sales, 3.9% resulted from a same store sales increase and the remaining 8.7% relates to the stores that have not been open for one year. The same store sales increase was due to a 2.5% increase in the dollar amount of the average sale and an increase of 1.4% in the number of transactions.

     Gross profit, which is net sales minus cost of goods sold and occupancy costs, increased 6.0% to $28.3 million in first quarter of Fiscal 2004 from $26.7 million in the same period last year. The increase in the first quarter of Fiscal 2004 was due to increased sales volume. Gross margin was 27.6% and 29.3% of sales for the first quarter of Fiscal 2004 and Fiscal 2003, respectively. The decrease in gross margin percent was related primarily to a high level of promotional activity in July and August, and the continued emphasis on the clearance of discontinued merchandise as part of the Company’s strategic focus.

     Store operating and selling expenses increased 9.2% to $25.9 million for the first quarter of Fiscal 2004 from $23.7 million in the same period last year. The increase in store operating expenses is primarily attributable to increased expenses related to the additional stores opened since the same period last year. Store operating expenses were 25.2% of sales for the first quarter of Fiscal 2004 compared with 26.0% of sales in the same period last year due to a decrease in store opening expenses and a decrease in grand-opening advertising.

     Pre-opening expenses of $303,000 were recorded in the first quarter of Fiscal 2004 for six new stores opened during the first quarter of Fiscal 2004 and three stores projected to be opened later in the fiscal year. Pre-opening expenses of $409,000 were recorded in the first quarter of Fiscal 2003 related to 11 new stores opened during the quarter and for eight stores projected to be opened later in the fiscal year.

     Company-owned store profit contribution, which is gross profit minus store operating and selling expenses, was $2.4 million in the first quarter of Fiscal 2004 compared with $3.0 million for the same period last year. Store profit contribution was 2.4% of sales for the first quarter of Fiscal 2004 compared with 3.3% of sales in the same period last year because of the decrease in gross margin described above.

     General and administrative (“G&A”) expenses increased 11.7% to $8.2 million in the first quarter of Fiscal 2004, compared with $7.3 million in the same period last year. The increase is primarily attributable to an increased store base. G&A expenses remained flat at 8.0% of sales for the first quarter of Fiscal 2004 and Fiscal 2003.

     Retail loss contribution, which is store profit contribution minus general and administrative expenses, increased by 33.6% to $5.7 million in first quarter of Fiscal 2004, compared with $4.3 million in the same period last year. Retail loss contribution as a percent of sales was 5.6% in first quarter of Fiscal 2004 compared with 4.7% in the same period last year for the reasons set forth above.

     Franchising. Royalty fees increased 7.2% to $3.9 million in the first quarter of Fiscal 2004 compared some with $3.6 million in the same period last year which was due to an overall franchise store sales increase of 6.8% and a franchise same store sales increase of 3.3%. Franchise fees, recognized on 12 store openings during the first quarter of Fiscal 2004, increased 90.2% to $447,000 compared with $235,000 during the same period last year recognized on seven store openings. Franchise same store sales increased 3.3% in first quarter of Fiscal 2004 as compared with a 5.9% during the same period last year.

     Expenses related to franchise revenue increased 6.2% to $1.7 million in first quarter of Fiscal 2004 from $1.6 million in the same period last year. As a percentage of franchise revenue, franchise expenses were 38.1% and 40.2% for first quarter of Fiscal 2004 and Fiscal 2003, respectively. Franchise expenses include direct and indirect expenses. The direct expenses include salaries, travel and other direct expenses of the franchise operations department in addition to legal fees, bad debt expense, insurance expense and other miscellaneous charges. The indirect expenses include pro-rata allocations of corporate expenses for salaries, including bonuses, occupancy and depreciation based on time spent on franchise support.

     Franchise profit contribution, which is franchise revenue minus expenses related to franchise revenue, increased 16.2% to $2.7 million in first quarter of Fiscal 2004 from $2.3 million in the same period last year. The increase in franchise profit contribution is due to the increase in royalty and franchise fees offset in part by an increase in franchise expenses.

     Interest Expense. Interest expense decreased to $200,000 for the first quarter of Fiscal 2004 from $885,000 in Fiscal 2003. This decrease in interest expense is due to lower average borrowings and a lower average borrowing rate than during the same period last year.

     Income Taxes. An income tax benefit of $1.1 million, or 40% of our pre-tax loss, and $1.1 million, or 39.4% of our pre-tax loss, was recorded in the first quarter of Fiscal 2004 and Fiscal 2003, respectively.

     Net Loss. As a result of the above factors, net loss increased to $2.0 million or $0.12 per basic and diluted share in the first quarter of Fiscal 2004, as compared to a net loss of $1.7 million, or $0.11 per basic and diluted share in Fiscal 2003. Weighted average basic and diluted shares outstanding increased to 16.6 million in the first quarter of Fiscal 2004 from 16.4 million in the same period last year. This increase is mainly due to warrant and stock option exercises during the past 12 months ending September 27, 2003.

Liquidity and Capital Resources

     The Company’s cash requirements are primarily for working capital, the opening of new stores, the improvement and expansion of existing facilities and the improvement of information systems. Historically, these cash requirements have been met through cash flow from operations and borrowings under credit facilities. At September 27, 2003, working capital was $13.8 million compared to $8.1 million in the prior period.

     For the quarter ended September 27, 2003, cash used in operating activities was $1.8 million, compared to $4.8 million for the same period of the last fiscal year. The decrease in cash used in operating activities was primarily attributable to a decrease in other current assets of approximately $2.7 million. There was also an increase in inventory which was offset by an increase in accounts payable and other current liabilities related to store growth. The decrease in average inventory level per store of 6.8% from the same period last year was attributed to management’s efforts to control inventory and enable the Company to focus on product assortment, merchandise presentation and identify and discontinue slower moving SKU’s.

     Cash used in investment activities for the quarter ended September 27, 2003 was $1.4 million compared to $10.4 million in the same period in the last fiscal year. The decrease in cash used in investing activities was primarily attributable to the opening of six Company-owned stores this year as compared with 23 new store openings and the acquisition of two stores from a franchisee during the same period last year.

     Cash provided by financing activities was $4.5 million for the quarter ended September 27, 2003 compared with $16.9 million for the same period last year. The decrease in borrowing is mainly due to the lower number of stores opened this year compared to last year.

     At September 27, 2003, the Company had a $15.2 million balance outstanding under the Loan Agreement. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $65 million at any time outstanding. Advances bear interest, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was set initially at 1.50% and is currently at 1.25%, per annum or (ii) at the prime rate less the applicable margin, which was initially set at and is currently 0.25% per annum, totaling 3.75% at September 27, 2003. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company. At September 27, 20003 and November 3, 2003, the Company had $15.2 million and no borrowings outstanding under the Loan Agreement. The Company had $35.2 million available to be borrowed under the Loan Agreement at November 3, 2003.

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

Contractual Obligations and Commercial Commitments

     To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided:

	Payments Due By Period (in thousands)

	Total	1 Year	2-3 Years	4-5 Years	After 5 years

Contractual Obligations
Operating leases	$256,013	$34,760	$88,891	$70,633	$61,819
Advances under Loan Agreement	15,171	15,171	—	—	—
Severance arrangements	149	149	—	—	—
Capital lease obligations	21	21	—	—	—

Total Contractual Obligations	$271,444	$50,101	$88,891	$70,633	$61,819

     As of September 27, 2003 and November 3, 2003, we had a contingent liability related to severance payments for 11 employees. The total contingent liability ranges from zero to approximately $1.1 million. As of September 27, 2003 and November 3, 2003, we had a standby letter of credit of $3.1 million pursuant to the Loan Agreement.

Off-Balance Sheet Arrangements

     We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

Accounting and Reporting Changes

     In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities”. FIN 46 addresses how to identify variable interest entities and provides guidance as to how a company may assess its interests in a variable interest entity for purposes of deciding whether consolidation of that entity is required. FIN 46 is effective for all variable interest entities created after January 31, 2003. The Company is required to adopt the provisions of FIN 46 for any variable interest entity created prior to February 1, 2003 by the end of the current fiscal year. The Company is reviewing the provisions of this interpretation and currently does not expect its implementation to have a material effect on its financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We, in the normal course of doing business, are exposed to interest rate change and market risk. As borrowing patterns are cyclical, we are not dependent on borrowing throughout the year. Therefore, a sudden increase in interest rates (which under the Loan Agreement is dependent on, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was set initially at 1.50% per annum, and is currently at 1.25% per annum, or (ii) at the prime rate less the applicable margin, which was set initially at and is 0.25% per annum) may, during peak borrowing, have a negative impact on short-term results.

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

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the first fiscal quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

The Company furnished a Current Report on Form 8-K dated August 29, 2003 in reference to a press release dated August 29, 2003 reporting certain information regarding the Company’s search for a new Chief Executive Officer (“CEO”) after Acting CEO Nancy Pedot announced she did not wish to be a candidate for the CEO position on a permanent basis. In addition, Franklin R. Johnson had been named to the Company’s Board of Directors to fill a vacancy created by the resignation of director Michael Gatto.

The Company furnished a Current Report on Form 8-K dated August 21, 2003 in reference to a press release dated August 21, 2003 reporting certain information regarding the Company’s sales and earnings results for the fourth quarter and fiscal year ended June 28, 2003.

The Company furnished a Current Report on Form 8-K dated July 15, 2003 in reference to a press release dated July 10, 2003 reporting certain information regarding the Company’s sales results for the fourth quarter ended June 28, 2003.

EXHIBIT INDEX

Exhibit No.

3.1	Certificate of Incorporation of the Company, incorporated by reference from the Company’s Registration Statement as amended on Form S-1 Number 333-00350 as filed with the Commission on January 18, 1996 (the “S-1”).

3.2	Bylaws of the Company as amended.

4.1	Specimen stock certificate evidencing the Common Stock, incorporated by reference from the S-1.

4.2	Form of Amended and Restated Warrant, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on January 19, 2000 (the “January 2000 8-K”).

4.3	Form of Securities Purchase Agreement, dated as of August 16, 1999, by and between the Company and each of the Investors, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on August 25, 1999 (the “August 1999 8-K”).

4.4	First Amendment to Securities Purchase Agreement, dated as of January 14, 2000, by and between the Company and each of the Investors, incorporated by reference from the January 2000 8-K.

4.5	Second Amendment to Securities Purchase Agreement, dated as of April 1, 2001, by and among the Company and each of the Investors, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2001 (the “May 2001 10-Q”).

10.1	Form of Unit Franchise Agreement entered into by the Company and franchisees, incorporated by reference from the S-1.

10.2	Option Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman, incorporated by reference from Amendment No. 1 to Schedule 13D as filed by Jack Futterman with the Commission on June 17, 1999 (“Futterman’s 13D”).

10.3	Stock Pledge Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman, incorporated by reference from Futterman’s 13D.

10.4	Amended and Restated Investor Rights Agreement, dated as of August 18, 2003, by and among the Company and the Investors, incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Commission on September 26, 2003 (the “September 2003 10-K”).

10.5	Description of oral consulting agreement between the Company and Ralph Dillon, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on February 13, 2001 (the “February 2001 10-Q”).

10.6	General Release and Severance Agreement of James Shea, dated as of May 28, 2003, by and between the Company and James Shea, incorporated by reference from the September 2003 10-K.

10.7	Separation Agreement of Andrew Bailen, dated as of July 14, 2003, by and between the Company and Andrew Bailen, incorporated by reference from the September 2003 10-K.

10.8	Separation Agreement of Thomas Larson, dated as of August 26, 2002, by and between the Company and Thomas Larson, incorporated by reference from the September 2003 10-K.

10.9	Employment Agreement of Steven Skiba, dated as of November 29, 2002, by and between the Company and Steven Skiba, incorporated by reference from the September 2003 10-K.

10.10	Employment Agreement of Linda Siluk, dated as of November 7, 2003, by and between the Company and Linda M. Siluk.

10.11	Employment Agreement of Warren Jeffrey, dated as of November 7, 2003, by and between the Company and Warren Jeffery.

10.12	Management Stock Purchase Plan of the Company, incorporated

Exhibit No.

by reference from the Registration of Form S-8 as filed with the Commission on July 23, 2001.

10.13	Employee Stock Purchase Plan of the Company, incorporated by reference from the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, included within Form 14-A as filed with the Commission on October 18, 2001.

10.14	Amended and Restated 1994 Stock Option Plan, incorporated by reference from the Registration of Form S-8 as filed with the Commission on January 9, 1997.

10.15	1999 Stock Incentive Plan (Amended and Restated as of October 25, 2000), incorporated by reference from the February 2001 10-Q.

10.16	Loan and Security Agreement (the “Loan Agreement”), dated January 9, 2003, by and between the Company and Wells Fargo Retail Finance, LLC (“WFRF”), as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on January 10, 2003.

10.17	Stock Pledge Agreement, dated January 9, 2003, by and among the Company, Party City Michigan, Inc. (“PCMI”) and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

10.18	Trademark Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

10.19	Copyright Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

10.20	Guaranty and Security Agreement, dated January 9, 2003, by and between PCMI and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

21.1	Subsidiaries. The wholly owned subsidiary of the Company is Party City Michigan, Inc. incorporated on October 23, 1997, in the State of Delaware. This subsidiary does business under the name Party City Michigan, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

PARTY CITY CORPORATION

By	/s/ NANCY PEDOT

(Nancy Pedot)
Acting Chief Executive Officer

By	/s/ LINDA M. SILUK

(Linda M. Siluk)
Chief Financial Officer

Date: November 12, 2003