Form 10-Q
period 2003-12-27
PARTY CITY CORP
filed 2004-02-10
CIK 1005972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2003	Commission file number 0-27826

Party City Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3033692 (I.R.S. Employer Identification No.)

400 Commons Way Rockaway, New Jersey (Address of Principal Executive Offices)	07866 (Zip Code)

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

Yes [x] No: [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [x] No: [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

     As of February 2, 2004, there were outstanding 17,726,849 shares of Common Stock, $.01 par value.

PARTY CITY CORPORATION AND SUBSIDIARY

INDEX

		Page No.

Part I	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - December 27, 2003 (Unaudited) December 28, 2002 (Unaudited) and June 28, 2003	3
	Condensed Consolidated Statements of Income (Unaudited) for the quarters and six months ended December 27, 2003 and December 28, 2002	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended December 27, 2003 and December 28, 2002	5
	Notes to Condensed Consolidated (Unaudited) Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
Part II	Other Information
Item 1.	Legal Proceedings	20
Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	20
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K
	Exhibit Index
	Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 27,	December 28,	June 28,
	2003	2002	2003(1)

	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,550	$3,273	$3,372
Merchandise inventory	60,281	69,189	65,908
Other current assets, net	25,263	26,339	21,900

Total current assets	106,094	98,801	91,180
Property and equipment, net	48,715	55,878	52,819
Goodwill	18,614	19,172	18,614
Other assets	5,201	4,087	5,386

Total assets	$178,624	$177,938	$167,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,458	$44,890	$37,960
Accrued expenses and other current liabilities	36,062	28,656	24,998
Book overdraft	—	6,654	4,126
Advances under Loan Agreement	—	4,114	11,229

Total current liabilities	70,520	84,314	78,313
Long-term liabilities:
Deferred rent and other long-term liabilities	9,905	10,683	10,264
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, authorized 40,000,000 shares; issued 17,721,850, 17,113,873 and 17,296,807 shares, respectively	177	171	173
Additional paid-in capital	44,611	41,366	43,178
Retained earnings	59,351	43,233	42,011
Treasury stock, at cost (747,012, 284,000 and 747,012 shares, respectively)	(5,940)	(1,829)	(5,940)

Total stockholders’ equity	98,199	82,941	79,422

Total liabilities and stockholders’ equity	$178,624	$177,938	$167,999

(1)	The June 28, 2003 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter ended		Six months ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Revenues:
Net sales	$175,304	$161,648	$277,924	$252,772
Royalty fees	7,216	6,503	11,123	10,150
Franchise fees	40	40	488	275

Total revenues	182,560	168,191	289,535	263,197
Expenses:
Cost of goods sold and occupancy costs	104,705	95,974	179,033	160,399
Company-owned stores operating and selling expense	36,290	34,288	62,169	57,986
Franchise expense	1,562	1,646	3,221	3,208
General and administrative expense	7,498	8,403	15,657	15,705

Total expenses	150,055	140,311	260,080	237,298

Operating income	32,505	27,880	29,455	25,899

Interest income	(26)	(17)	(30)	(24)
Interest expense	138	2,841	342	3,733

Interest expense, net	112	2,824	312	3,709

Income before income taxes	32,393	25,056	29,143	22,190
Provision for income taxes	13,103	10,006	11,803	8,876

Net income	$19,290	$15,050	$17,340	$13,314

Basic earnings per share	$1.14	$0.90	$1.03	$0.80

Weighted average shares outstanding — basic	16,867	16,803	16,856	16,600

Diluted earnings per share	$0.98	$0.76	$0.88	$0.67

Weighted average shares outstanding — diluted	19,624	19,896	19,620	19,904

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	December 27,	December 28,
	2003	2002

	(Unaudited)
Cash flow from operating activities:
Net income	$17,340	$13,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,692	7,133
Non-cash interest and financing costs	80	1,554
Deferred rent	(240)	387
Equity based compensation	148	752
Provision for doubtful accounts	(140)	(602)
Other	10	44
Changes in assets and liabilities:
Merchandise inventory	5,627	(12,915)
Accounts payable, accrued expenses and other current liabilities	3,437	17,956
Other long-term liabilities	(119)	—
Other current assets and other assets	(3,188)	(7,708)

Net cash provided by operating activities	30,647	19,915
Cash flow from investment activities:
Purchases of property and equipment	(3,529)	(13,444)
Stores acquired	—	(1,758)

Net cash used in investment activities	(3,529)	(15,202)
Cash flow from financing activities:
Net (payments on) proceeds from Loan Agreement	(11,229)	4,114
Proceeds from exercise of stock options and warrants	1,289	1,276
Payments of Senior Notes	—	(10,207)
Payments of financing costs	—	(90)

Net cash used in financing activities	(9,940)	(4,907)
Net increase (decrease) in cash and cash equivalents	17,178	(194)
Cash and cash equivalents, beginning of period	3,372	3,467

Cash and cash equivalents, end of period	$20,550	$3,273

Supplemental disclosure of cash flow information:
Income taxes paid	$1,047	$2,414
Interest paid	262	2,651
Supplemental disclosure of non-cash financing activity:
Issuance of shares under employment stock plan	$244	$265
Issuance of shares under management stock plan	99	282
Issuance of warrants	—	245

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The condensed consolidated financial statements are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of December 27, 2003 and December 28, 2002 and the results of operations for the quarters and six months ended December 27, 2003 and December 28, 2002 and cash flows for the six months ended December 27, 2003 and December 28, 2002. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly or six month basis may not be indicative of operating results for the full fiscal year.

     These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 28, 2003, which are included in the Company’s Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission on September 26, 2003. All significant intercompany accounts and transactions have been eliminated. The June 28, 2003 condensed consolidated balance sheet amounts are derived from the Company’s audited condensed consolidated financial statements.

     Our Fiscal Year (“Fiscal Year”) refers to the 52 or 53 weeks, as applicable, ending the Saturday nearest to June 30. The year ended July 3, 2004 (“Fiscal 2004”) is a 53 week year as compared to the years ended June 28, 2003 (“Fiscal 2003”) and June 29, 2002 (“Fiscal 2002”), which were each 52 week years.

     Certain reclassifications have been made to the condensed consolidated financial statements in prior periods to conform to the current period presentation.

2. Stock-Based Compensation

     The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123”. If compensation cost for the Company’s stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123 the Company’s net income would have been (in thousands, except per share data):

	Quarter Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Net income as reported	$19,290	$15,050	$17,340	$13,314
Deduct: Total equity based employee compensation expense determined under fair value based method, net of taxes	507	626	514	701

Pro-forma net income	$18,783	$14,424	$16,826	$12,613
Basic and diluted earnings per share:
Basic earnings per share as reported	$1.14	$0.90	$1.03	$0.80
Basic earnings per share pro forma	$1.11	$0.86	$1.00	$0.76
Diluted earnings per share as reported	$0.98	$0.76	$0.88	$0.67
Diluted earnings per share pro forma	$0.96	$0.72	$0.86	$0.63

     The weighted average fair value of options granted during the second quarter of Fiscal 2004 and 2003 was $6.48 and $6.25, respectively.

     The weighted average fair value of options granted during the six months ended Fiscal 2004 and 2003 was $5.15 and $7.53, respectively.

3. Earnings Per Share

     The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Net income	$19,290	$15,050	$17,340	$13,314
Earnings per share - basic	$1.14	$0.90	$1.03	$0.80
Earnings per share - diluted	$0.98	$0.76	$0.88	$0.67
Weighted average common shares outstanding	16,867	16,803	16,856	16,600
Dilutive effect of warrants	2,301	2,284	2,278	2,424
Dilutive effect of stock options	439 (a)	724 (b)	464 (a)	789 (b)
Restricted stock units	17	85	22	91

Weighted average common shares and common equivalent shares outstanding	19,624	19,896	19,620	19,904

(a)	Options to purchase 577,908 and 703,391 shares of common stock at prices ranging from $13.80 to $30.88 per share were outstanding for the quarter and six months ended December 27, 2003 but were not included in the computation of earnings per share because to do so would have been antidilutive.

(b)	Options to purchase 701,069 and 534,358 shares of common stock at prices ranging from $13.83 to $32.50 per share were outstanding for the quarter and six months ended December 28, 2002 but were not included in the computation of earnings per share because to do so would have been antidilutive.

4. Financing Agreements

     In January 2003, the Company entered into a $65 million revolving credit facility (“Loan Agreement”) with Wells Fargo Retail Finance, LLC, as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent. Under the terms of the Loan Agreement, the Company may borrow amounts based on a percentage of its eligible inventory and credit card receivables, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. Interest on advances is charged, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was set initially at 1.50%, and is currently at 1.25%, per annum or (ii) at the prime rate less the applicable margin, which was initially set at and is currently 0.25% per annum, totaling 3.75% at December 27, 2003. The term of the Loan Agreement is through April 30, 2006 and is secured by a lien on substantially all of the Company’s assets. The Company had a standby letter of credit of $3.7 million outstanding at December 27, 2003. At December 27, 2003 and February 2, 2004, the Company had no borrowings outstanding under the Loan Agreement. Based on a percentage of current eligible inventory and credit card receivables, the Company had $19.2 million available to be borrowed under the Loan Agreement at February 2, 2004.

5. Stockholders’ Equity

Shares Outstanding

     The Company’s authorized capital stock was increased from 25,000,000 shares to 40,000,000 shares of its common stock, $0.01 par value per share, at the annual shareholders’ meeting on November 12, 2003. At December 27, 2003 and December 28, 2002 there were 17,721,850 shares and 17,113,873 shares, respectively, of the Company’s common stock issued and outstanding.

Stock Repurchase

     In September 2001, the Board of Directors authorized the Company to repurchase up to $15 million of its outstanding common stock. Stock repurchases are made at the discretion of management. There was no stock repurchase activity during the first six months of Fiscal 2004 and during the first six months of Fiscal 2003. As of December 27, 2003, the Company had purchased 747,012 shares for an aggregate amount of $5.9 million or 39.6% of the total amount to be purchased.

Warrants

     There were no warrant exercises in the first six months of Fiscal 2004. In the first six months of Fiscal 2003, 688,000 warrants to purchase the Company’s common stock were exercised. This included an exercise of 458,667 warrants for which proceeds of $490,774 were received and a cashless exercise of the remaining 229,333 warrants for which the warrant holders received 213,792 shares of common stock. The remaining 15,541 shares were surrendered in connection with this exercise. These 15,541 shares of the Company’s common stock had a market value of $245,386 at the time of surrender.

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

     In addition to the foregoing, from time to time the Company is involved in routine litigation incidental to the conduct of the business, which is not, individually or in the aggregate, material to the Company.

7. Segment Information

     The following table contains key financial information of the Company’s business segments (in thousands):

	Quarter Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
RETAIL
Net revenue	$175,304	$161,648	$277,924	$252,772
Operating income	34,309	31,386	36,722	34,387
Identifiable assets	160,245	157,390	160,245	157,390
Depreciation/amortization	2,558	2,333	4,976	4,367
Capital expenditures	526	3,994	986	13,824
FRANCHISING
Net revenue	$7,256	$6,543	$11,611	$10,425
Operating income	5,694	4,897	8,390	7,217
Identifiable assets	3,079	3,998	3,079	3,998
Depreciation/amortization	—	—	—	—
Capital expenditures	—	—	—	—
CORPORATE/OTHER
Net revenue	$—	$—	$—	$—
Operating loss	(7,498)	(8,403)	(15,657)	(15,705)
Identifiable assets	15,300	16,550	15,300	16,550
Depreciation/amortization	1,332	1,428	2,716	2,766
Capital expenditures	1,555	823	2,543	1,378
CONSOLIDATED TOTALS
Net revenue	$182,560	$168,191	$289,535	$263,197
Operating income	32,505	27,880	29,455	25,899
Interest expense, net	112	2,824	312	3,709

Income before income taxes	32,393	25,056	29,143	22,190
Provision for income taxes	13,103	10,006	11,803	8,876

Net income	$19,290	$15,050	$17,340	$13,314

Identifiable assets	$178,624	$177,938	$178,624	$177,938
Depreciation/amortization	3,890	3,761	7,692	7,133
Capital expenditures	2,081	4,817	3,529	15,202

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

     In Fiscal 2002, the Company completed the acquisition of thirteen stores in the Seattle, Washington market from Paper Warehouse, Inc. The conversion of these locations to the Party City store format was completed and all stores were opened by the first quarter of Fiscal 2003. Additional goodwill of $155,000 was recorded in Fiscal 2003 related to the completion of the conversion of these locations.

     The acquisitions have been accounted for under the purchase method of accounting. The results of operations of the acquired stores are included in the financial statements from the date the stores were opened.

     The were no changes in the carrying amount of goodwill of $18.6 million for the six months ended December 27, 2003.

     Assuming the stores acquired during the six months ended December 28, 2002 were acquired on June 30, 2002, the beginning of Fiscal 2003, the pro forma results would have been as follows (in thousands, except per share amounts):

	Quarter Ended		Six months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Net sales	$175,304	$161,648	$277,924	$254,221
Net income	$19,290	$15,050	$17,340	$13,391
Earnings per share - basic	$1.14	$0.90	$1.03	$0.81
Earnings per share - diluted	$0.98	$0.76	$0.88	$0.67

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

     The Company has unconditionally guaranteed the lease payments of 24 leases associated with franchise stores and locations sublet. The majority of the guarantees were given when the Company sold stores in 1999 as part of its restructuring. The guarantees continue until the expiration date of the leases, which range from 2004 through 2011. The maximum amount of the guarantees may vary, but is limited to the sum of the total amount due under the lease. As of December 27, 2003, the maximum aggregate amount of the guarantees was approximately $18.5 million.

10. Recent Accounting Standards

     In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses how to identify variable interest entities and provides guidance as to how a company may assess its interests in a variable interest entity for purposes of deciding whether consolidation of that entity is required. FIN 46 is effective for all variable interest entities created after January 31, 2003. The Company is required to adopt the provisions of FIN 46 for any variable interest entity created prior to February 1, 2003 by the end of the current fiscal year. The Company is reviewing the provisions of this interpretation and currently does not expect its implementation to have a material effect on its financial position, results of operations or cash flows.

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

     We believe our application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts and circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate and actual results generally do not differ materially from those determined using necessary estimates.

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

     Insurance accruals. Our consolidated balance sheets include liabilities with respect to self-insured workers’ compensation and general liability claims. We estimate the required liability of such claims utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

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

     Store Closure Costs. We record estimated store closure costs, such as estimated lease commitment costs net of estimated sublease income and other miscellaneous store closing costs, when the liability is incurred. Such estimates may be subject to change should actual costs differ.

Results of Operations

	Quarter Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Statement of Operations Data:
Total revenues	$182,560	$168,191	$289,535	$263,197

Company-owned stores:
Net sales	$175,304	$161,648	$277,924	$252,772
Cost of goods sold and occupancy costs	104,705	95,974	179,033	160,399

Gross profit	70,599	65,674	98,891	92,373
Store operating and selling expense	36,290	34,288	62,169	57,986

Company-owned stores profit contribution	34,309	31,386	36,722	34,387
General and administrative expense	7,498	8,403	15,657	15,705

Company-owned profit contribution	26,811	22,983	21,065	18,682
Franchise stores:
Royalty fees	7,216	6,503	11,123	10,150
Franchise fees	40	40	488	275

Total franchise revenues	7,256	6,543	11,611	10,425
Total franchise expense	1,562	1,646	3,221	3,208

Franchise profit contribution	5,694	4,897	8,390	7,217

Operating income	32,505	27,880	29,455	25,899
Interest expense, net	112	2,824	312	3,709

Income before income taxes	32,393	25,056	29,143	22,190
Provision for income taxes	13,103	10,006	11,803	8,876

Net income	$19,290	$15,050	$17,340	$13,314

Basic earnings per share	$1.14	$0.90	$1.03	$0.80

Diluted earnings per share	$0.98	$0.76	$0.88	$0.67

Weighted average shares outstanding - basic	16,867	16,803	16,856	16,600
Weighted average shares outstanding - diluted	19,624	19,896	19,620	19,904
Operating Data:
Number of Company-owned stores (end of period)	247	239	247	239
Increase in Company-owned same store sales	3.7%	1.9%	3.8%	2.5%
Number of franchise stores (end of period)	254	240	254	240
Increase in franchise same store sales	7.0%	2.9%	5.7%	4.0%
Other Information:
Depreciation and amortization	$3,890	$3,761	$7,692	$7,133
Cash flow used in:
Investing activities	(2,081)	(4,817)	(3,529)	(15,202)
Financing activities	(14,402)	(21,880)	(9,940)	(4,907)
Balance Sheet Data:
Working capital	$35,574	$14,487	$35,574	$14,487
Total assets	178,624	177,938	178,624	177,938
Borrowings	—	4,114	—	4,114
Stockholders’ equity	98,199	82,941	98,199	82,941
EBITDA(a)	36,395	31,641	37,147	33,032
Most directly comparable GAAP measures:
Net income	19,290	15,050	17,340	13,314
Cash flows provided by Operating activities	32,430	24,729	30,647	19,915

(a)	Our definition of EBITDA is earnings before interest, taxes, depreciation and amortization. We believe EBITDA provides additional information for determining our ability to meet future debt service requirements. EBITDA should not be construed as a substitute for net income or net cash provided by operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing our operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. We have presented EBITDA, however, because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and/or incur debt. Our computation of EBITDA may not be comparable to similar titled measures of other companies.

     Because we also consider EBITDA useful as an operating measure, a reconciliation of EBITDA to net income follows for the periods indicated:

	Quarter Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

EBITDA(a)	$36,395	$31,641	$37,147	$33,032
Depreciation and amortization	(3,890)	(3,761)	(7,692)	(7,133)
Interest expense, net	(112)	(2,824)	(312)	(3,709)
Provision for income taxes	(13,103)	(10,006)	(11,803)	(8,876)

Net income	$19,290	$15,050	$17,340	$13,314

     Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our net cash provided by operating activities:

	Quarter Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

EBITDA(a)	$36,395	$31,641	$37,147	$33,032
Interest expense, net	(112)	(2,824)	(312)	(3,709)
Provision for income taxes	(13,103)	(10,006)	(11,803)	(8,876)
Non-cash interest	40	1,304	80	1,554
Deferred rent	(117)	128	(240)	387
Equity based compensation	24	614	148	752
Provision for doubtful accounts	(77)	(301)	(140)	(602)
Other	6	356	10	44
Changes in assets and liabilities:
Accounts payable, accrued expenses and other current liabilities	(20,691)	(16,949)	3,437	17,956
Merchandise inventory	32,946	25,572	5,627	(12,915)
Other long-term liabilities	(12)	(37)	(119)	—
Other current assets and other assets	(2,869)	(4,769)	(3,188)	(7,708)

Net cash provided by operating activities	$32,430	$24,729	$30,647	$19,915

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

     EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA does not reflect our current or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

     Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. See the Statements of Cash Flows included in our financial statements.

	Quarter ended		Six months ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Store Data:
Company-owned:
Stores open at beginning of period	247	234	242	209
Stores opened	—	5	6	28
Stores closed	—	—	(1)	—
Stores acquired from franchisees	—	—	—	2

Stores open at end of period	247	239	247	239

Average Company-owned stores open in period	247	236	245	230

Franchise:
Stores open at beginning of period	253	247	241	242
Stores opened	1	1	13	8
Stores closed	—	(8)	—	(8)
Stores sold to Company	—	—	—	(2)

Stores open at end of period	254	240	254	240

Average franchise stores open in period	253	247	251	245

Total stores chainwide	501	479	501	479

General

     Net Sales. Net sales include same store sales and new store sales. Same store sales include sales for those stores that were in operation for a full period in both the current month and the corresponding month for the prior year. New store sales include sales in the current fiscal year from stores opened during the previous fiscal year before they are considered same stores, and new stores opened in the current fiscal year.

     Cost of goods sold and occupancy costs. Cost of goods sold and occupancy costs includes the cost of merchandise, freight to the stores and store occupancy costs. Store occupancy costs include rent, common area maintenance, real estate taxes, repairs and maintenance, depreciation, insurance and utilities.

     Store operating and selling expenses. Store operating and selling expenses consist of selling and store management payroll, employee benefits, medical insurance, employment taxes, advertising, pre-opening expenses which are expensed when incurred and other store level expenses.

     General and administrative expenses. General and administrative expenses include payroll and employee benefits, employment taxes, management information systems, marketing, insurance, legal and other corporate level expenses. Corporate level expenses are primarily attributable to our corporate office in Rockaway, New Jersey, and district and regional offices throughout the country.

     Franchising. Franchising revenue is composed of the initial franchise fees, which are recorded as revenue when a franchise store opens, plus ongoing royalty fees, which are generally 4.0% of the store’s net sales. Franchise expenses include direct and indirect expenses. The direct expenses include salaries, travel and other direct expenses of the franchise operations department in addition to legal fees, bad debt expense, insurance expense and other miscellaneous charges. The indirect expenses include pro-rata allocations of corporate expenses for salaries, including bonuses, occupancy and depreciation, based on time spent on franchise support.

     Interest expense. Interest and debt expense includes interest relating to our senior notes and credit facility. Interest also includes amortization of financing intangibles, bank service charges and interest on capital lease obligations.

Quarter Ended December 27, 2003 Compared to Quarter Ended December 28, 2002

     Retail. Net sales from Company-owned stores increased 8.4% to $175.3 million for the second quarter of Fiscal 2004 from $161.6 million for the second quarter of the prior fiscal year. Of the 8.4% increase in net sales, 3.7% resulted from a same store sales increase and the remaining 4.7% related to the stores that have not been open for one year. The customer count in company-owned stores, on a same store basis, increased 1.5%, and the average sale increased 2.2%. With nine stores joining the same store sales group during this quarter of Fiscal 2004, same store sales increased 4.9% in the western region, 4.0% in the eastern region and 2.6% in the central region. Same store sales for Company-owned stores increased 1.9% for the second quarter of Fiscal 2003. The Company opened no new stores during the second quarter of Fiscal 2004 and five in the same period last year.

     Gross profit, which is net sales minus cost of goods sold and occupancy costs, increased 7.5% to $70.6 million in the second quarter of Fiscal 2004 from $65.7 million in the same period last year. The increase was primarily due to increased sales volume. Gross margin as a percent of sales was 40.3% for the second quarter of Fiscal 2004 compared with 40.6% for the same period last year.

     Store operating and selling expenses increased 5.8% to $36.3 million for the second quarter of Fiscal 2004 from $34.3 million in the same period last year. The increase in store operating expenses is attributable to same store sales increases and the increase in the number of stores. Store operating and selling expenses were 20.7% and 21.2% of sales for the second quarter of Fiscal 2004 and Fiscal 2003, respectively. The decrease as a percent of sales is due mainly to a decrease in store opening expenses.

     The pre-opening expenses incurred in the second quarter of Fiscal 2004 for the new stores and stores to be opened later in the fiscal year amounted to $20,000 compared with $314,000 incurred during the same period last year.

     Company-owned store profit contribution, which is gross profit minus store operating and selling expenses, was $34.3 million for the second quarter of Fiscal 2004 compared with $31.4 million for the same period last year. The improvement over the prior year is primarily the result of same store sales increases and the increase in the number of stores. Store profit contribution as a percent of sales was 19.6% for the second quarter of Fiscal 2004 compared with 19.4% in the same period last year. New stores in their first or second Halloween season reported store contribution of $3.3 million, an increase of $2.9 million over the comparable period last year. Of this $2.9 million increase, $400,000 was attributable to the 12 stores in the Seattle market acquired in 2002.

     General and administrative expenses decreased 10.8% to $7.5 million in the second quarter of Fiscal 2004 from $8.4 million in the same period last year. General and administrative expenses were 4.3% and 5.2% of sales for the second quarter of Fiscal 2004 and Fiscal 2003, respectively. This decrease is primarily due to unusual expenses associated with the Company’s new logistics initiative and professional fees related to the implementation of a new information system incurred in the second quarter of Fiscal 2003 which were not incurred in Fiscal 2004.

     Franchising. Franchise fees recognized on one store opening was $40,000 in the second quarter of Fiscal 2004 and $40,000 for one store opening in the same period last year. Royalty fees increased 10.9% to $7.2 million in the second quarter of Fiscal 2004 from $6.5 million in the same period last year. This was primarily due to an increased franchise store base and a same store sales increase of 7.0% for the franchise stores in the second quarter of Fiscal 2004, as compared with 2.9% for the same period last year.

     Expenses attributable to franchise revenue decreased 5.1% to $1.6 million for the second quarter of Fiscal 2004 from $1.6 million for the second quarter of the prior fiscal year. As a percentage of franchise revenue, franchise expenses were 21.5% and 25.2% for the second quarter of Fiscal 2004 and Fiscal 2003, respectively.

     Franchise profit contribution, which is franchise revenue minus expenses related to franchise revenue, increased 16.3% to $5.7 million in second quarter of Fiscal 2004 from $4.9 million in the same period last year. The increase in franchise profit contribution is due to the increase in royalty fees combined with a decrease in franchise expenses.

     Interest Expense. Interest expense decreased to $112,000 for the second quarter of Fiscal 2004 from $2.8 million in the same period last year. This decrease in interest expense is due to the repurchase of outstanding senior notes in the second quarter of Fiscal 2003. The repurchase of these notes was completed using working capital and borrowings under the Company’s asset-based revolving credit agreement.

     Income Taxes. An income tax expense of $13.1 million or 40.5% of pre-tax income, and $10.0 million or 39.9% of pre-tax income was recorded in the second quarter of Fiscal 2004 and Fiscal 2003, respectively. The change in tax rate from 39.9% to 40.5% is due to an increase in the overall state tax rate.

     Net Income. As a result of the above factors, net income increased to $19.3 million, or $0.98 per diluted share, in the second quarter of Fiscal 2004, as compared to net income of $15.1 million, or $0.76 per diluted share in Fiscal 2003. Weighted average diluted shares outstanding decreased to 19.6 million in the second quarter of Fiscal 2004 from 19.9 million in the same period last year. This decrease is mainly due to the 463,000 shares of company stock that were purchased by the Company during the third quarter of Fiscal 2003, the warrant and stock option exercises during the twelve months ending December 27, 2003.

Six Months Ended December 27, 2003 Compared with Six Months Ended December 28, 2002

     Retail. Net sales from Company-owned stores increased 10.0% to $277.9 million for the six-months ended December 27, 2003 from $252.8 million for the same period last year. Of the 10.0% increase in net sales, 3.8% resulted from a same store sales increase and the remaining 6.2% related to the stores that have not been open for one year. The customer count in company-owned stores, on a same store basis, increased 1.4%, and the average sale increased 2.2%. With 31 stores joining the same store sales group during the six months ended December 27, 2003, same store sales increased 4.6% in the western region, 4.3% in the eastern region and 2.8% in the central region. Same store sales for Company-owned stores increased 2.5% for the same period last year. The Company opened six new stores and closed one store during the six-months ended December 27, 2003 and opened 28 stores, acquired two stores from franchises and closed no stores during the same period last year.

     Gross profit, which is net sales minus cost of goods sold and occupancy costs, increased 7.1% to $98.9 million in the six-months ended December 27, 2003 from $92.4 million in the same period last year. The increase was primarily due to increased sales volume. Gross margin as a percent of sales was 35.6% for the six-months ended December 27, 2003 compared with 36.5% for the same period last year. The decrease in gross margin percent was related primarily to a high level of promotional activity in July and August, the continued emphasis on the clearance of discontinued merchandise as part of the Company’s strategic focus.

     Store operating and selling expenses increased 7.2% to $62.2 million for the six-months ended December 27, 2003 from $58.0 million in the same period last year. The increase in store operating expenses is attributable to increased expenses related to the additional stores opened since the same period last year. Store operating and selling expenses were 22.4% and 22.9% of sales for the six-months ended December 27, 2003 and December 28, 2002, respectively. The decrease as a percent of sales is due mainly to a decrease in store opening expenses.

     The pre-opening expenses incurred in the six-months ended December 27, 2003 for the new stores and stores to be opened later in the fiscal year amounted to $323,000 compared with $796,000 incurred during the same time period last year.

     Company-owned store profit contribution, which is gross profit minus store operating and selling expenses, was $36.7 million for the six-months ended December 27, 2003 compared with $34.4 million for the same period last year. The improvement over the prior year is primarily the result of same store sales increases and the increase in the number of stores. Store profit contribution as a percent of sales was 13.2% for the six-months ended December 27, 2003 compared with 13.6% of sales in the same period last year due to the decrease in gross margin as described above. New stores in their first or second Halloween season reported store contribution of $1.3 million, an increase of $3.7 million over the comparable period last year. Of this $3.7 million increase, approximately $900,000 was attributable to our Seattle stores.

     General and administrative expenses decreased 0.3% to $15.7 million in the six-months ended December 27, 2003 from $15.7 million in the same period last year. General and administrative expenses were 5.6% and 6.2% of sales for the six-months ended December 27, 2003 and December 28, 2002, respectively. This decrease is primarily due to unusual expenses associated with the Company’s new logistics initiative and professional fees related to the implementation of a new information system incurred during the six months ended December 27, 2002 which were not incurred during the same time period this year.

     Franchising. Franchising fees recognized on 13 store openings was $488,000 in the six-months ended December 27, 2003 as compared with $275,000 recognized for eight store openings in the same period last year. Royalty fees increased 9.6% to $11.1 million in the six-months ended December 27, 2003 from $10.2 million in the same period last year. This was primarily due to an increased franchise store base and a same store sales increase of 5.7% for the franchise stores in the six-months ended December 27, 2003, as compared with 4.0% for the same period last year.

     Expenses attributable to franchise revenue for the six-months ended December 27, 2003 remained relatively flat with last year at $3.2 million. As a percentage of franchise revenue, franchise expenses were 27.7% and 30.8% for the six-months ended December 27, 2003 and December 28, 2002, respectively.

     Franchise profit contribution, which is franchise revenue minus expenses related to franchise revenue, increased 16.3% to $8.4 million for the six months ended December 27, 2003 from $7.2 million in the same period last year. The increase in franchise profit contribution is due to the increase in royalty fees as well as a decrease in franchise expenses.

     Interest Expense. Interest expense decreased to $312,000 for the six-months ended December 27, 2003 from $3.7 million in the same period last year. This decrease in interest expense is due to the repurchase of outstanding senior notes. The repurchase of these notes was completed using working capital and borrowings under the Company’s asset-based revolving credit agreement.

     Income Taxes. An income tax expense of $11.8 million or 40.5% of pre-tax income, and $8.9 million or 40.0% of pre-tax income, was recorded in the six-months ended December 27, 2003 and December 28, 2002, respectively. The change in tax rate from 40.0% to 40.5% is due to an increase in the overall state tax rate.

     Net Income. As a result of the above factors, net income increased to $17.3 million or $0.88 per diluted share in the six-months ended December 27, 2003, as compared to net income of $13.3 million, or $0.67 per diluted share in the same period last year. Weighted average diluted shares outstanding decreased to 19.6 million in the six-months ended December 27, 2003 from 19.9 million in the same period last year. This decrease is mainly due to the 463,000 shares of company stock that were purchased by the Company during the third quarter of Fiscal 2003, the warrant and stock option exercises during the twelve months ending December 27, 2003 and a slight decrease in average stock price for the six months ending December 27, 2003.

Liquidity and Capital Resources

     The Company’s cash requirements are primarily for working capital, the opening of new stores, the improvement and expansion of existing facilities and the improvement of information systems. Historically, these cash requirements have been met through cash flow from operations and borrowings under our credit facilities. At December 27, 2003, working capital was $35.6 million compared to $14.5 million in the same period last year.

     For the six months ended December 27, 2003, cash provided by operating activities was $30.6 million, compared to $19.9 million for the same period last year. The increase in cash provided by operating activities was primarily attributable to a decrease in inventory. The decrease in average inventory level per store of 15.7% from the same period last year was attributed to management’s efforts to control inventory and enable the Company to focus on product assortment, merchandise presentation and identify and discontinue slower moving SKU’s. There was also an increase in net income and a decrease in accounts payable and other current liabilities.

     Cash used in investment activities for the six months ended December 27, 2003 was $3.5 million compared to $15.2 million in the same period in the last fiscal year. The decrease in cash used in investing activities was primarily attributable to the opening of six Company-owned stores this year as compared with 28 new store openings and the acquisition of two stores from a franchisee during the same period last year.

     Cash used in financing activities was $9.9 million for the six months ended December 27, 2003 compared with $4.9 million for the same period last year. Cash generated from operations was used to pay down our revolving credit facility.

     At December 27, 2003, the Company had no balance outstanding under the Loan Agreement. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $65 million at any time outstanding. Advances bear interest, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was set initially at 1.50% and is currently at 1.25%, per annum or (ii) at the prime rate less the applicable margin, which was initially set at and is currently 0.25% per annum, totaling 3.75% at December 27, 2003. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company. At December 27, 2003 and February 2, 2004, the

Company had no borrowings outstanding under the Loan Agreement. Based on a percentage of current eligible inventory and credit card receivables, the Company had $19.2 million available to be borrowed under the Loan Agreement at February 2, 2004.

     Company management currently believes that the cash generated by operations, together with the borrowing availability under the Loan Agreement, will be sufficient to meet the Company’s working capital needs for the next twelve months, including planned new store openings. The Company is currently free of debt. This permits the Company to consider a wide variety of corporate initiatives intended to improve shareholder value, although there is no assurance that any specific initiative will be pursued or consummated.

Contractual Obligations and Commercial Commitments

     To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of December 27, 2003:

	Payments Due By Period (in thousands)

	Total	1 Year	2-3 Years	4-5 Years	After 5 years

Contractual Obligations Operating leases	$244,830	$46,229	$86,258	$81,701	$30,642
Severance Arrangements	13	13	—	—	—
Capital lease Obligations	10	10	—	—	—

Total Contractual Obligations	$244,853	$46,252	$86,258	$81,701	$30,642

     As of December 27, 2003 and February 2, 2004, we had a contingent liability related to severance payments for 14 employees. The total contingent liability ranges from zero to approximately $2.0 million. As of December 27, 2003 and February 2, 2004, we had a standby letter of credit of $3.7 million pursuant to the Loan Agreement.

Off-Balance Sheet Arrangements

     We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

Accounting and Reporting Changes

     In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses how to identify variable interest entities and provides guidance as to how a company may assess its interests in a variable interest entity for purposes of deciding whether consolidation of that entity is required. FIN 46 is effective for all variable interest entities created after January 31, 2003. The Company is required to adopt the provisions of FIN 46 for any variable interest entity created prior to February 1, 2003 by the end of the current fiscal year. The Company is reviewing the provisions of this interpretation and currently does not expect its implementation to have a material effect on its financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We, in the normal course of doing business, are exposed to interest rate change and market risk. As borrowing patterns are cyclical, we borrow only during certain times of the year. Therefore, a sudden increase in interest rates (which under the Loan Agreement is dependent on, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was set initially at 1.50% per annum, and is currently at 1.25% per annum, or (ii) at the prime rate less the applicable margin, which was set initially at and is 0.25% per annum) may, during peak borrowing, have a negative impact on short-term results.

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

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the three months covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

     In addition to the foregoing, from time to time the Company is involved in routine litigation incidental to the conduct of the business which is not, individually or in the aggregate, material to the Company.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s 2003 Annual Meeting of Stockholders was held on Wednesday, November 12, 2003 for the following purposes:

1.	To elect eight directors to the Board of Directors who shall serve until the 2004 Annual Meeting of Stockholders, or until their successors are elected and qualified (“Proposal 1”).

The voting as to Proposal 1 was as follows:

Name	For	Against

Ralph D. Dillon	13,956,159	597,819
Richard H. Griner	13,956,159	597,819
L.R. Jalenak, Jr.	13,818,261	735,717
Franklin R. Johnson	13,956,111	597,867
Howard Levkowitz	13,643,053	910,919
Nancy Pedot	13,888,111	665,867
Walter J. Salmon	13,943,059	610,919
Michael E. Tennenbaum	13,497,361	1,056,657

2.	To approve an amendment to the Company’s Certificate of Incorporation increasing the number of the Company’s authorized shares of Common Stock from 25,000,000 to 40,000,000 (“Proposal 2”).

The voting as to Proposal 2 was as follows:

For	Against	Abstained

13,512,000	1,035,303	6,605

3.	To approve an amendment and restatement of the Company’s 1999 Stock Incentive Plan, increasing the number of shares of the Company’s common stock issuable pursuant to options and awards granted under the plan from 2,000,000 to 7,500,000, and increasing the limit on the number of shares of the Company’s common stock which may be subject to options or stock appreciation rights granted to a single participant in any given year from 400,000 to 750,000 (“Proposal 3”).

The voting as to Proposal 3 was as follows:

For	Against	Abstained	Broker Non-Vote

7,167,274	3,606,793	7,671	3,772,240

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	The exhibits required to be filed as part of this report on Form 10-Q are listed in the attached Exhibit Index.

(b)	Reports on Form 8-K:

The Company furnished a Current Report on Form 8-K dated November 12, 2003 in reference to a press release dated November 12, 2003 reporting certain information regarding the Company’s sales results for the five week period ended November 1, 2003, which includes the Halloween selling season.

The Company furnished a Current Report on Form 8-K dated November 7, 2003 in reference to a press release dated November 7, 2003 reporting certain information regarding the Company’s operating results for the first quarter ended September 27, 2003.

The Company furnished a Current Report on Form 8-K dated October 9, 2003 in reference to a press release dated October 9, 2003 reporting certain information regarding the Company’s sales results for the first quarter ended September 27, 2003.

EXHIBIT INDEX

Exhibit No.

3.1	Certificate of Incorporation of the Company.

3.2	Bylaws of the Company as amended, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 12, 2003 (the “November 2003 10-Q”).

4.1	Specimen stock certificate evidencing the Common Stock, incorporated by reference from the Company’s Registration Statement as amended on Form S-1 Number 333-00350 as filed with the Commission on January 18, 1996 (the “S-1”).

4.2	Form of Amended and Restated Warrant, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on January 19, 2000 (the “January 2000 8-K”).

4.3	Form of Securities Purchase Agreement, dated as of August 16, 1999, by and between the Company and each of the Investors, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on August 25, 1999 (the “August 1999 8-K”).

4.4	First Amendment to Securities Purchase Agreement, dated as of January 14, 2000, by and between the Company and each of the Investors, incorporated by reference from the January 2000 8-K.

4.5	Second Amendment to Securities Purchase Agreement, dated as of April 1, 2001, by and among the Company and each of the Investors, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2001 (the “May 2001 10-Q”).

10.1	Form of Unit Franchise Agreement entered into by the Company and franchisees, incorporated by reference from the S-1.

10.2	Option Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman, incorporated by reference from Amendment No. 1 to Schedule 13D as filed by Jack Futterman with the Commission on June 17, 1999 (“Futterman’s 13D”).

10.3	Stock Pledge Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman, incorporated by reference from Futterman’s 13D.

10.4	Amended and Restated Investor Rights Agreement, dated as of August 18, 2003, by and among the Company and the Investors, incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Commission on September 26, 2003 (the “September 2003 10-K”).

10.5	Description of oral consulting agreement between the Company and Ralph Dillon, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on February 13, 2001.

10.6	General Release and Severance Agreement of James Shea, dated as of May 28, 2003, by and between the Company and James Shea, incorporated by reference from the September 2003 10-K.

10.7	Separation Agreement of Andrew Bailen, dated as of July 14, 2003, by and between the Company and Andrew Bailen, incorporated by reference from the September 2003 10-K.

Exhibit No.

10.8	Separation Agreement of Thomas Larson, dated as of August 26, 2002, by and between the Company and Thomas Larson, incorporated by reference from the September 2003 10-K.

10.9	Employment Agreement of Steven Skiba, dated as of November 29, 2002, by and between the Company and Steven Skiba, incorporated by reference from the September 2003 10-K.

10.10	Employment Agreement of Linda Siluk, dated as of November 7, 2003, by and between the Company and Linda M. Siluk, incorporated by reference from the November 2003 10-Q.

10.11	Employment Agreement of Warren Jeffrey, dated as of November 7, 2003, by and between the Company and Warren Jeffery, incorporated by reference from the November 2003 10-Q.

10.12	Employment Agreement of Richard H. Griner dated as of January 12, 2004, by and between the Company and Richard H. Griner.

10.13	Management Stock Purchase Plan of the Company, incorporated by reference from the Registration of Form S-8 as filed with the Commission on July 23, 2001.

10.14	Employee Stock Purchase Plan of the Company, incorporated by reference from the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, included within Form 14-A as filed with the Commission on October 18, 2001.

10.15	Amended and Restated 1994 Stock Option Plan, incorporated by reference from the Registration of Form S-8 as filed with the Commission on January 9, 1997.

10.16	1999 Stock Incentive Plan (Amended and Restated as of October 17, 2003), incorporated by reference from the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders included within Form 14-A as filed with the Commission on October 20, 2003.

10.17	Loan and Security Agreement (the “Loan Agreement”), dated January 9, 2003, by and between the Company and Wells Fargo Retail Finance, LLC (“WFRF”), as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on January 10, 2003.

10.18	Stock Pledge Agreement, dated January 9, 2003, by and among the Company, Party City Michigan, Inc. (“PCMI”) and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

10.19	Trademark Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

10.20	Copyright Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

10.21	Guaranty and Security Agreement, dated January 9, 2003, by and between PCMI and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

Exhibit No.

21.1	Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY CORPORATION

By	/s/ NANCY PEDOT

(Nancy Pedot)
Chief Executive Officer

By	/s/ LINDA M. SILUK

(Linda M. Siluk)
Chief Financial Officer

Date: February 10, 2004