Form 10-Q
period 2004-03-27
PARTY CITY CORP
filed 2004-05-17
CIK 1005972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004	Commission file number 0-27826

Party City Corporation

(Exact name of registrant as specified in its charter)

Delaware	22-3033692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Commons Way
Rockaway, New Jersey	07866
(Address of Principal Executive Offices)	(Zip Code)

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

     As of May 3, 2004, there were 17,046,757 shares of Common Stock, $0.01 par value, outstanding.

PARTY CITY CORPORATION AND SUBSIDIARY

References throughout this document to the Company include Party City Corporation and its wholly-owned subsidiary. In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document the words “we,” “our,” “ours” and ‘us” refer only to Party City Corporation and its wholly-owned subsidiary and not to any other person.

The Company’s website – www.partycity.com – provides access, free of charge, to the Company’s SEC reports, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports.

You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)
(unaudited)

	March 27,	March 29,	June 28,
	2004	2003	2003(1)
ASSETS
Current assets:
Cash and cash equivalents	$15,773	$3,036	$3,372
Merchandise inventory	61,104	76,156	65,908
Other current assets, net	19,570	20,819	21,900

Total current assets	96,447	100,011	91,180
Property and equipment, net	49,242	53,432	52,819
Goodwill	18,614	19,172	18,614
Other assets	5,117	4,152	5,386

Total assets	$169,420	$176,767	$167,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,796	$46,272	$37,960
Accrued expenses and other current liabilities	30,599	21,139	24,998
Cash overdraft	106	2,641	4,126
Advances under Loan Agreement	—	18,637	11,229

Total current liabilities	66,501	88,689	78,313
Long-term liabilities:
Deferred rent and other long-term liabilities	9,818	10,759	10,264
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 40,000,000 shares authorized; 17,760,444 shares issued and 17,013,432 shares outstanding at March 27, 2004; 17,177,151 shares issued and 16,430,139 shares outstanding at March 29, 2003; and 17,296,807 shares issued and 16,549,795 shares outstanding at June 28, 2003	178	172	173
Additional paid-in capital	45,073	41,662	43,178
Retained earnings	53,790	41,425	42,011
Treasury stock, at cost (747,012 shares for all periods presented)	(5,940)	(5,940)	(5,940)

Total stockholders’ equity	93,101	77,319	79,422

Total liabilities and stockholders’ equity	$169,420	$176,767	$167,999

(1)	The June 28, 2003 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Revenues:
Net sales	$97,662	$95,846	$375,586	$348,618
Royalty fees	3,806	3,607	14,929	13,757
Franchise fees	80	80	568	355

Total revenues	101,548	99,533	391,083	362,730
Expenses:
Cost of goods sold and occupancy costs	71,432	70,164	250,465	230,563
Company-owned stores operating and selling expense	24,754	23,196	86,923	81,182
Franchise expense	2,024	1,755	5,245	4,963
General and administrative expense	8,506	7,223	24,163	22,928
Litigation charge	4,100	—	4,100	—

Total expenses	110,816	102,338	370,896	339,636

Operating (loss) income	(9,268)	(2,805)	20,187	23,094

Interest income	(29)	(5)	(59)	(29)
Interest expense	108	213	450	3,946

Interest expense, net	79	208	391	3,917

(Loss) income before income taxes	(9,347)	(3,013)	19,796	19,177
(Benefit) provision for income taxes	(3,786)	(1,205)	8,017	7,671

Net (loss) income	$(5,561)	$(1,808)	$11,779	$11,506

Basic (loss) earnings per share	$(0.33)	$(0.11)	$0.70	$0.69

Weighted average shares outstanding — basic	16,992	16,653	16,871	16,617

Diluted (loss) earnings per share	$(0.33)	$(0.11)	$0.60	$0.58

Weighted average shares outstanding — diluted	16,992	16,653	19,630	19,757

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Nine Months Ended
	March 27,	March 29,
	2004	2003
		(As Restated See Note 12)
Cash flow from operating activities:
Net income	$11,779	$11,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,306	11,092
Non-cash interest and financing costs	120	1,584
Deferred rent	(326)	558
Stock-based compensation	418	799
Provision for doubtful accounts	(82)	(460)
Other	13	—
Changes in assets and liabilities:
Merchandise inventory	4,804	(19,882)
Accounts payable, accrued expenses and other current liabilities	3,438	8,253
Other long-term liabilities	(119)	(95)
Other current assets and other assets	2,456	(2,026)

Net cash provided by operating activities	34,807	11,329
Cash flow from investing activities:
Purchases of property and equipment	(8,638)	(15,023)
Stores acquired	—	(1,758)
Proceeds from disposals of property and equipment	—	144

Net cash used in investing activities	(8,638)	(16,637)
Cash flow from financing activities:
Net (payments on) proceeds from Loan Agreement	(11,229)	18,637
Cash overdrafts	(4,021)	(443)
Proceeds from exercise of stock options and warrants	1,482	1,525
Payments of senior notes	—	(10,207)
Payments of financing costs	—	(524)
Purchase of treasury stock	—	(4,111)

Net cash (used in) provided by financing activities	(13,768)	4,877

Net increase (decrease) in cash and cash equivalents	12,401	(431)
Cash and cash equivalents, beginning of period	3,372	3,467

Cash and cash equivalents, end of period	$15,773	$3,036

Supplemental disclosure of cash flow information:
Income taxes paid	$7,707	$9,476
Interest paid	330	2,758
Supplemental disclosure of non-cash financing activity:
Issuance of shares under employment stock plan	$244	$265
Issuance of shares under management stock plan	99	288
Issuance of warrants	—	245

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The condensed consolidated financial statements are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of Party City Corporation and its consolidated subsidiary (the “Company”) as of March 27, 2004 and March 29, 2003 and the results of operations for the quarters and nine months ended March 27, 2004 and March 29, 2003 and cash flows for the nine months ended March 27, 2004 and March 29, 2003. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly or nine-month basis may not be indicative of operating results for the full fiscal year.

     These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 28, 2003, which are included in the Company’s Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission on September 26, 2003. All significant intercompany accounts and transactions have been eliminated. The June 28, 2003 condensed consolidated balance sheet amounts included herein are derived from the Company’s audited consolidated financial statements.

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

2. Accounting Policies

     The Company’s significant accounting policies are described in the footnotes to the financial statements in its Annual Report on Form 10-K. Additional policies are presented below:

     Vendor allowances. The Company and certain vendors have arrangements whereby the vendors provide merchandise allowances based on purchases. Generally, these arrangements provide for a fixed percentage discount to be provided to the Company. Because the arrangements provide for concessions to be based on the level of purchases from the vendor, we account for the allowances from the vendor as a reduction of inventory cost.

     The Company also receives vendor allowances as reimbursement for advertising. Advertising allowances are recorded as reductions to advertising expense as they do not affect inventory or gross margin. These allowances represent reimbursements of specific, incremental, identifiable costs incurred by the Company in selling the vendor’s product and therefore are characterized as a reduction of that cost when recognized in the income statement.

     Operating leases. The Company’s rent expense under operating leases provides for step rent provisions, escalation clauses, capital improvement funding and other lease concessions as applicable in each lease. The minimum lease payments are recognized on a straight-line basis over the term of each individual underlying lease.

     Advertising. Advertising costs, including print and other media advertising, are expensed as incurred.

3. Stock-Based Compensation

     The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. If the options are granted to employees below fair market value, compensation expense is recognized. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123”. If compensation cost for the Company’s stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company’s net income (loss) would have been (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Net (loss) income as reported	$(5,561)	$(1,808)	$11,779	$11,506
Add: Stock-based employee compensation expense determined under APB 25, net of tax	161	28	249	479
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(533)	(255)	(1,526)	(1,410)

Pro-forma net (loss) income	$(5,933)	$(2,035)	$10,502	$10,575

Basic and diluted earnings per share:
Basic (loss) earnings per share as reported	$(0.33)	$(0.11)	$0.70	$0.69
Basic (loss) earnings per share pro forma	$(0.35)	$(0.12)	$0.62	$0.64
Diluted (loss) earnings per share as reported	$(0.33)	$(0.11)	$0.60	$0.58
Diluted (loss) earnings per share pro forma	$(0.35)	$(0.12)	$0.53	$0.54

     The weighted average fair value of options granted during the third quarter of Fiscal 2004 and 2003 was $5.56 and $6.95, respectively.

     The weighted average fair value of options granted during the nine months ended Fiscal 2004 and 2003 was $5.55 and $7.41, respectively.

4. Earnings Per Share

     The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended				Nine Months Ended
	March 27,		March 29,		March 27,	March 29,
	2004		2003		2004	2003
Net (loss) income	$(5,561)		$(1,808)		$11,779	$11,506
Earnings per share — basic	$(0.33)		$(0.11)		$0.70	$0.69
Earnings per share — diluted	$(0.33)		$(0.11)		$0.60	$0.58
Weighted average common shares outstanding	16,992		16,653		16,871	16,617
Dilutive effect of stock options	—	(a)	—	(b)	454 (c)	692 (c)
Dilutive effect of warrants	—	(a)	—	(b)	2,286	2,359
Restricted stock units	—	(d)	—	(d)	19	89

Weighted average common and potentially dilutive common shares outstanding	16,992		16,653		19,630	19,757

(a)	Options to purchase 2,958,123 common shares at prices ranging from $1.71 to $30.88 per share and warrants to purchase 2,496,000 common shares at $1.07 per share were outstanding at March 27, 2004 but were not included in the computation of diluted loss per share for the quarter ended March 27, 2004 because to do so would have been anti-dilutive.

(b)	Options to purchase 1,652,825 common shares at prices ranging from $2.00 to $32.50 per share and warrants to purchase 2,496,000 common shares at $1.07 per share were outstanding at March 29, 2003 but were not included in the computation of diluted loss per share for the quarter ended March 29, 2003 because to do so would have been anti-dilutive.

(c)	Options to purchase 719,637 common shares at prices ranging from $12.91 to $32.50 and options to purchase 649,879 common shares at prices ranging from $12.53 to $32.50 were outstanding at March 27, 2004 and March 29, 2003, respectively, but were not included in the computation of diluted earnings per share for the nine months ended March 27, 2004 and March 29, 2003, respectively, because to do so would have been anti-dilutive.

(d)	Restricted stock units of 16,012 and 84,052 shares of common stock were outstanding at March 27, 2004 and March 29, 2003, respectively, related to the Management Stock Purchase Plan and were not included in the computation because to do so would have been anti-dilutive.

5. Financing Agreement

     In January 2003, the Company entered into a $65 million revolving credit facility (“Loan Agreement”) with Wells Fargo Retail Finance, LLC, as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent. Under the terms of the Loan Agreement, the Company may borrow amounts based on a percentage of its eligible inventory and credit card receivables, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. Interest on each advance is charged, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was set initially at 1.50%, and is currently at 1.25%, per annum or (ii) at the prime rate less the applicable margin, which was initially set at and is currently 0.25% per annum (totaling 3.75% at March 27, 2004). The term of the Loan Agreement is through April 30, 2006 and is secured by a lien on substantially all of the Company’s assets. Pursuant to the terms of the Loan Agreement, the Company had a standby letter of credit of $3.7 million outstanding at March 27, 2004. At March 27, 2004 and May 3, 2004, the Company had no borrowings outstanding under the Loan Agreement. Based on a percentage of current eligible inventory and credit card receivables, the Company had $23.4 million available to be borrowed under the Loan Agreement at May 3, 2004.

6. Stockholders’ Equity

Shares Outstanding

     The Company’s authorized capital stock was increased from 25,000,000 shares to 40,000,000 shares of its common stock, $0.01 par value per share, at the annual shareholders’ meeting on November 12, 2003. At March 27, 2004 and March 29, 2003, there were 17,760,444 shares and 17,177,151 shares, respectively, of the Company’s common stock issued. At March 27, 2004 and March 29, 2003, there were 747,012 shares of the Company’s common stock held as treasury stock. At March 27, 2004 and March 29, 2003, there were 17,013,432 shares and 16,430,139 shares, respectively, of the Company’s common stock outstanding.

Stock Repurchase

     In September 2001, the Board of Directors authorized the Company to repurchase up to $15 million of its outstanding common stock. Stock repurchases are made at the discretion of management. There was no stock repurchase activity during the first nine months of Fiscal 2004. During the first nine months of Fiscal 2003, the Company purchased 463,012 shares for an aggregate amount of $4.1 million. As of March 27, 2004, the Company had purchased 747,012 shares for an aggregate amount of $5.9 million or 39.6% of the total amount to be purchased.

Warrants

     There were no warrant exercises in the first nine months of Fiscal 2004. In the first nine months of Fiscal 2003, 688,000 warrants to purchase the Company’s common stock were exercised. This included a cash exercise of 458,667 warrants pursuant to which the Company received proceeds of $490,774 and a cashless exercise of the remaining 229,333 warrants pursuant to which the warrant holders surrendered 15,541 shares and received 213,792 shares of the Company’s common stock. The 15,541 shares of the Company’s common stock surrendered had a market value of $245,386 at the time of surrender.

Management Stock Purchase Plan

     In June 2001, the Company established a Management Stock Purchase Plan (“MSPP”). The MSPP is designed to provide a means by which the Company may attract highly qualified persons to enter into and remain in the employment of the Company. The MSPP provides certain management employees of the Company the opportunity to defer a portion of their compensation to acquire and maintain ownership of the Company’s common stock, with the intent to strengthen their commitment to the welfare of the Company and to promote an identity of interest among Company stockholders and these employees. The amount deferred by the individual is held in restricted stock units. The restricted stock units are converted into the Company’s common stock on a one-to-one basis upon vesting. These restricted stock units are purchased at a discount of 20% or 25%, depending on the amount of the individual deferral, from the average price of Company’s common stock on the determination date. Such discounts vest at the end of three years or seven years, selected by the participant, after the determination date. The amortization of the discount is charged to compensation expense over the deferral period. The compensation expense attributable to the MSPP for the nine months ended Fiscal 2004 and Fiscal 2003 was $19,000 and $114,000, respectively, resulting in the obligation to issue 16,012 and 84,052 shares of common stock, respectively, upon vesting and conversion.

Employee Stock Purchase Plan

     In June 2001, the Company established an Employee Stock Purchase Plan (“ESPP”). The ESPP provides employees of the Company with an opportunity to purchase shares of the Company’s common stock at a discount of 15% through accumulated payroll deductions. This plan qualifies as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. Contributions to the plan during the first nine months of Fiscal 2004 and 2003 were approximately $254,000 and $349,000, resulting in the obligation to issue 29,072 and 34,447 shares of common stock, respectively.

7. Legal Proceedings

     A lawsuit was filed on September 25, 2001 against Party City Corporation in Los Angeles Superior Court by an assistant manager in one of the Company’s California stores for himself and on behalf of other members of an alleged class of Party City store managers (the “Class”) who claim the Company misclassified the Class members as exempt from California overtime wage and hour laws. The Class members sought the disgorgement of overtime wages allegedly owed by the Company to them but not paid and they also sought punitive damages and statutory penalties.

     On March 30, 2004, the parties reached an agreement-in-principle to settle this lawsuit for $5.5 million on a “claims made” basis, which means that a payout to class members will only occur when claims are actually made by Class members. Previously, the Company recorded a pre-tax charge of $1.4 million related to this lawsuit. In connection with the agreement-in-principle, the Company recorded an additional pre-tax charge of $4.1 million during the third quarter of Fiscal 2004 to fully cover the settlement payments, attorneys’ fees and the estimated expenses of administering the settlement. The settlement provided for pursuant to the agreement-in-principle is subject to certain conditions, including the negotiation and execution of a definitive settlement agreement and the approval of the terms of the definitive settlement agreement by the Superior Court after notice to the members of the class who have the right to object. There can be no assurance that all of these conditions will be satisfied. If a final settlement is not consummated and the lawsuit is continued, a class is certified, liability is found and a judgment is entered, such judgment may adversely affect the Company.

     In addition to the foregoing, from time to time the Company is involved in routine litigation incidental to the conduct of the business, which is not, individually or in the aggregate, material to the Company.

8. Segment Information

     The Company owns, operates and franchises party supplies stores in the United States. The Company’s management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pre-tax operating profit of each segment. Accordingly, the Company reports two segments — retail and franchising. The retail segment generates revenue primarily through the sale of third-party branded party goods through Company-owned stores. The franchising segment generates revenue through the imposition of an initial one-time franchise fee which is paid upon the grant of a new franchise and ongoing royalty payments by franchisees based on retail sales. The accounting policies are described in the general accounting policies section included in the Company’s 10-K for the year ended June 28, 2003 and in Note 2 herein. The Company has no inter-segment sales. No single customer accounts for 10% or more of total revenues. All assets of the Company are located in the United States. The following table contains key financial information of the Company’s business segments (in thousands):

	Quarter Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Retail:
Net sales	$97,662	$95,846	$375,586	$348,618
Cost of goods sold and occupancy costs	71,432	70,164	250,465	230,563

Gross profit	26,230	25,682	125,121	118,055
Store operating and selling expense	24,754	23,196	86,923	81,182

Company-owned stores profit contribution	1,476	2,486	38,198	36,873
General and administrative expense	8,506	7,223	24,163	22,928
Litigation charge	4,100	—	4,100	—

Company-owned (loss) profit	$(11,130)	$(4,737)	$9,935	$13,945

Identifiable assets	$167,283	$175,092	$167,283	$175,092
Depreciation/amortization	4,614	3,959	12,306	11,092
Capital expenditures	5,109	1,579	8,638	16,781
Franchise:
Royalty fees	$3,806	$3,607	$14,929	$13,757
Franchise fees	80	80	568	355

Total franchise revenue	3,886	3,687	15,497	14,112
Total franchise expense	2,024	1,755	5,245	4,963

Franchise profit contribution	$1,862	$1,932	$10,252	$9,149

Identifiable assets	$2,137	$1,675	$2,137	$1,675
Depreciation/amortization	—	—	—	—
Capital expenditures	—	—	—	—
Total Company:
Total revenues	$101,548	$99,533	$391,083	$362,730

Operating (loss) income	$(9,268)	$(2,805)	$20,187	$23,094
Interest expense, net	79	208	391	3,917

(Loss) income before income taxes	(9,347)	(3,013)	19,796	19,177
(Benefit) provision for income taxes	(3,786)	(1,205)	8,017	7,671

Net (loss) income	$(5,561)	$(1,808)	$11,779	$11,506

Identifiable assets	$169,420	$176,767	$169,420	$176,767
Depreciation/amortization	4,614	3,959	12,306	11,092
Capital expenditures	5,109	1,579	8,638	16,781

9. Acquisitions and Dispositions of Stores

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

     The acquisitions have been accounted for under the purchase method of accounting. The results of operations of the acquired stores are included in the financial statements from the date the stores were opened. The favorable real estate locations and market share obtained in the aforementioned transactions resulted in goodwill premiums paid. Such items continue to provide sufficient return on the premium invested.

     The purchase price of these acquisitions was determined by applying a multiple to the acquired company’s proforma earnings before depreciation, amortization, and taxes. The multiple the Company uses has generally resulted in an acceptable return on our investment compared to the opening of a new site as the customer and sales base is established.

     There were no changes in the carrying amount of goodwill of $18.6 million (all within our retail segment) for the nine months ended March 27, 2004.

     Assuming the stores acquired during the nine months ended March 29, 2003 were acquired on June 30, 2002, the beginning of Fiscal 2003, the pro forma results would have been as follows (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Net sales	$97,662	$95,846	$375,586	$350,067
Net (loss) income	(5,561)	(1,808)	11,779	11,583
(Loss) earnings per share — basic	$(0.33)	$(0.11)	$0.70	$0.70
(Loss) earnings per share — diluted	(0.33)	(0.11)	0.60	0.59

10. Guarantees

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

     The Company has unconditionally guaranteed the lease payments of 24 leases associated with franchise stores and the payment of sublease rentals by subleasees under four subleases where the Company is the sublessor. The majority of the guarantees were given when the Company sold stores in 1999 as part of its restructuring. The guarantees continue until the expiration date of the leases, which range from 2004 through 2011. The maximum amount of the guarantees may vary, but is limited to the sum of the total amount due under the lease. As of March 27, 2004, the maximum aggregate amount of the guarantees was approximately $17.2 million.

11. Recent Accounting Standards

     FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50” (“FIN 46”), was issued in January 2003, as amended by FIN 46-R. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The provisions of FIN 46 must be applied no later than the first reporting period ending after March 15, 2004. The Company does not currently participate in any variable interest entities.

12. Restatement of Statement of Cash Flows

     Subsequent to the issuance of the condensed consolidated financial statements for the period ended March 29, 2003 the Company determined that the cash flow related to the Company’s cash overdraft should have been classified as a financing activity rather than an operating activity. As a result, the condensed consolidated statement of cash flows for the nine months ended March 29, 2003 has been restated to reflect the cash flows related to the Company’s cash overdraft as a financing activity rather than an operating activity. A summary of the effect of the restatement on cash flows provided by operating and financing activities is as follows (in thousands):

	As Previously
Nine months ended March 29, 2003	Reported	As Restated

Operating Activities:	$10,886	$11,329
Financing Activities	$5,320	$4,877

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     We operate retail party supplies stores within the continental United States and we sell franchises on an individual store and area franchise basis throughout the United States and Puerto Rico. At March 27, 2004, our network consisted of 503 stores, with 249 stores owned by us and 254 stores owned by franchisees. We report two segments — retail and franchising. The retail segment generates revenue primarily through the sale of third-party branded party goods through Company-owned stores. The franchising segment generates revenue through the imposition of an initial one-time franchise fee and ongoing royalty payments based on retail sales.

     Traditionally, the retail party supplies business has been fragmented, with consumers purchasing party-related products from single owner-operated party supplies stores and designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains. We seek to offer customers a “one-stop” party store that provides a wide selection of merchandise at a compelling value and in sufficient quantities to satisfy customer needs for parties of virtually all sizes and types.

     We continually strive to improve customer satisfaction and strengthen our financial condition. We have recently undertaken various initiatives to make fundamental improvements in our business, profitability and cash flows. These initiatives have primarily focused on our: breadth and quality of products; product pricing; financial, distribution and inventory systems; and employee base.

     With respect to our products, we are developing proprietary processes to evaluate and select our product assortments more efficiently and effectively. We are also reconfiguring our in-store product layout to better align product themes and facilitate an easier shopping experience for our customers.

     Additionally, we continue to make advances in our inventory reduction initiative. Our SKU reduction, vendor rationalization and product allocation strategies have facilitated an average per store inventory reduction of 22% over the prior year and are the principal reason for the increase in our cash and cash equivalents from $3.0 million at March 29, 2003 to $15.8 million at March 27, 2004. This inventory reduction has also resulted in an increase of inventory turnover. We believe these strategies will continue to provide us with the flexibility needed to provide fresh merchandise choices to our customers and still maintain a sufficient variety and quantity of products to satisfy customer needs.

     We have also focused on enhancing our enterprise systems, with the upgrade of our store and corporate systems on target to be fully implemented by July 2004. The investment in our enterprise systems has improved certain store processes, and will provide the systemic foundation for our logistics initiative. Working with our vendor partners and third-party logistics providers, we are embarking on enhancements that will further drive product in-stock positions and lower our supply-chain network costs.

     Underlying these and other important initiatives are key investments we have made in our employee base, including the implementation of training programs related to customer service. Over the last several weeks, we have appointed a chief merchant, a position that remained open for eight months. Further, to develop the staffing infrastructure needed to support our key initiatives regarding product and product flow, we have hired several buying and merchandise managers and two logistics managers.

     Since the implementation of these initiatives, we have generated significant upfront investment expenses that are disproportionate to our sales performance. However, we anticipate these expenses will normalize over time. Most importantly, these investment initiatives are anticipated to improve customer experience and solidify brand recognition which we believe will ultimately result in increased sales, reduced expenses and, accordingly, greater net income. Should our customers respond less favorably to our merchandise offerings, we may need to respond by taking markdowns. If we have to reduce our prices, margins will correspondingly decrease, thus reducing our net income.

     Key Performance Indicators and Statistics

     We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following:

	Quarter Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Net sales (in thousands)	$97,662	$95,846	$375,586	$348,618
Total Company-owned store count	249	241	249	241
Average net sales per same store — current period (in thousands)	$398	$426	$1,544	$1,583
Same store retail transactions (a) (in thousands)	5,373	5,486	18,554	18,479
Same store average net sale per retail transaction	$17.58	$17.37	$19.06	$18.66
Same store net sales growth	(0.9%)	(2.4%)	2.5%	1.1%
Gross profit as a percent of net sales	26.9%	26.8%	33.3%	33.9%
Store profit contribution as a percent of net sales	1.5%	2.6%	10.2%	10.6%
Diluted (loss) earnings per share	$(0.33)	$(0.11)	$0.60	$0.58
EBITDA(b) (in thousands)	$(4,654)	$1,154	$32,493	$34,186

(a)	Retail transactions represent each time a customer makes a purchase at the register.

(b)	see EBITDA discussion on page 23.

     For further discussion of these key indicators, see “— Results of Operations” beginning on page 17.

     The following table shows the growth in our network of Company owned and franchise stores for the third quarter and nine months ended March 27, 2004 and March 29, 2003 :

	Quarter Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Store Data:
Company-owned:
Stores open at beginning of period	247	239	242	209
Stores opened	2	3	8	31
Stores closed	—	(1)	(1)	(1)
Stores acquired from franchisees	—	—	—	2

Stores open at end of period	249	241	249	241

Average Company-owned stores open in period	248	240	247	233

(Decrease) increase in Company-owned same store sales	(0.9%)	(2.4%)	2.5%	1.1%
Franchise:
Stores open at beginning of period	254	240	241	242
Stores opened	2	1	15	9
Stores closed	(2)	—	(2)	(8)
Stores sold to Company	—	—	—	(2)

Stores open at end of period	254	241	254	241

Average franchise stores open in period	253	240	251	244

Total stores chain wide	503	482	503	482

Increase in franchise same store sales	1.3%	1.7%	4.5%	3.3%

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

     We believe our application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate and actual results generally do not differ materially from those determined using necessary estimates.

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

     Goodwill. All of our goodwill is associated with our retail segment. We evaluate goodwill annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. A change in these underlying assumptions may cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying value. In such event, we would then be required to record a charge, which would impact earnings.

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

General Definitions for Operating Results

     Net Sales. Net sales include same store net sales and new store net sales. Same store net sales include net sales for those stores that were in operation for a full period in both the current month and the corresponding month for the prior year. New store net sales include net sales in the current fiscal year from stores opened during the previous fiscal year before they are considered same stores, and new stores opened in the current fiscal year.

     Cost of goods sold and occupancy costs. Cost of goods sold and occupancy costs includes the cost of merchandise, freight to the stores and store occupancy costs. Store occupancy costs include rent, common area maintenance, real estate taxes, repairs and maintenance, depreciation, insurance and utilities.

     Gross profit. Gross profit is net sales minus cost of goods sold and occupancy costs.

     Store operating and selling expenses. Store operating and selling expenses consist of selling and store management payroll, employee benefits, medical insurance, employment taxes, advertising, other store level expenses and pre-opening expenses which are expensed when incurred.

     Company-owned store profit contribution. Company-owned store profit contribution is gross profit minus store operating and selling expenses.

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

     Franchise profit contribution. Franchise profit contribution is franchise revenue minus franchise expenses.

     Interest expense. Interest expense includes interest relating to our senior notes and credit facility. Interest also includes amortization of financing intangibles, bank service charges and interest on capital lease obligations.

Results of Operations

     The following table sets forth the results of operations, and also expresses the results of operations as a percentage of segment revenues and total revenues, for the periods indicated (in thousands, except per share amounts):

		Quarter Ended
	March 27,		March 29,
	2004		2003
Statement of Operations Data:
Company-owned stores:
Net sales	$97,662	100.0%	$95,846	100.0%
Cost of goods sold and occupancy costs	71,432	73.1	70,164	73.2

Gross profit	26,230	26.9	25,682	26.8
Store operating and selling expense	24,754	25.3	23,196	24.2

Company-owned stores profit contribution	1,476	1.5	2,486	2.6
General and administrative expense	8,506	8.7	7,223	7.5
Litigation charge	4,100	4.2	—	0.0

Company-owned loss	(11,130)	(11.4)	(4,737)	(4.9)

Franchise stores:
Royalty fees	3,806	97.9	3,607	97.8
Franchise fees	80	2.1	80	2.2

Total franchise revenues	3,886	100.0	3,687	100.0
Total franchise expense	2,024	52.1	1,755	47.6

Franchise profit contribution	1,862	47.9	1,932	52.4

Operating loss	(9,268)	(9.1)	(2,805)	(2.8)
Interest expense, net	79	0.1	208	0.2

Loss before income taxes	(9,347)	(9.2)	(3,013)	(3.0)
Benefit for income taxes	(3,786)	(3.7)	(1,205)	(1.2)

Net loss	$(5,561)	(5.5%)	$(1,808)	(1.8%)

Basic loss per share	$(0.33)		$(0.11)

Diluted loss per share	$(0.33)		$(0.11)

Weighted average shares outstanding — basic	16,992		16,653
Weighted average shares outstanding — diluted	16,992		16,653

		Nine Months Ended
	March 27,		March 29,
	2004		2003
Statement of Operations Data:
Company-owned stores:
Net sales	$375,586	100.0%	$348,618	100.0%
Cost of goods sold and occupancy costs	250,465	66.7	230,563	66.1

Gross profit	125,121	33.3	118,055	33.9
Store operating and selling expense	86,923	23.1	81,182	23.3

Company-owned stores profit contribution	38,198	10.2	36,873	10.6
General and administrative expense	24,163	6.4	22,928	6.6
Litigation charge	4,100	1.2	—	0.0

Company-owned profit	9,935	2.6	13,945	4.0

Franchise stores:
Royalty fees	14,929	96.3	13,757	97.5
Franchise fees	568	3.7	355	2.5

Total franchise revenues	15,497	100.0	14,112	100.0
Total franchise expense	5,245	33.8	4,963	35.2

Franchise profit contribution	10,252	66.2	9,149	64.8

Operating income	20,187	5.2	23,094	6.4
Interest expense, net	391	0.1	3,917	1.1

Income before income taxes	19,796	5.1	19,177	5.3
Provision for income taxes	8,017	2.1	7,671	2.1

Net income	$11,779	3.0%	$11,506	3.2%

Basic earnings per share	$0.70		$0.69

Diluted earnings per share	$0.60		$0.58

Weighted average shares outstanding — basic	16,871		16,617
Weighted average shares outstanding — diluted	19,630		19,757

Quarter Ended March 27, 2004 Compared to Quarter Ended March 29, 2003

     Retail. Net sales from Company-owned stores increased 1.9% to $97.7 million for the third quarter of Fiscal 2004 from $95.8 million for the third quarter of the prior fiscal year. The 1.9% increase in net sales resulted from an increase of 2.8% related to the stores that have not been open for one year, partially offset by a decrease of 0.9% from same-store net sales. The customer count in Company-owned stores, on a same store basis, decreased 2.1%, and the average net sale increased 1.2%. With six stores joining the same store sales group during the third quarter of Fiscal 2004, same store net sales increased 0.8% in the western region, 0.3% in the eastern region and decreased 3.4% in the central region. Same store net sales for Company-owned stores decreased 2.4% for the third quarter of Fiscal 2003. We opened two new stores and closed no stores during the third quarter of Fiscal 2004 and opened three new stores and closed one store in the same period last year.

     Gross profit increased 2.1% to $26.2 million in the third quarter of Fiscal 2004 from $25.7 million in the same period last year. The increase was primarily due to increased net sales and reduced markdown activity, partially offset by increased occupancy and other costs. Gross margin as a percent of net sales was 26.9% for the third quarter of Fiscal 2004 compared with 26.8% for the same period last year. The chart below shows the components of the $0.5 million increase in gross profit (in millions):

Component	Portion of total change – increase (decrease)
Net sales	$0.5
Merchandise	0.9
Occupancy and other costs	(0.9)

Total	$0.5

     Store operating and selling expenses increased 6.7% to $24.8 million for the third quarter of Fiscal 2004 from $23.2 million in the same period last year. The increase in store operating and selling expenses is attributable to increased expenses related to the additional stores opened since the same period last year. The pre-opening expenses incurred in the third quarter of Fiscal 2004 for the new stores opened in this fiscal quarter and stores to be opened later in the fiscal year amounted to $151,000 compared with $57,000 incurred during the same period last year. Store operating and selling expenses were 25.3% and 24.2% of net sales for the third quarter of Fiscal 2004 and Fiscal 2003, respectively. The increase as a percent of net sales is due mainly to increases in payroll, advertising and other operating expenses relative to the increase in the number of stores and disproportionate sales growth. The chart below shows the components of the $1.6 million increase in store operating and selling expenses (in millions):

Component	Portion of total change – increase (decrease)
Net sales	$0.4
Payroll and fringe benefits	0.3
Advertising	0.5
Credit card, bank fees and other operating costs	0.4

Total	$1.6

     Company-owned store profit contribution was $1.5 million for the third quarter of Fiscal 2004 compared with $2.5 million for the same period last year. The decrease from the prior year is primarily the result of lower same store net sales and increased occupancy and store operating and selling expenses. Store profit contribution as a percent of net sales was 1.5% for the third quarter of Fiscal 2004 compared with 2.6% in the same period last year.

     General and administrative expenses increased 17.8% to $8.5 million for the third quarter of Fiscal 2004 from $7.2 million in the same period last year. General and administrative expenses were 8.7% and 7.5% of net sales for the third quarter of Fiscal 2004 and Fiscal 2003, respectively. This increase is primarily due to increased corporate staffing to support our strategic initiatives, professional fees and training related to the implementation of our new information system, and professional fees for our logistics and Sarbanes-Oxley compliance initiatives. The chart below shows the components of the $1.3 million increase in general and administrative expenses (in millions):

Portion of total change – increase
Component	(decrease)
Corporate payroll	$0.5
Professional fees and training	0.6
Occupancy and other costs	0.2

Total	$1.3

     During this quarter, we recorded a pre-tax charge of $4.1 million related to the settlement payments, attorneys’ fees and estimated expenses of administering the settlement of the lawsuit regarding California overtime wage and hour laws. See Note 7 in the condensed consolidated financial statements included herein.

     Franchising. Franchise fees recognized on two store openings was $80,000 in the third quarter of Fiscal 2004 and $80,000 for two store openings in the same period last year. Royalty fees increased 5.5% to $3.8 million in the third quarter of Fiscal 2004 from $3.6 million in the same period last year. This was primarily due to an increased franchise store base of 13 stores and a same store sales increase of 1.3% for the franchise stores in the third quarter of Fiscal 2004.

     Expenses attributable to the franchise segment increased 15.3% to $2.0 million for the third quarter of Fiscal 2004 from $1.8 million for the third quarter of Fiscal 2003. As a percentage of franchise revenue, franchise expenses were 52.1% and 47.6% for the third quarter of Fiscal 2004 and Fiscal 2003, respectively. This increase is due to increased staffing, corporate allocation and other franchise expenses resulting from new initiative costs, as previously discussed.

     Franchise profit contribution decreased 3.6% to $1.86 million in third quarter of Fiscal 2004 from $1.93 million in the same period last year. The decrease in franchise profit contribution is due to an increase in franchise expenses, partially offset by the increase in royalty fees due to the increase franchise store base and same store net sales increase.

     Interest Expense. Interest expense, net decreased to $79,000 for the third quarter of Fiscal 2004 from $208,000 in the same period last year. This decrease in interest expense is due to lower average borrowings during the quarter compared with the same time last year.

     Income Taxes. An income tax benefit of $3.8 million, or 40.5% of pre-tax income, and $1.2 million, or 40.0% of pre-tax income, was recorded in the third quarter of Fiscal 2004 and Fiscal 2003, respectively. The change in tax rate from 40.0% to 40.5% is due to an increase in the overall state tax rate.

     Net Income. As a result of the above factors, we recorded a net loss of $5.6 million, or $0.33 per basic and diluted share, in the third quarter of Fiscal 2004, as compared to a net loss of $1.8 million, or $0.11 per basic and diluted share, in the third quarter of Fiscal 2003. Weighted average diluted shares outstanding increased to 17.0 million in the third quarter of Fiscal 2004 from 16.7 million in the same period last year. This increase is mainly due to the warrant and stock option exercises during the twelve months ended March 27, 2004.

Nine Months Ended March 27, 2004 Compared with Nine Months Ended March 29, 2003

     Retail. Net sales from Company-owned stores increased 7.7% to $375.6 million for the nine-months ended March 27, 2004 from $348.6 million for the same period last year. The 7.7% increase in net sales resulted from an increase of 5.2% related to the stores that have not been open for one year and an increase in same store net sales of 2.5%. The customer count in Company-owned stores, on a same store basis, increased 0.4%, and the average net sale increased 2.1%. With 37 stores joining the same store sales group during the nine months ended March 27, 2004, same store net sales increased 3.5% in the western region, 3.2% in the eastern region and 1.2% in the central region. Same store net sales for Company-owned stores increased 1.1% for the same period last year. We opened eight new stores and closed one store during the nine-months ended March 27, 2004 and opened 31 stores, acquired two stores from franchises and closed one store during the same period last year.

     Gross profit increased 6.0% to $125.1 million in the nine-months ended March 27, 2004 from $118.1 million in the same period last year. The increase was primarily due to increased sales volume. Gross margin as a percent of sales was 33.3% for the nine-months ended March 27, 2004 compared with 33.9% for the same period last year. The decrease in gross profit as a percent of sales was related to a high level of promotional activity in July and August, the continued emphasis on the clearance of discontinued merchandise as part of the our strategic focus, and increased occupancy and other costs. The chart below shows the components of the $7.0 million increase in gross profit (in millions):

Component	Portion of total change – increase (decrease)
Net sales	$9.2
Merchandise	(1.3)
Occupancy and other costs	(0.9)

Total	$7.0

     Store operating and selling expenses increased 7.1% to $86.9 million for the nine-months ended March 27, 2004 from $81.2 million in the same period last year. The increase in store operating and selling expenses is attributable to increased expenses related to the additional stores opened since the same period last year. The pre-opening expenses incurred in the nine-months ended March 27, 2004 for the new stores and stores to be opened later in the fiscal year amounted to $474,000 compared with $853,000 incurred during the same time period last year. Store operating and selling expenses were 23.1% and 23.3% of sales for the nine-months ended March 27, 2004 and March 29, 2003, respectively. The decrease as a percent of sales is due mainly to a decrease in advertising and other operating expenses. The chart below shows the components of the $5.7 million increase in store operating and selling expenses (in millions):

Component	Portion of total change – increase (decrease)
Net sales	$6.3
Payroll and fringe benefits	0.6
Advertising	(0.2)
Credit card, bank fees and other operating costs	(1.0)

Total	$5.7

     Company-owned store profit contribution was $38.2 million for the nine-months ended March 27, 2004 compared with $36.9 million for the same period last year. The improvement over the prior year is primarily the result of the increase in same store net sales and the number of stores. Store profit contribution as a percent of sales was 10.2% for the nine-months ended March 27, 2004 compared with 10.6% of sales in the same period last year due to the decrease in gross margin as described above.

     General and administrative expenses increased 5.4% to $24.2 million in the nine-months ended March 27, 2004 from $22.9 million in the same period last year. General and administrative expenses were 6.4% and 6.6% of sales for the nine-months ended March 27, 2004 and March 29, 2003, respectively. This 5.4% increase is primarily due to increased corporate staffing, and our information systems, logistics and Sarbanes-Oxley compliance initiatives. The chart below shows the components of the $1.3 million increase in general and administrative expenses (in millions):

Portion of total change – increase
Component	(decrease)
Corporate payroll	$1.1
Professional fees and training	0.2

Total	$1.3

     During the third quarter of Fiscal 2004, we recorded a pre-tax charge of $4.1 million related to the settlement payments, attorneys’ fees and estimated expenses of administering the settlement of the lawsuit regarding California overtime wage and hour laws. See Note 7 in the condensed consolidated financial statements included herein.

     Franchising. Franchising fees recognized on 15 store openings was $568,000 in the nine-months ended March 27, 2004 as compared with $355,000 recognized for nine store openings in the same period last year. Royalty fees increased 8.5% to $14.9 million in the nine-months ended March 27, 2004 from $13.8 million in the same period last year. This was primarily due to an increased franchise store base and a same store sales increase of 4.5% for the franchise stores in the nine-months ended March 27, 2004.

     Expenses attributable to the franchise segment for the nine-months ended March 27, 2004 increased 5.7% to $5.2 million from $5.0 million for the same period last year. As a percentage of franchise revenue, franchise expenses were 33.8% and 35.2% for the nine-months ended March 27, 2004 and March 29, 2003, respectively.

     Franchise profit contribution increased 12.1% to $10.3 million for the nine months ended March 27, 2004 from $9.1 million in the same period last year. The increase in franchise profit contribution is due to the increase in royalty and franchise fees partially offset by a slight increase in franchise expenses.

     Interest Expense. Interest expense, net decreased to $391,000 for the nine-months ended March 27, 2004 from $3.9 million in the same period last year. This decrease in interest expense is due to the repurchase of outstanding senior notes during the first six months of Fiscal 2003. The repurchase of these notes was completed using working capital and borrowings under our asset-based revolving credit agreement.

     Income Taxes. An income tax expense of $8.0 million, or 40.5% of pre-tax income, and $7.7 million, or 40.0% of pre-tax income, was recorded in the nine-months ended March 27, 2004 and March 29, 2003, respectively. The change in tax rate from 40.0% to 40.5% is due to an increase in the overall state tax rate.

     Net Income. As a result of the above factors, net income increased to $11.8 million, or $0.60 per diluted share in the nine-months ended March 27, 2004, as compared to net income of $11.5 million, or $0.58 per diluted share in the same period last year. Weighted average diluted shares outstanding decreased to 19.6 million in the nine-months ended March 27, 2004 from 19.8 million in the same period last year. This decrease is mainly due to a slight decrease in average stock price for the nine months ended March 27, 2004.

Liquidity and Capital Resources

     Our cash requirements are primarily for working capital, the opening of new stores, the improvement and expansion of existing facilities and the improvement of information systems. Historically, these cash requirements have been met through cash flow from operations and borrowings under our credit facilities. At March 27, 2004, working capital was $29.9 million compared to $11.3 million in the same period last year.

     Our current priorities for the use of cash are primarily for investments in high-return capital projects, in particular investments in technology to improve merchandising and distribution, reduce costs, improve efficiencies and assist each store to better serve its customers. Key initiatives include:

•	implementing centralized warehousing and distribution facilities;

•	executing our store information systems roll-out;

•	revitalizing our brand and retail environment;

•	evaluating our current and future store locations;

•	improving customer service at the stores; and

•	enhancing franchise growth.

     Our management currently believes that the cash generated by operations, together with the borrowing availability under the Loan Agreement, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with systems development, logistic initiatives and store improvements. We are currently free of debt, which permits us to consider a wide variety of corporate initiatives intended to improve shareholder value, although there is no assurance that any specific initiative will be pursued or consummated.

Key Indicators of Liquidity and Capital Resources

     The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	Quarter Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$15,773	$3,036	$15,773	$3,036
Working capital	29,946	11,322	29,946	11,322
Total assets	169,420	176,767	169,420	176,767
Borrowings	—	18,637	—	18,637
Stockholders’ equity	93,101	77,319	93,101	77,319
Other Information:
Depreciation and amortization	$4,614	$3,959	$12,306	$11,092
Cash flows (used in) provided by:
Operating activities	$4,160	$(4,973)	$34,807	$11,329
Investing activities	(5,109)	(1,480)	(8,638)	(16,637)
Financing activities	(3,828)	6,215	(13,768)	4,877

Total cash (used in) provided by	$(4,777)	$(238)	$12,401	$(431)

   Operating Activities. For the nine months ended March 27, 2004, cash provided by operating activities was $34.8 million, compared to $11.3 million for the same period last year. The increase in cash provided by operating activities was primarily attributable to a decrease in inventory. The decrease in average inventory level per store of 22.0% from the same period last year, due to management’s inventory reduction initiatives, enabled us to focus on product assortment, merchandise presentation and identify and discontinue slower moving items. The increase was also a result of higher net income and lower accounts payable and other current liabilities.

     Investing Activities. Cash used in investing activities for the nine months ended March 27, 2004 was $8.6 million compared to $16.6 million in the same period in the last fiscal year. The decrease in cash used in investing activities was primarily attributable to the opening of eight Company-owned stores this year as compared with 31 new store openings and the acquisition of two stores from a franchisee during the same period last year.

     Financing Activities. Cash used in financing activities was $13.8 million for the nine months ended March 27, 2004 compared with cash provided by financing activities of $4.9 million for the same period last year. Cash generated from operating activities during Fiscal 2004 was used to pay down our revolving credit facility. We also received proceeds of $1.5 million from the exercise of stock options and warrants in Fiscal 2004 and $1.5 million in Fiscal 2003.

        Loan Agreement. At March 27, 2004, we had no balance outstanding under the Loan Agreement. Under the terms of the Loan Agreement, we may from time to time borrow amounts based on a percentage of our eligible inventory and credit card receivables, up to a maximum of $65 million at any time outstanding, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. Interest on each advance is charged, at our option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was set initially at 1.50%, and is currently at 1.25%, per annum or (ii) at the prime rate less the applicable margin, which was initially set at and is currently 0.25% per annum, (totaling 3.75% at March 27, 2004). The term of the Loan Agreement is through April 30, 2006, and borrowings are secured by a lien on substantially all of our assets. At March 27, 2004 and May 3, 2004, we had no borrowings outstanding under the Loan Agreement. Based on a percentage of current eligible inventory and credit card receivables, we had $23.4 million available to be borrowed under the Loan Agreement at May 3, 2004.

        Stock Repurchase. In September 2001, the Board of Directors authorized us to repurchase up to $15 million of our outstanding common stock. Stock repurchases are made at the discretion of management. There was no stock repurchase activity during the first nine months of Fiscal 2004. During the first nine months of Fiscal 2003, we purchased approximately 463,000 shares for an aggregate amount of $4.1 million. As of March 27, 2004, we had purchased 747,012 shares for an aggregate amount of $5.9 million or 39.6% of the total amount to be purchased.

     Warrants. There were no warrant exercises in the first nine months of Fiscal 2004. In the first nine months of Fiscal 2003, 688,000 warrants to purchase our common stock were exercised. This included an exercise of 458,667 warrants for which proceeds of $490,774 were received and a cashless exercise of the remaining 229,333 warrants for which the warrant holders received 213,792 shares of common stock. The remaining 15,541 shares were surrendered in connection with this exercise. These 15,541 shares of our common stock had a market value of $245,386 at the time of surrender.

EBITDA (Earnings before interest, taxes, depreciation and amortization)

	Quarter Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
EBITDA (a)	$(4,654)	$1,154	$32,493	$34,186
Most directly comparable GAAP measures:
Net (loss) income	$(5,561)	$(1,808)	$11,779	$11,506
Cash flows provided by (used in) operating activities	4,160	(4,973)	34,807	11,329

(a)	Our definition of EBITDA is earnings before interest, taxes, depreciation and amortization. We believe EBITDA provides additional information for determining our ability to meet future debt service requirements. EBITDA should not be construed as a substitute for net income or net cash provided by operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing our operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. We have presented EBITDA, however, because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and/or incur debt. Our computation of EBITDA may not be comparable to similar titled measures of other companies.

     Because we consider EBITDA useful as an operating measure, a reconciliation of EBITDA to net (loss) income follows for the periods indicated:

	Quarter Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
EBITDA(a)	$(4,654)	$1,154	$32,493	$34,186
Depreciation and amortization	(4,614)	(3,959)	(12,306)	(11,092)
Interest expense, net	(79)	(208)	(391)	(3,917)
Benefit (provision) for income taxes	3,786	1,205	(8,017)	(7,671)

Net (loss) income	$(5,561)	$(1,808)	$11,779	$11,506

     Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our net cash provided by (used in) operating activities:

	Quarter Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2004	2003	2004	2003
EBITDA(a)	$(4,654)	$1,154	$32,493	$34,186
Interest expense, net	(79)	(208)	(391)	(3,917)
Benefit (provision) for income taxes	3,786	1,205	(8,017)	(7,671)
Non-cash interest	40	30	120	1,584
Deferred rent	(86)	31	(326)	558
Stock-based compensation	270	47	418	799
Provision for doubtful accounts	58	142	(82)	(460)
Other	3	—	13	—
Changes in assets and liabilities:
Accounts payable, accrued expenses and other current liabilities	1	(6,134)	3,438	8,253
Merchandise inventory	(823)	(6,967)	4,804	(19,882)
Other long-term liabilities	—	45	(119)	(95)
Other current assets and other assets	5,644	5,682	2,456	(2,026)

Net cash provided by (used in) operating activities	$4,160	$(4,973)	$34,807	$11,329

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

Restatement of the Consolidated Statement of Cash Flows:

     As discussed in Note 12 to the condensed consolidated financial statements, we restated our condensed consolidated statement of cash flows for nine month period ended March 29, 2003 to reflect the cash flows related to our cash overdraft as a financing activity rather than an operating activity.

     The consolidated statements of cash flows for the six months ended December 27, 2003 and December 28, 2002, three months ended September 27, 2003 and September 28, 2002 and for the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001 will also be restated to correct the classification of these cash flows. We anticipate amending our Form 10-Q for the periods ended December 27, 2003 and September 27, 2003 and our Form 10-K for the year ended June 28, 2003 in the near future. A summary of the effect of the restatement on cash flows provided by (used in) operating and our financing activities in these statements of cash flows is as follows (in thousands):

	As Previously	As
	Reported	Restated
Six months ended December 27, 2003
Operating Activities:	$30,647	$34,724
Financing Activities:	(9,940)	(14,017)
Six months ended December 28, 2002
Operating Activities:	19,915	16,346
Financing Activities:	(4,907)	(1,338)
Three months ended September 27, 2003
Operating Activities:	(1,783)	795
Financing Activities:	4,462	1,884
Three months ended September 28, 2002
Operating Activities:	(4,814)	(5,120)
Financing Activities:	16,973	17,279
Year ended June 28, 2003
Operating Activities:	24,129	23,088
Financing Activities:	(1,990)	(949)
Year ended June 29, 2002
Operating Activities:	34,127	31,042
Financing Activities:	(20,494)	(17,409)
Year ended June 30, 2001
Operating Activities:	29,655	33,876
Financing Activities:	(8,099)	(12,320)

Contractual Obligations and Commercial Commitments

     To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of March 27, 2004:

	Payments Due By Period (in thousands)
	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Contractual obligations:
Operating leases	$233,745	$46,159	$84,868	$64,365	$38,353
Other contractual obligations	1,000	1,000	—	—	—

Total contractual obligations	$234,745	$47,159	$84,868	$64,365	$38,353

     Our rent expense under operating leases provides for step rent provisions, escalation clauses, capital improvement funding and other lease concessions as applicable in each lease. The minimum lease payments are recognized on a straight-line basis over the term of each individual underlying lease.

     Other contractual obligations include a commitment for selected equipment and services associated with our logistics initiative.

     We enter into arrangements to purchase merchandise up to eight months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

     As of March 27, 2004 and May 5, 2004, we had a contingent liability related to severance payments for 14 and 15 employees, respectively. The total contingent liability ranges from zero to approximately $2.1 million. As of March 27, 2004 and May 5, 2004, we had a standby letter of credit of $3.7 million pursuant to the Loan Agreement.

Off-Balance Sheet Arrangements

     We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

Recent Accounting Pronouncements

     FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of APB No. 50” (“FIN 46”), was issued in January 2003, as amended by FIN 46-R. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The provisions of FIN 46 must be applied no later than the first reporting period ending after March 15, 2004. The Company does not currently participate in any variable interest entities.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as “estimate,” “project,” “expect,” “believe,” “may,” “will,” “intend” or similar statements or variations of such terms. Such forward-looking statements are based on many assumptions that are subject to certain risks and uncertainties, and include among others, the following: levels of sales, store traffic, acceptance of product offerings, competitive pressures from other party supplies retailers and other retailers, availability of qualified personnel, availability of suitable future store locations, schedules of store expansion plans and other factors beyond our control. As a result of the foregoing risks and uncertainties, actual results and performance may differ materially from those projected or suggested herein. Additional information concerning certain risks and uncertainties that could cause our actual results to differ materially from those projected or suggested may be identified from time to time in our Securities and Exchange Commission filings and our public announcements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In the normal course of doing business, we are exposed to interest rate change and market risk. We generally borrow only during certain times of the year as our borrowing patterns are cyclical. Therefore, a sudden increase in interest rates (which under the Loan

Agreement is dependent on, at our option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was set initially at 1.50% per annum, and is currently at 1.25% per annum , or (ii) at the prime rate less the applicable margin, which was set initially at and is 0.25% per annum (totaling 3.75% at March 27, 2004)) may, during peak borrowing, have a negative impact on short-term results. We believe that our interest rate risk is minimal as a hypothetical 1.0% increase or decrease in interest rates in the associated debt’s variable rate would not materially affect our results of operations or cash flows.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     In connection with the SEC's review of our 10-K for the year ended June 28, 2003, we concluded that there is a “reportable condition” (as defined under standards established by the American Institute of Certified Public Accountants) relating to our internal controls over our financial reporting relating to the classification of a financing activity on the cash flow statement. This reportable condition has been thoroughly discussed among management, the audit committee and our independent auditors. Previously, the change in the cash overdraft from year to year was classified in net cash provided by operating activities rather than net cash provided by financing activities. For purposes of this Quarterly Report on Form 10-Q, we have restated our condensed consolidated statements of cash flows for the nine months ended March 29, 2003 to reflect the cash flow related to our cash overdraft in the condensed consolidated statements of cash flows as a financing activity rather than an operating activity. We have enhanced our internal control over financial reporting, including expanding our review of policies and procedures, which we expect will rectify this condition.

     Other than as described above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The information set forth in Note 7 in the Condensed Consolidated Financial Statements included herein is hereby incorporated by reference.

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

We furnished a Current Report on Form 8-K dated January 8, 2004 under Item 12 in reference to a press release dated January 8, 2004 reporting certain information regarding our sales results for the second quarter ended December 27, 2003.

We furnished a Current Report on Form 8-K dated January 12, 2004 under Items 5 and 7 in reference to a press release dated January 12, 2004 reporting that Nancy Pedot was named Chief Executive Officer on a permanent basis and that she would remain on the Board of Directors, and that Rick Griner assumed the newly created position of Chief Operating Officer and has resigned from the Board.

We furnished a Current Report on Form 8-K dated February 6, 2004 under Item 12 in reference to a press release dated February 6, 2004 reporting certain information regarding our operating results for the second quarter ended December 27, 2003.

EXHIBIT INDEX

Exhibit No.
*	3.1	Amended and Restated Certificate of Incorporation of the Company.

	3.2	Bylaws of the Company as amended, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 12, 2003 (the “November 2003 10-Q”).

	4.1	Specimen stock certificate evidencing the Common Stock, incorporated by reference from the Company’s Registration Statement as amended on Form S-1 Number 333-00350 as filed with the Commission on January 18, 1996 (the “S-1”).

	4.2	Form of Amended and Restated Warrant, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on January 19, 2000 (the “January 2000 8-K”).

	4.3	Form of Securities Purchase Agreement, dated as of August 16, 1999, by and between the Company and each of the Investors, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on August 25, 1999 (the “August 1999 8-K”).

	4.4	First Amendment to Securities Purchase Agreement, dated as of January 14, 2000, by and between the Company and each of the Investors, incorporated by reference from the January 2000 8-K.

	4.5	Third Amendment to Securities Purchase Agreement, dated as of April 1, 2001, by and among the Company and each of the Investors, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2001 (the “May 2001 10-Q”).

	10.1	Form of Unit Franchise Agreement entered into by the Company and franchisees, incorporated by reference from the S-1.

	10.2	Option Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman, incorporated by reference from Amendment No. 1 to Schedule 13D as filed by Jack Futterman with the Commission on June 17, 1999 (“Futterman’s 13D”).

	10.3	Stock Pledge Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman, incorporated by reference from Futterman’s 13D.

	10.4	Amended and Restated Investor Rights Agreement, dated as of August 18, 2003, by and among the Company and the Investors, incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Commission on September 26, 2003 (the “September 2003 10-K”).

	10.5	Description of oral consulting agreement between the Company and Ralph Dillon, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on February 13, 2001.

	10.6	General Release and Severance Agreement of James Shea, dated

Exhibit No.
as of May 28, 2003, by and between the Company and James Shea, incorporated by reference from the September 2003 10-K.

10.7	Separation Agreement of Andrew Bailen, dated as of July 14, 2003, by and between the Company and Andrew Bailen, incorporated by reference from the September 2003 10-K.

10.8	Separation Agreement of Thomas Larson, dated as of August 26, 2002, by and between the Company and Thomas Larson, incorporated by reference from the September 2003 10-K.

10.9	Employment Agreement of Steven Skiba, dated as of November 29, 2002, by and between the Company and Steven Skiba, incorporated by reference from the September 2003 10-K.

10.10	Employment Agreement of Linda Siluk, dated as of November 7, 2003, by and between the Company and Linda M. Siluk, incorporated by reference from the November 2003 10-Q.

10.11	Employment Agreement of Warren Jeffrey, dated as of November 7, 2003, by and between the Company and Warren Jeffery, incorporated by reference from the November 2003 10-Q.

10.12	Employment Agreement of Richard H. Griner dated as of January 12, 2004, by and between the Company and Richard H. Griner, incorporated by reference from the February 2004 10-Q.

10.13	Management Stock Purchase Plan of the Company, incorporated by reference from the Registration of Form S-8 as filed with the Commission on July 23, 2001.

10.14	Employee Stock Purchase Plan of the Company, incorporated by reference from the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, included within Form 14-A as filed with the Commission on October 18, 2001.

10.15	Amended and Restated 1994 Stock Option Plan, incorporated by reference from the Registration of Form S-8 as filed with the Commission on January 9, 1997.

10.16	1999 Stock Incentive Plan (Amended and Restated as of October 17, 2003), incorporated by reference from the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders included within Form 14-A as filed with the Commission on October 20, 2003.

10.17	Loan and Security Agreement (the “Loan Agreement”), dated January 9, 2003, by and between the Company and Wells Fargo Retail Finance, LLC (“WFRF”), as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on January 10, 2003.

10.18	Stock Pledge Agreement, dated January 9, 2003, by and among the Company, Party City Michigan, Inc. (“PCMI”) and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

10.19	Trademark Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the

Exhibit No.
		Loan Agreement, incorporated by reference from the September 2003 10-K.

	10.20	Copyright Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

	10.21	Guaranty and Security Agreement, dated January 9, 2003, by and between PCMI and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

	21.1	Subsidiaries, incorporated by reference from the September 2003 10-K.

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included herein

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY CORPORATION

	By	/s/ NANCY PEDOT

(Nancy Pedot)
Chief Executive Officer
(principal executive officer)

	By	/s/ LINDA M. SILUK

(Linda M. Siluk)
Chief Financial Officer
(principal financial and
accounting officer)

Date: May 17, 2004

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of
Party City Corporation
Rockaway, New Jersey

We have reviewed the accompanying condensed consolidated balance sheets of Party City Corporation and Subsidiary as of March 27, 2004 and March 29, 2003, and the related condensed consolidated statements of operations for the quarter and nine month periods ended March 27, 2004 and March 29, 2003 and of cash flows for the nine month periods ended March 27, 2004 and March 29, 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Party City Corporation and Subsidiary as of June 28, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 21, 2003, we expressed an unqualified opinion (and included an explanatory paragraph relating to the adoption of new accounting standard) on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 28, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 12, the condensed consolidated statement of cash flows for the nine month period ended March 29, 2003 has been restated.

DELOITTE & TOUCHE LLP

New York, New York
May 17, 2004