Form 10-K/A
period 2003-06-28
PARTY CITY CORP
filed 2004-07-09
CIK 1005972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/ A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2003

Commission file number 0-27826

Party City Corporation

(Exact name of registrant as specified in its charter)

Delaware	22-3033692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Commons Way, Rockaway, NJ (Address of principal executive offices)	07866 (Zip Code)

Registrant’s telephone number, including area code:

(973) 983-0888

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/ A or any amendment to this Form 10-K/ A.     ☐

          The aggregate market value of voting stock held by non-affiliates of the Registrant on December 28, 2002, based on the closing sale price on such date, was approximately $162,007,200.

          The number of outstanding shares of the Registrant’s classes of common stock, $0.01 par value, as of September 19, 2003 and June 4, 2004 were 16,741,225 and 17,053,694, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Explanatory Note

      We are filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”), which amends and restates our Annual Report on Form 10-K for the year ended June 28, 2003 that was originally filed on September 26, 2003 (the “Original 10-K”), primarily to reflect a restatement of our consolidated statements of cash flows related to our cash overdraft. Previously, the change in the cash overdraft account was classified from year to year in net cash provided by (used in) operating activities, rather than being classified in net cash provided by (used in) financing activities. The prior treatment resulted in (i) higher net cash provided by operating activities and higher net cash used in financing activities of approximately $1,041,000 and $3,085,000 for the years ended June 28, 2003 and June 29, 2002, respectively, and (ii) lower net cash provided by operating activities and lower net cash used in financing activities of approximately $4,221,000 for the year ended June 30, 2001. In this Form 10-K/A, we have restated our consolidated statements of cash flows for the years ended June 28, 2003, June 29, 2002 and June 30, 2001 to reflect the change in cash overdraft account as a financing activity rather than an operating activity. For further discussion, see Item 8 “Financial Statements and Supplementary Data — Note 17. Restatement of Statements of Cash Flows” and Item 9A. “Controls and Procedures.”

      In addition, pursuant to comments from the Securities and Exchange Commission (the “SEC”), we agreed to make certain revisions in our future filings, which we made in our Quarterly Report on Form 10-Q for the three months ended March 27, 2004 and have made in this Form 10-K/A. We have also updated a limited set of disclosure statements throughout this Form 10-K/A that we previously provided in the Original 10-K as of September 19, 2003, the latest practicable date for which such information was available as of the filing of the Original 10-K. The explanatory caption at the beginning of each revised item of this Form 10-K/A sets forth the limited nature of the revisions therein.

      The following sections of this Form 10-K/A have been revised from the Original 10-K:

•	Item 1 — Business

•	Item 3 — Legal Proceedings

•	Item 6 — Selected Financial Data

•	Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8 — Financial Statements and Supplementary Data

•	Item 9A — Controls and Procedures

•	Report of Independent Registered Public Accounting Firm

•	Signature Page

•	Exhibit 31 and 32 Certifications

      Except as set forth above, this Form 10-K/A continues to speak as of the date of the filing of the Original 10-K, September 26, 2003, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, please see our reports filed with the SEC since September 26, 2003.

      Our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 27, 2003 and December 27, 2003 will also be restated in a similar fashion and will be filed simultaneously with this Form 10-K/A. We are not amending any reports affected by the restatement prior to the Original 10-K; therefore, the consolidated statements of cash flows and related financial information included in such reports should no longer be relied upon and are hereby superseded.

Forward-Looking Statements

      This Form 10-K/A (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as “estimate,” “project,” “expect,” “believe,” “may,” “will,” “intend” or similar statements or variations of such terms. Such forward-looking statements are based on many assumptions that are subject to certain risks and uncertainties, and include among others, the following: levels of sales, store traffic, acceptance of product offerings, competitive pressures from other party supplies retailers and other retailers, availability of qualified personnel, availability of suitable future store locations, schedules of store expansion plans and other factors beyond our control. As a result of the foregoing risks and uncertainties, actual results and performance may differ materially from those projected or suggested herein. Additional information concerning certain risks and uncertainties that could cause our actual results to differ materially from those projected or suggested may be identified from time to time in our Securities and Exchange Commission filings and our public announcements.

Item 1.	Business

      A limited set of disclosure statements have been updated in this section as of June 4, 2004 that we previously provided in the Original 10-K as of September 19, 2003, the latest practicable date for which such information was available as of the filing of the Original 10-K. We have also updated the Risk Factor entitled “We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which could harm our business” on page 11 to reflect the hiring of Nancy Pedot as our permanent Chief Executive Officer.

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

General

      We are a specialty retailer of party supplies with a network of more than 500 stores. At September 19, 2003, we owned and operated 247 stores in the United States and our franchisees operated an additional 253 stores in the United States, including 5 stores in Puerto Rico. At June 4, 2004, we owned and operated 249 stores in the United States and our franchisees operated an additional 256 stores in the United States, including 5 stores in Puerto Rico. We believe that we are America’s largest party goods chain. We authorized our first franchise store in 1989 and opened our first Company-owned store in January 1994.

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

      Effective July 3, 1999, we changed our fiscal year end for financial reporting from December 31, to the Saturday nearest to June 30. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52 or 53 weeks, as applicable, ending the Saturday nearest to June 30, unless otherwise noted.

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

      Maintain Value Price Position. We use the aggregate buying power of our more than 500 Company-owned and franchise store network which allows the stores to offer a broad line of high quality merchandise at competitive prices. We believe we reinforce customers’ expectations of savings by prominently displaying signs announcing our value pricing and savings opportunities. We also maintain a lowest price guaranty policy in Company-owned stores, and we suggest our franchisees adhere to such a policy. This policy guarantees that Party City stores will meet and discount the advertised prices of a competitor’s products. We believe that this policy has helped foster our image of offering consumers exceptional value for their money.

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

Store Locations

      As of September 19, 2003, there were 500 Party City stores open in the United States and Puerto Rico. Of these, 247 were Company-owned and 253 were operated by our franchisees. As of June 4, 2004, there were 505 Party City stores open in the United States and Puerto Rico. Of these, 249 were Company-owned and 256 were operated by our franchisees The following table shows the growth in Party City’s network of stores for the Fiscal Years 1999 through 2003.

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

     Store Layout

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

     Product Categories

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

General. We carry a range of brand name and private label merchandise, including tableware, table covers, cutlery, crepe paper, cups and tumblers.

     Product Selection, Purchasing and Suppliers

      The following represents suppliers from whom we purchased at least 5% of our merchandise:

Supplier	Fiscal 2003	Fiscal 2002	Fiscal 2001

Amscan, Inc.	23%	23%	23%
Unique Industries, Inc.	8%	7%	7%
Hallmark Marketing Corp	6%	6%	6%
Rubies Costumes Co. Inc	6%	7%	7%

Total	43%	43%	43%

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

Franchise Operations

      As of September 19, 2003, the Company had 253 franchise stores throughout the United States and Puerto Rico. As of June 4, 2004, the Company had 256 franchise stores throughout the United States and Puerto Rico. A Party City store run by a franchisee utilizes the Company’s format, design specifications, methods, standards, operating procedures, systems and trademarks.

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

      As of September 19, 2003, we had nine territory agreements with certain franchisees. As of June 4, 2004, we had thirteen territory agreements with certain franchisees. These agreements grant the holder of the territory the right to open one or more stores within a stated time period.

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

Employees

      As of September 19, 2003, we employed approximately 1,600 full-time and 4,300 part-time employees. We consider our relationships with our employees to be good. None of our employees are covered by a collective bargaining agreement.

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

     We may be unable to achieve our expansion plans for future growth

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

     We may need to raise additional capital to fund our operations

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

     An effective franchise program is key to our success

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

A downturn in the economy may affect consumer purchases of discretionary items, which could reduce our sales

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

Our inability to identify and anticipate changes in consumer demands and preferences and our inability to respond to such consumer demands in a timely manner could reduce our sales

      Our products appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Our success depends on our ability to identify product trends as well as to anticipate and respond to changing merchandise trends and consumer demand in a timely manner. We cannot assure you that we will be able to continue to offer assortments of products that appeal to our customers or that we will satisfy changing consumer demands in the future. Accordingly, if:

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

If we lose any of our key vendors or any of our key vendors fail to supply us with merchandise, we may not be able to meet the demands of our customers and our sales could decline

      Our business is dependent to a significant degree upon close relationships with vendors and our ability to purchase brand name and private label merchandise at competitive prices. During the fiscal year 2003, we purchased approximately 43% of the aggregate amount of our merchandise from four vendors. The loss of any of these key vendors could have a material adverse effect on our business, results of operations and financial condition. We cannot guarantee that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future. In this regard, certain merchandise that is in high demand may be allocated by vendors based upon the vendors’ internal criteria that are beyond our control, and consequently we may receive less product than we anticipated.

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

     We face a high level of competition in our markets

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

Our operating results are subject to seasonal and quarterly fluctuations, which could cause the market price of our common stock to decline

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

      In addition, we opened six new Company-owned stores and closed one Company store in Fiscal 2004 through September 19, 2003. We opened eight new Company-owned stores and closed one Company store in Fiscal 2004 through June 4, 2004 and plan to open two more new Company-owned stores for the remainder of Fiscal 2004. Our results of operations may vary significantly as a result of the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-opening expenses associated with new stores and the relative proportion of new stores to mature stores. Any significant decline in our results of operations as a result of these variations could adversely affect our stock price.

Failure to successfully utilize our information systems could cause interruptions to our business and impair our future growth

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

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which could harm our business

      Our success depends to a large extent on the continued service of our executive management team. Departures by our executive officers could have a negative impact on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. At the time we filed the Original 10-K, our Acting Chief Executive Officer, Nancy Pedot, who was appointed in April 2003 upon the resignation of the then current Chief Executive Officer James Shea, had informed the Company’s Board of Directors that she did not wish to be a candidate for the Chief Executive Officer position on a permanent basis. However, as of January 2004, Ms. Pedot accepted the position of Chief Executive Officer on a permanent basis. We do not maintain key-man life insurance on any of our executive officers.

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

     Our stock price may be volatile and could decline substantially

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

      This section has been updated for events and developments occurring subsequent to the filing of the Original 10-K through June 4, 2004.

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

      In early 2000, defendants moved to dismiss the second amended complaint on the ground that it failed to state a cause of action. On May 29, 2001, the District Court issued an Opinion and Order dismissing the Complaint against all defendants with prejudice. On June 27, 2001, plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit. In April 2002, the parties reached an agreement in principle to settle the action, and the Court of Appeals remanded the case to the District Court to supervise the implementation of the settlement. The terms of the settlement were contained in the agreement in principle, and included the settlement amount, of which our settlement contribution of $380,000 was not material to our results of operations, cash flow or financial condition.

      On May 14, 2003, the District Court approved the terms of the definitive settlement agreement. Accordingly, in May 2003, we paid our contribution pursuant to the terms of the settlement agreement to close this matter.

Other

      A lawsuit was filed on September 25, 2001 against us in Los Angeles Superior Court by an assistant manager in one of our California stores for himself and on behalf of other members of an alleged class of Party City store managers (the “Class”) who claim we misclassified the Class members as exempt from California overtime wage and hour laws. The Class members sought the disgorgement of overtime wages allegedly owed by us to them but not paid and they also sought punitive damages and statutory penalties.

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

      In addition to the foregoing, from time to time the Company is involved in routine litigation incidental to the conduct of the business, which is not, individually or in the aggregate, material to the Company

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

Equity Compensation Plan Information

      The following sets forth certain information as of June 28, 2003 concerning our equity compensation plans:

			Number of Securities
		Weighted-Average	Available for Future
	Number of Securities to	Exercise Price of	Issuance under Equity
	be Issued upon Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column(a))

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	2,249,276 (2)	$8.78	553,078 (3)
Equity compensation plans not approved by security holders(4)	27,168 (5)	$8.18	277,321

Total	2,276,444	$8.78	830,399

(1)	Consists of our Amended and Restated 1994 Stock Option Plan (the “1994 Plan”), Amended and Restated 1999 Stock Incentive Plan (the “1999 Plan”), and Employee Stock Purchase Plan (the “ESPP”).

(2)	Consists of 638,349 outstanding options for our common stock pursuant to the 1994 Plan, 1,583,140 outstanding options for our common stock pursuant to the 1999 Plan and 27,787 shares of our common stock which will be issued on January 1, 2004 pursuant to the ESPP. Under the ESPP, our employees have the opportunity to purchase shares of our common stock at a discount through accumulated payroll deductions. The shares which will be issued in January 2004 will have a purchase price of $8.78 per share.

(3)	Consists of 407,135 options that remain available for issuance pursuant to the 1999 Plan and 145,943 shares of our common stock that remain available for issuance pursuant to the ESPP. No additional options may be issued under the 1994 Plan after September 4, 2000.

(4)	Consists of our Management Stock Purchase Plan. A description of our Management Stock Purchase Plan is contained in Note 9 to the consolidated financial statements located herein.

(5)	These shares will be issued in future periods as provided for in the Plan.

Item 6.	Selected Financial Data

      We have derived the selected financial data presented below from our audited consolidated financial statements (restated) for the Fiscal Years ended June 28, 2003, June 29, 2002, June 30, 2001, July 1, 2000 and December 31, 1998 and the six months ended July 3, 1999. The selected financial data gives effect to the restatement as discussed in Note 17 to the consolidated financial statements. The selected financial information presented below should be read in conjunction with such consolidated financial statements and notes thereto. The six months ended June 30, 1998 is presented for comparative purposes.

SELECTED FINANCIAL DATA

	Year Ended

	June 28,	June 29,	June 30,	July 1,	December 31,
	2003(d)	2002(d)	2001(d)	2000(d)	1998(e)

	(In thousands, except per share and store data)
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
Statement of Operations Data:
Total revenues	$482,620	$423,510	$395,900	$363,399	$294,334

Company-owned stores:
Net sales	$464,258	$405,821	$380,671	$349,722	$282,923
Cost of goods sold and occupancy costs	311,170	263,980	252,320	240,356	194,761

Gross profit	153,088	141,841	128,351	109,366	88,162
Store operating and selling expense	108,294	91,576	88,128	83,470	73,970

Company-owned stores profit contribution	44,794	50,265	40,223	25,896	14,192
General and administrative expense	32,475	27,086	26,603	30,399	15,939

Retail profit (loss) contribution	12,319	23,179	13,620	(4,503)	(1,747)

Franchise stores:
Royalty fees	18,007	17,048	14,604	13,187	10,841
Franchise fees	355	641	625	490	570

Total franchise revenues	18,362	17,689	15,229	13,677	11,411
Total franchise expense	6,538	6,563	4,937	4,406	4,114

Franchise profit contribution	11,824	11,126	10,292	9,271	7,297

Operating income	24,143	34,305	23,912	4,768	5,550
Interest expense, net	3,990	5,610	7,949	8,423	2,636

Income (loss) before income taxes	20,153	28,695	15,963	(3,655)	2,914
Provision (benefit) for income taxes(a)	8,061	11,503	6,002	(4,636)	1,127

Net income	$12,092	$17,192	$9,961	$981	$1,787

Basic earnings per share	$0.73	$1.32	$0.78	$0.08	$0.14

Diluted earnings per share	$0.62	$0.89	$0.56	$0.07	$0.14

Weighted average shares outstanding — basic	16,602	13,068	12,723	12,611	12,411

Weighted average shares outstanding — diluted	19,646	19,313	17,819	14,283	12,704

	Year Ended

	June 28,	June 29,	June 30,	July 1,	December 31,
	2003(d)	2002(d)	2001(d)	2000(d)	1998(d)

	(In thousands, except per share and store data)
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
Operating Data:
Number of Company-owned stores (end of year)	242	209	193	197	207

Increase in Company-owned same store sales	2.2%	4.9%	10.3%	3.8%	11.3%

Number of franchise stores (end of year)	241	242	261	211	167

Increase in franchise same store sales	3.7%	4.5%	4.3%	7.9%	6.8%

Average sales per Company-owned store	$2,090	$2,044	$1,961	$1,810	$1,684

Other Information:
Depreciation and amortization	$16,229	$12,156	$10,431	$10,757	$6,598

Cash flow provided by (used in):
Investing activities	$(22,234)	$(20,008)	$(15,664)	$6,184	$(39,094)

Financing activities	(949)	(17,409)	(12,320)	(18,845)	48,648

Balance Sheet Data:
Working capital (deficiency)	$12,867	$14,707	$8,784	$15,069	$(15,039)

Total assets	167,999	149,054	141,342	132,086	149,343

Bank borrowings(c)	11,229	8,915	16,006	29,547	—

Stockholders’ equity	79,422	67,599	51,090	40,861	49,368

EBITDA:
EBITDA(b)	$40,372	$46,461	$34,343	$15,525	$12,148

Most directly comparable GAAP measures:
Net income	$12,092	$17,192	$9,961	$981	$1,787

Cash flows provided by (used in):
Operating activities	$23,088	$31,042	$33,876	$5,141	$(2,697)

	Six Months Ended

	July 3,	June 30,
	1999(e)	1998

	(In thousands, except per share data)
	(As restated)	(As restated)
Statement of Operations Data:
Total revenues	$156,509	$97,272

Company-owned stores:
Net sales	$151,349	$92,718
Cost of goods sold and occupancy costs	109,858	65,246

Gross profit	41,491	27,472
Store operating and selling expenses	42,052	24,111

Company-owned stores (loss) profit contribution	(561)	3,361
General and administrative expenses	15,856	5,615

Retail loss	(16,417)	(2,254)

Franchise stores:
Royalty fees	4,907	4,379
Franchise fees	253	175

Total franchise revenues	5,160	4,554
Total franchise expense	1,906	1,803

Franchise profit contribution	3,254	2,751

Operating (loss) income	(13,163)	497
Interest expense, net	2,378	873

Loss before income taxes	(15,541)	(376)
Benefit for income taxes(a)	(2,125)	(146)

Net loss	$(13,416)	$(230)

Basic and diluted loss per share	$(1.08)	$(0.02)

Weighted average shares outstanding — basic and diluted	12,455	12,376

Other information:
Depreciation and amortization	$5,229	$3,634

Cash flows provided by (used in):
Investing activities	$(7,933)	$(12,832)

Financing activities	6,449	34,329

Balance Sheet Data:
Working capital (deficiency)	$(26,694)	$40,805

Total assets	161,347	119,168

Bank borrowings(c)	—	40,182

Stockholders’ equity	35,934	46,103

	Six Months Ended

	July 3,	June 30,
	1999	1998

	(In thousands, except per share data)
	(As restated)	(As restated)
EBITDA:
EBITDA(b)	$(7,934)	$4,131

Most directly comparable GAAP measures:
Net loss	$(13,416)	$(230)
Cash flows provided by (used in):
Operating activities	$779	$(21,984)

(a)	The fiscal year ended July 1, 2000 includes $3.7 million of benefit related to the reversal of valuation reserves on deferred tax assets established in the six months ended July 3, 1999 due to the uncertainty at that time that our net operating loss carryforwards would be realized.

(b)	Our definition of EBITDA is earnings before interest, taxes, depreciation and amortization. We believe EBITDA provides additional information for determining our ability to meet future debt service requirements. EBITDA should not be construed as a substitute for income from operations, net income or cash flow from operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing our operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. We have presented EBITDA, however, because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and/or incur debt. Our computation of EBITDA may not be comparable to similar titled measures of other companies.

      A reconciliation of EBITDA to net income follows for the periods indicated:

	Year Ended					Six Months Ended

	June 28,	June 29,	June 30,	July 1,	December 31,	July 1,	June 30,
	2003	2002	2001	2000	1998	1999	1998

	(In thousands)
EBITDA	$40,372	$46,461	$34,343	$15,525	$12,148	$(7,934)	$4,131
Depreciation and amortization	(16,229)	(12,156)	(10,431)	(10,757)	(6,598)	(5,229)	(3,634)
Interest expense, net	(3,990)	(5,610)	(7,949)	(8,423)	(2,636)	(2,378)	(873)
(Provision) benefit for income taxes	(8,061)	(11,503)	(6,002)	4,636	(1,127)	2,125	146

Net income (loss)	$12,092	$17,192	$9,961	$981	$1,787	$(13,416)	$(230)

     Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our cash flow from operating activities:

	Year Ended					Six Months Ended

	June 28,	June 29,	June 30,	July 1,	December 31,	July 1,	June 30,
	2003	2002	2001	2000	1998	1999	1998

	(In thousands)
EBITDA	$40,372	$46,461	$34,343	$15,525	$12,148	$(7,934)	$4,131
Interest expense, net	(3,990)	(5,610)	(7,949)	(8,423)	(2,636)	(2,378)	(873)
(Provision) benefit for income taxes	(8,061)	(11,503)	(6,002)	4,636	(1,127)	2,125	146
Non-cash interest	1,624	1,395	1,815	1,506	—	—	—
Deferred taxes	(2,131)	819	1,543	(6,213)	(933)	(2,338)	(6)
Deferred rent	556	765	1,148	978	2,459	1,082	1,024
Stock based compensation	342	463	264	—	—	—	—
(Provision for) benefit from doubtful accounts	(498)	(67)	(65)	975	127	204	—
Tax effect of non-qualified stock options	556	37	—	—	—	—	—
Impairment charge	1,505	—	2,275	1,172	—	300	—
Loss (gain) on dispositions and sale of stores	162	—	(131)	1,386	—	234	—
Changes in assets and liabilities:
Accounts payable, accrued expenses and other current liabilities	3,608	4,894	11,522	(3,416)	5,353	1,392	(8,977)
Merchandise inventory	(9,634)	(7,310)	(6,606)	186	(15,618)	11,897	(11,997)
Other long-term liabilities	121	833	(326)	(306)	(630)	(89)	—
Other current assets and other assets	(1,444)	(135)	2,045	(2,865)	(1,840)	(3,716)	(5,432)

Net cash provided by (used in) operating activities	$23,088	$31,042	$33,876	$5,141	$(2,697)	$779	$(21,984)

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

      (d) As restated, see Note 17 to the consolidated financial statements included in Item 8.

      (e) We determined that the cash overdraft should have been classified as a liability rather than a reduction of cash and cash equivalents. As a result, the consolidated balance sheets and consolidated statements of cash flows for the years ended December 31, 1998 and the six months ended July 3, 1999 have been restated to reflect (i) the cash overdraft as a liability rather than a reduction in cash and cash equivalents and (ii) the cash flows related to the Company’s cash overdraft as a financing activity rather than a reduction in cash and cash equivalents.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This section has been updated to give effect to the restatement as discussed in Note 17 to the audited consolidated financial statements included in Item 8, and should be read in conjunction with the accompanying audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

      Pursuant to SEC comments, we agreed to make certain revisions in our future filings, which we made in our Quarterly Report on Form 10-Q for the three months ended March 27, 2004 and have made herein. Except for the formatting revisions we made pursuant to SEC comments, we did not alter the presentation herein to conform to the improved format we set forth in our Quarterly Report on Form 10-Q for the three months ended March 27, 2004. We have also updated certain disclosure statements in “Liquidity and Capital Resources” that were made as of September 19, 2003, the latest practicable date for which such information was available as of the filing of the Original 10-K.

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

      Insurance accruals. Our consolidated balance sheets include liabilities with respect to self-insured workers’ compensation and general liability claims. We estimate the required liability of such claims on a discounted basis utilizing an actuarial method, based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

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

      Store Closure Costs. We record estimated store closure costs, estimated lease commitment costs net of estimated sublease income and other miscellaneous store closing costs, when the liability is incurred. Such estimates may be subject to change should actual costs differ.

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

Year Ended June 28, 2003 (“Fiscal 2003”) Compared to Year Ended June 29, 2002 (“Fiscal 2002”)

      Retail. Net sales from Company-owned stores increased 14.4% to $464.3 million in Fiscal 2003 from $405.8 million in Fiscal 2002. The Fiscal 2003 results include 209 stores that were open at the beginning of that year, plus 13 stores acquired during the year, 22 stores opened during the year and two stores closed during the year. Same store sales increased 2.2% in Fiscal 2003 and the remaining 12.2% increase in sales relates to the stores that have been open for less than one year. The customer count in company-owned stores, on a same store basis, decreased 1.2%, and the average sale, on a same store basis, increased 3.4%. With nine stores joining the same store sales group during Fiscal 2003, same store sales increased 2.8% in the eastern region, 2.1% in the central region and 1.4% in the western region.

      Gross profit, which is net sales minus cost of goods sold and occupancy costs, increased 7.9% to $153.1 million in Fiscal 2003 from $141.8 million in Fiscal 2002. The increase in gross profit of $11.3 million is due to increases in gross profit from new stores of $12.0 million and an increase in gross profit in mature stores (i.e., stores open for 24 months or longer) of $1.7 million offset by $2.4 million of markdown charges. This $12.0 million increase in gross profit from 35 new stores was produced at a reduced gross profit rate due to the higher occupancy costs ratio in new stores, including stores acquired in the Seattle market which were opened in early Fiscal 2003. The new store gross margin rate for Fiscal 2003 was 23.5% compared to the mature store gross margin rate for Fiscal 2003 of 34.4%. In addition, we increased promotional efforts to clear slower moving merchandise which caused us to recognize markdown charges of approximately $2.4 million related to products identified for clearance. As a percent of sales, these markdown charges decreased gross profit by approximately 0.6%. Gross profit as a percentage of sales was 33.0% and 35.0% for Fiscal 2003 and Fiscal 2002, respectively.

      Store operating and selling expenses increased 18.3% to $108.3 million for Fiscal 2003 from $91.6 million in Fiscal 2002. The increase in store operating expenses of $16.7 million is primarily attributable to increased expenses of $16.4 million related to 35 new stores, including $4.2 million of additional advertising expense and $12.2 million of new store operating expenses. Store operating expenses were 23.3% of sales for Fiscal 2003 compared with 22.6% of sales in Fiscal 2002 due to the impact of new stores not having achieved mature store sales levels. For Fiscal 2003, operating expenses as a percent of sales were 22.2% for mature stores compared to 32.3% for our stores open for less than 24 months, including stores acquired in the Seattle market.

      Pre-opening expenses of $1.6 million were recorded in Fiscal 2003 for 22 new stores opened during the year and for eight stores scheduled to open in the first quarter of Fiscal 2004. Pre-opening expenses of $753,000 were recorded in Fiscal 2002 for 13 new stores opened during the year and for eight stores scheduled to open in the first quarter of Fiscal 2003.

      Company-owned store profit contribution, which is gross profit minus store operating and selling expenses, decreased to $44.8 million in Fiscal 2003 compared with $50.3 million in Fiscal 2002 for the reasons set forth above.

      General and administrative expenses increased 19.9% to $32.5 million in Fiscal 2003, compared with $27.1 million in Fiscal 2002. The increase of $5.4 million is primarily attributable to an increased store base which required investments in new systems and new logistics initiatives and related consulting services. Our investments resulted in additional depreciation of approximately $1.0 million, and we incurred $1.4 million of professional and consulting fees related to the implementation of these systems and logistics initiatives. Furthermore, we recorded fixed asset and goodwill impairment charges of approximately $1.5 million associated with five under-performing stores, and executive severance and other payroll charges of $700,000.

      Retail profit contribution, which is store profit contribution minus general and administrative expenses, decreased by 46.9% to $12.3 million in Fiscal 2003, compared with $23.2 million in Fiscal 2002. Retail profit contribution as a percent of sales was 2.7% in Fiscal 2003 compared with 5.7% in Fiscal 2002 for the reasons set forth above.

      Franchising. Royalty fees increased 5.6% to $18.0 million in Fiscal 2003 compared with $17.0 million in Fiscal 2002. Franchise fees, recognized on nine store openings during Fiscal 2003, decreased 44.6% to $355,000 compared with $641,000 during Fiscal 2002 recognized on 19 store openings. Franchise same store sales increased 3.7% in Fiscal 2003 as compared with a 4.5% increase in Fiscal 2002.

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

      Franchise profit contribution, which is franchise revenue minus expenses related to franchise revenue, increased 6.3% to $11.8 million in Fiscal 2003 from $11.1 million in Fiscal 2002. The increase in franchise profit contribution is due to the increase in royalty fees along with a decrease in franchise expenses, offset in part by a decrease in franchise fee income, as discussed above.

      Interest Expense. Interest expense decreased 28.9% to $4.0 million for Fiscal 2003 from $5.6 million in Fiscal 2002. This decrease in interest expense is due to the repurchase of outstanding senior notes during the later part of the second quarter that had an effective interest rate of 29%, with a cash interest rate of 18.5%. The repurchase of these notes was completed using cash from operations and borrowings under the credit agreement at significantly lower interest costs. The repurchase of the notes resulted in a pre-tax charge of $2.2 million related to a pre-payment premium. As a result of the cash needed to repurchase the notes, the average borrowings under the Credit Agreement in Fiscal 2003 were $12.2 million compared with average borrowings under the Credit Agreement of $3.4 million in Fiscal 2002.

      Income Taxes. Income taxes of $8.1 million, or 40.0% of pre-tax income, were provided in Fiscal 2003 compared to income taxes of $11.5 million, or 40.1% of pre-tax income recorded in Fiscal 2002.

      Net Income. As a result of the above factors, net income decreased to $12.1 million or $0.73 per basic share and $0.62 per diluted share in Fiscal 2003, as compared to net income of $17.2 million, or $1.32 per basic share and $0.89 per diluted share in Fiscal 2002. Weighted average basic shares outstanding increased from 13.1 million in Fiscal 2002 to 16.6 million in Fiscal 2003 due to the exercise of 672,459 warrants during Fiscal 2003. Weighted average diluted shares increased from 19.3 million in Fiscal 2002 to 19.6 million in Fiscal 2003.

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

Liquidity and Capital Resources

      The Company’s cash requirements are primarily for working capital, the opening of new stores, the improvement and expansion of existing facilities and the improvement of information systems. Historically, these cash requirements have been met through cash flow from operating activities and borrowings under credit facilities. At June 28, 2003, working capital was $12.9 million compared with $14.7 million at June 29, 2002.

      Operating Activities. Net cash provided by operating activities was $23.1 million in Fiscal 2003 compared with $31.0 million in Fiscal 2002. The decrease is primarily due to a decrease in net income of $5.1 million in Fiscal 2003 and an increase in inventories of $9.6 million due mainly to the opening of 35 new stores offset by the closing of two stores.

      Investing Activities. Net cash used in investing activities was $22.2 million in Fiscal 2003 as compared to $20.0 million in Fiscal 2002. In Fiscal 2003, we made investments of $13.8 million for 22 new store openings, $1.8 million for acquired stores, $2.8 million in our existing store base, and $3.8 million for other corporate capital and systems. In Fiscal 2002, our investments were $7.0 million for 13 new store openings, $5.9 million for acquired stores, $1.5 million in our existing store base, and $5.6 million for other corporate capital and systems.

      Financing Activities. Net cash used in financing activities was $949,000 primarily due to a payment in November 2002 of $10.2 million in Senior Notes in advance of maturity, the purchase of $4.1 million of treasury stock as part of the Company’s stock buy-back plan and $524,000 in financing costs. This is offset in part by $11.2 million in borrowings under the Loan Agreement, $1.6 million from proceeds of stock options and warrants and $1.0 million in cash overdrafts.

      Loan Agreement. In January 2003, the Company entered into a $65 million revolving credit facility (the “Loan Agreement”) with Wells Fargo Retail Finance, LLC, as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent. Under the terms of the Loan Agreement, the Company may borrow amounts based on a percentage of its eligible inventory and credit card receivables, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. Interest on advances is charged, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was set initially at 1.50% per annum, and is currently at 1.25% per annum, or (ii) at the prime rate less the applicable margin, which was set initially and is currently at 0.25% per annum. The term of the Loan Agreement is through April 30, 2006 and is secured by a lien on substantially all of the Company’s assets. Pursuant to the Loan Agreement, we have a standby letter of credit of $3.1 million at June 28, 2003 and September 19, 2003. At June 28, 2003, September 19, 2003 and June 4, 2004, the Company had $11.2 million, $20.2 million and $0 in borrowings outstanding under the Loan Agreement, respectively. The Company had $41.7 million and $19.4 million available to be borrowed under the Loan Agreement at September 19, 2003 and June 4, 2004, respectively.

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

      Stock Repurchase. In September 2001, the Board of Directors authorized us to repurchase up to $15 million of our outstanding common stock. The stock repurchases are made at the discretion of management. During Fiscal 2002, we repurchased 284,000 shares for an aggregate amount of $1.8 million, or 12.2% of the total amount authorized to be purchased. During Fiscal 2003, we repurchased 463,000 shares for an aggregate amount of $4.1 million, or 27.4% of total amount authorized to be purchased. As of June 4, 2004, we have purchased a total of 747,012 shares for an aggregate amount of $5.9 million, or 39.6% of the total amount to be purchased.

      Our management currently believes that the cash generated by operating activities, together with the borrowing availability under the Loan Agreement, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with systems development, logistic initiatives and store improvements. We are currently free of debt, which permits us to consider a wide variety of corporate initiatives intended to improve shareholder value, although there is no assurance that any specific initiative will be pursued or consummated

Contractual Obligations and Commercial Commitments

      To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of June 28, 2003:

	Payments Due By Period

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years

	(In thousands)
Contractual Obligations
Operating leases	$266,233	$45,968	$87,607	$69,595	$63,063
Advances under Loan Agreement	11,229	11,229	—	—	—
Severance arrangements	199	199	—	—	—
Capital lease obligations	32	32	—	—	—

Total Contractual Obligations	$277,693	$57,428	$87,607	$69,595	$63,063

      As of June 28, 2003 and September 19, 2003, we had a contingent liability related to severance payments to 11 employees which ranged from zero to approximately $1.1 million. As of June 4, 2004, we had a contingent liability related to severance payments to 15 employees which ranged from zero to approximately $2.1 million. As of June 28, 2003 and September 19, 2003, we had a standby letter of credit of $3.1 million pursuant to the Loan Agreement. As of June 4, 2004, we were contingently liable under a standby letter of credit of $3.7 million pursuant to the Loan Agreement.

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

Recent Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), replacing Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. This statement also established that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 has not had and is not expected to have a material impact on our consolidated financial statements.

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

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. We are currently evaluating the impact of adopting this statement on our consolidated financial position and results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. Although we are still in the process of reviewing the new statement, we believe this statement will have no material impact on our consolidated financial statements.

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

      This section has been updated to give effect to the restatement as discussed in Note 17 to the consolidated financial statements, and should be read in conjunction with the accompanying audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. While the restatement did not have any effect on our operating or net income or on our consolidated balance sheets, it did affect two line items in our consolidated statements of cash flows: (i) accounts payable, accrued expenses and other current liabilities relating to net cash provided by operating activities and (ii) cash overdrafts relating to net cash used in financing activities.

      The response to this item is submitted as a separate section of this Report commencing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      This section has been updated for events and developments occurring subsequent to the filing of the Original 10-K through June 4, 2004.

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

      We regularly evaluate our internal control over financial reporting and discuss these matters with our independent accountants, Deloitte & Touche LLP, and our audit committee. We concluded in May 2004 that there was a “reportable condition” (as defined under standards established by the American Institute of Certified Public Accountants) in our internal control over financial reporting relating to the classification of a financing activity on the cash flow statement. Previously, the change in the cash overdraft account was classified from year to year in net cash provided by (used in) operating activities, rather than being classified in net cash provided by (used in) financing activities. The prior treatment resulted in (i) higher net cash provided by operating activities and higher net cash used in financing activities of approximately $1,041,000 and $3,085,000 for the years ended June 28, 2003 and June 29, 2002, respectively, and (ii) lower net cash provided by operating activities and lower net cash used in financing activities of approximately $4,221,000 for the year ended June 30, 2001. Although the dollar amounts relating to the reportable condition were immaterial to our results of operations, financial condition and liquidity, our management, the audit committee and our independent accountants reviewed and analyzed our internal controls, procedures and policies in response to this reportable condition. As a result, we enhanced our internal controls over financial reporting, including hiring additional financing and accounting staff, enhancing the training of our finance and accounting staff and requiring periodic review of a wider variety of current technical accounting literature.

      In this Annual Report on Form 10-K/ A, we have restated our consolidated statements of cash flows for the years ended June 28, 2003, June 29, 2002 and June 30, 2001 to reflect the cash flow related to our cash overdraft in the consolidated statements of cash flows as a financing activity rather than an operating activity. While the restatement did not have any effect on our operating or net income or on our consolidated balance sheets, it did affect two line items in our consolidated statements of cash flows: (i) accounts payable, accrued expenses and other current liabilities relating to net cash provided by operating activities and (ii) cash overdrafts relating to net cash used in financing activities.

      As required by Rule 13a-15(b) under the Exchange Act and in light of the restatement of our consolidated statements of cash flows, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report and as of June 4, 2004. Based on the foregoing, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the reportable condition had been remediated and that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report and as of June 4, 2004.

      Other than as described above, there has been no change in our internal control over financial reporting during the fourth quarter ended June 28, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, other than as described above, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies and procedures or in other areas that could significantly affect our internal control over financial reporting.

PART III

      In accordance with general instruction G(3) for an Annual Report on Form 10-K/A, the information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) List of Documents filed as part of this Annual Report on Form 10-K/A.

1. The following consolidated financial statements listed below are filed as a separate section of this Report commencing on page F-1.

Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

Consolidated Balance Sheets as of June 28, 2003 and June 29, 2002.

Consolidated Statements of Income for the years ended June 28, 2003, June 29, 2002 and June 30, 2001.

Consolidated Statements of Stockholders’ Equity for the years ended June 28, 2003, June 29, 2002 and June 30, 2001.

Consolidated Statements of Cash Flows for the years ended June 28, 2003, June 29, 2002 and June 30, 2001 (As Restated).

Notes to Consolidated Financial Statements for the years ended June 28, 2003, June 29, 2002 and June 30, 2001.

2. Financial Statement Schedule for the years ended June 28, 2003, June 29, 2002 and June 30, 2001.

3. List of Exhibits.

      The following exhibits are included as a part of this Annual Report on Form 10-K/ A or, where indicated, are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.

3.1	Certificate of Incorporation of the Company, incorporated by reference from the Company’s Registration Statement as amended on Form S-1 Number 333-00350 as filed with the Commission on January 18, 1996 (the “S-1”).
3.2	Bylaws of the Company as amended.

Exhibit No.

4.1	Specimen stock certificate evidencing the Common Stock, incorporated by reference from the S-1.
4.2	Form of Amended and Restated Warrant, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on January 19, 2000 (the “January 2000 8-K”).
4.3	Form of Securities Purchase Agreement, dated as of August 16, 1999, by and between the Company and each of the Investors, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on August 25, 1999 (the “August 1999 8-K”).
4.4	First Amendment to Securities Purchase Agreement, dated as of January 14, 2000, by and between the Company and each of the Investors, incorporated by reference from the January 2000 8-K.
4.5	Second Amendment to Securities Purchase Agreement, dated as of April 1, 2001, by and among the Company and each of the Investors, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2001 (the “May 2001 10-Q”).
10.1	Form of Unit Franchise Agreement entered into by the Company and franchisees, incorporated by reference from the S-1.
10.2	Option Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman, incorporated by reference from Amendment No. 1 to Schedule 13D as filed by Jack Futterman with the Commission on June 17, 1999 (“Futterman’s 13D”).
10.3	Stock Pledge Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman, incorporated by reference from Futterman’s 13D.
10.4	Amended and Restated Investor Rights Agreement, dated as of August 18, 2003, by and among the Company and the Investors.
10.5	Description of oral consulting agreement between the Company and Ralph Dillon, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on February 13, 2001 (the “February 2001 10-Q”).
10.6	General Release and Severance Agreement of James Shea, dated as of May 28, 2003, by and between the Company and James Shea.
10.7	Separation Agreement of Andrew Bailen, dated as of July 14, 2003, by and between the Company and Andrew Bailen.
10.8	Separation Agreement of Thomas Larson, dated as of August 26, 2002, by and between the Company and Thomas Larson.
10.9	Employment Agreement of Steven Skiba, dated as of November 29, 2002, by and between the Company and Steven Skiba.
10.10	Management Stock Purchase Plan of the Company, incorporated by reference from the Registration of Form S-8 as filed with the Commission on July 23, 2001.
10.11	Employee Stock Purchase Plan of the Company, incorporated by reference from the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, included within Form 14-A as filed with the Commission on October 18, 2001.
10.12	Amended and Restated 1994 Stock Option Plan, incorporated by reference from the Registration of Form S-8 as filed with the Commission on January 9, 1997.
10.13	1999 Stock Incentive Plan (Amended and Restated as of October 25, 2000), incorporated by reference from the February 2001 10-Q.

Exhibit No.

10.14	Loan and Security Agreement (the “Loan Agreement”), dated January 9, 2003, by and between the Company and Wells Fargo Retail Finance, LLC (“WFRF”), as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on January 10, 2003.
10.15	Stock Pledge Agreement, dated January 9, 2003, by and among the Company, Party City Michigan, Inc. (“PCMI”) and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement.
10.16	Trademark Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement.
10.17	Copyright Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement.
10.18	Guaranty and Security Agreement, dated January 9, 2003, by and between PCMI and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement.
21.1	Subsidiaries. The wholly owned subsidiary of the Company is Party City Michigan, Inc. incorporated on October 23, 1997, in the State of Delaware. This subsidiary does business under the name Party City Michigan, Inc.
*23.1	Consent of Deloitte & Touche LLP.
*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included herein

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 9, 2004.

PARTY CITY CORPORATION

By:	/s/ LINDA M. SILUK

Linda M. Siluk
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ RALPH D. DILLON Ralph D. Dillon	Non-Executive Chairman of the Board and Director	July 9, 2004

By:	/s/ MICHAEL E. TENNENBAUM Michael E. Tennenbaum	Vice Chairman and Director	July 9, 2004

By:	/s/ L.R. JALENAK, JR. L.R. Jalenak, Jr.	Director	July 9, 2004

By:	/s/ FRANKLIN R. JOHNSON Franklin R. Johnson	Director	July 9, 2004

By:	/s/ HOWARD LEVKOWITZ Howard Levkowitz	Director	July 9, 2004

By:	/s/ WALTER SALMON Walter Salmon	Director	July 9, 2004

By:	/s/ NANCY PEDOT Nancy Pedot	Chief Executive Officer and Director	July 9, 2004

By:	/s/ LINDA M. SILUK Linda M. Siluk	Chief Financial Officer	July 9, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Party City Corporation
Rockaway, New Jersey

      We have audited the accompanying consolidated balance sheets of Party City Corporation and subsidiary as of June 28, 2003 and June 29, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended June 28, 2003. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15a. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Party City Corporation and subsidiary as of June 28, 2003 and June 29, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 28, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of July 1, 2001 to conform with Statement of Financial Accounting Standards No. 142.

      As discussed in Note 17, the consolidated statements of cash flows for each of the three fiscal years in the period ended June 28, 2003, have been restated.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

August 21, 2003 (June 30, 2004 as to the effects
of the restatement discussed in Note 17)

PARTY CITY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	As of

	June 28,	June 29,
	2003	2002

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,372	$3,467
Merchandise inventory	65,908	55,867
Other current assets, net	21,900	17,616

Total current assets	91,180	76,950
Property and equipment, net	52,819	49,356
Goodwill	18,614	18,016
Other assets	5,386	4,732

Total assets	$167,999	$149,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,960	$32,414
Cash overdraft	4,126	3,085
Accrued expenses and other current liabilities	24,998	26,744
Advances under Loan Agreement	11,229	—

Total current liabilities	78,313	62,243
Long-term liabilities:
Deferred rent and other long-term liabilities	10,264	10,297
Senior Notes	—	8,915
Commitments and contingencies Stockholders’ equity:
Common stock, $0.01 par value; authorized, 25,000,000 shares; issued 17,296,807 and 16,239,081 shares, respectively	173	162
Additional paid-in capital	43,178	39,347
Retained earnings	42,011	29,919
Treasury shares, at cost (747,012 and 284,000 shares, respectively)	(5,940)	(1,829)

Total stockholders’ equity	79,422	67,599

Total liabilities and stockholders’ equity	$167,999	$149,054

See accompanying notes to consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended

	June 28, 2003	June 29, 2002	June 30, 2001

	(In thousands, except per share data)
Revenues:
Net sales	$464,258	$405,821	$380,671
Royalty fees	18,007	17,048	14,604
Franchise fees	355	641	625

Total revenues	482,620	423,510	395,900
Expenses:
Cost of goods sold and occupancy costs	311,170	263,980	252,320
Company-owned stores operating and selling expense	108,294	91,576	88,128
Franchise expense	6,538	6,563	4,937
General and administrative expense	32,475	27,086	26,603

Total expenses	458,477	389,205	371,988

Operating income	24,143	34,305	23,912
Interest income	(175)	(176)	(545)
Interest expense	4,165	5,786	8,494

Interest expense, net	3,990	5,610	7,949

Income before income taxes	20,153	28,695	15,963
Provision for income taxes	8,061	11,503	6,002

Net income	$12,092	$17,192	$9,961

Basic earnings per share	$0.73	$1.32	$0.78

Weighted average shares outstanding — basic	16,602	13,068	12,723

Diluted earnings per share	$0.62	$0.89	$0.56

Weighted average shares outstanding — diluted	19,646	19,313	17,819

See accompanying notes to consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Treasury
			Paid-In-	Retained	Stock at
	Shares	Amounts	Capital	Earnings	Cost	Total

	(In thousands, except number of shares)
Balance at July 1, 2000	12,722,205	$127	$37,968	$2,766	$—	$40,861
Exercise of stock options	1,250	—	4	—	—	4
Equity compensation	—	—	264	—	—	264
Net income	—	—	—	9,961	—	9,961

Balance at June 30, 2001	12,723,455	127	38,236	12,727	—	51,090
Warrant exercise	3,381,624	34	(34)	—	—	—
Equity compensation	—	—	463	—	—	463
Tax effect of non-qualified options	—	—	37	—	—	37
Exercise of stock options	134,002	1	645	—	—	646
Repurchase of common shares (284,000 shares)	—	—	—	—	(1,829)	(1,829)
Net income	—	—	—	17,192	—	17,192

Balance at June 29, 2002	16,239,081	162	39,347	29,919	(1,829)	67,599
Warrant exercise	672,459	7	484	—	—	491
Equity compensation	—	—	342	—	—	342
Tax effect of non-qualified options	—	—	556	—	—	556
Exercise of stock options	213,486	2	1,130	—	—	1,132
Issuance of shares of Management Stock Purchase Plan	95,511	1	707	—	—	708
Issuance of shares of Employee Stock Purchase Plan	76,270	1	612	—	—	613
Repurchase of common shares (463,012 shares)	—	—	—	—	(4,111)	(4,111)
Net income	—	—	—	12,092	—	12,092

Balance at June 28, 2003	17,296,807	$173	$43,178	$42,011	$(5,940)	$79,422

See accompanying notes to consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	June 28, 2003	June 29, 2002	June 30, 2001

	(In thousands)
	(As Restated,	(As Restated,	(As Restated,
	see Note 17)	see Note 17)	see Note 17)
Cash flow from operating activities:
Net income	$12,092	$17,192	$9,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,229	12,156	10,431
Non-cash interest and financing costs	1,624	1,395	1,815
Deferred taxes	(2,131)	819	1,543
Deferred rent	556	765	1,148
Stock based compensation	342	463	264
Provision for doubtful accounts	(498)	(67)	(65)
Tax effect of non-qualified stock options	556	37	—
Impairment charge	1,505	—	2,275
Loss (gain) on disposition and sale of stores	162	—	(131)
Changes in assets and liabilities:
Accounts payable, accrued expenses and other current liabilities	3,608	4,894	11,522
Merchandise inventory	(9,634)	(7,310)	(6,606)
Other long-term liabilities	121	833	(326)
Other current assets and other assets	(1,444)	(135)	2,045

Net cash provided by operating activities	23,088	31,042	33,876
Cash flow from investing activities:
Purchases of property and equipment	(20,476)	(14,085)	(16,305)
Stores acquired	(1,758)	(5,923)	(516)
Proceeds from sales of stores	—	—	1,157

Net cash used in investing activities	(22,234)	(20,008)	(15,664)
Cash flow from financing activities:
Payments on Senior Notes	(10,207)	(19,311)	(8,103)
Purchase of treasury shares	(4,111)	(1,829)	—
Proceeds from exercise of stock options and warrants	1,623	646	4
Cash overdrafts	1,041	3,085	(4,221)
Payment of financing costs	(524)	—	—
Net proceeds from Loan Agreement	11,229	—	—

Net cash used in financing activities	(949)	(17,409)	(12,320)

Net (decrease) increase in cash and cash equivalents	(95)	(6,375)	5,892
Cash and cash equivalents, beginning of year	3,467	9,842	3,950

Cash and cash equivalents, end of year	$3,372	$3,467	$9,842

Supplemental disclosure of cash flow information:
Income taxes paid	$9,895	$9,990	$5,315
Interest paid	$2,978	$5,283	$6,648
Supplemental disclosure of non-cash financing activity:
Issuance of warrants	$245	$3,955	$—
Issuance of shares under management stock purchase plan	$708	$—	$—
Issuance of shares under employee stock purchase plan	$613	$—	$—

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

      The Company’s fiscal year ends on the Saturday nearest June 30. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52-week or 53-week period ending on the Saturday nearest to June 30, unless otherwise noted.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include provision for slow-moving inventory, insurance accruals, finite-lived assets, recoverability of goodwill, sales returns and store closure costs.

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

     Vendor Allowances

      The Company and certain vendors have arrangements whereby the vendors provide merchandise allowances based on purchases. The Company accounts for these allowances as a reduction of inventory cost. The Company also receives vendor allowances as reimbursement for advertising. Advertising allowances are recorded as reductions to advertising expense as they do not affect inventory or gross margin. These allowances represent reimbursements of specific, incremental, identifiable costs incurred by the Company in selling the vendor’s product and therefore are characterized as a reduction of that cost when recognized in the income statement.

     Advertising Costs

      Advertising costs, including print and other media advertising, are expensed as incurred and were $22.4 million, $16.7 million and $17.6 million for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

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

     Impairment of Finite-Lived Assets

      The Company evaluates Finite-Lived Assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). This statement supersedes SFAS No. 121, “Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of.” Finite-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. The Company evaluated its finite-lived assets and based on current and projected performance, determined that the fixed assets must be impaired for four stores in the Seattle market and one other store. Therefore, a pre-tax charge of $946,000 was recognized in Fiscal 2003. After adjusting for this impairment charge, management believes the carrying value and useful lives are appropriate.

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

     Goodwill

      The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) effective July 1, 2001. It changes the accounting for goodwill from an amortization method to an “impairment only” approach. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company evaluated the goodwill associated with its acquisitions and based on current and projected performance, determined that the goodwill associated with one acquisition had little to no carrying value. Therefore, the carrying amount of goodwill was impaired and a charge for $558,000 was taken in Fiscal 2003. After adjusting for this impairment charge, management believes the carrying value is appropriate. All of the Company’s recorded goodwill is associated with its retail segment.

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

      The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. If the options are granted to employees below fair market value, compensation expense is recognized. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123.” If compensation cost for the Company’s stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123 the Company’s net income would have been:

	Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

	(In thousands, except per share data)
Net income:
As reported	$12,092	$17,192	$9,961
Add: Stock-based employee compensation determined under APB25, net of taxes	205	278	166
Deduct: Total stock based employee compensation expense determined under fair value based method, net of taxes	(1,247)	(2,423)	(1,232)

Pro-forma	$11,050	$15,047	$8,895

Basic earnings per share:
As reported	$0.73	$1.32	$0.78
Pro-forma	0.67	1.16	0.70
Diluted earnings per share:
As reported	$0.62	$0.89	$0.56
Pro-forma	0.56	0.78	0.50

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

     Operating Leases

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

     Recent Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), replacing Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. This statement also established that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 has not had and is not expected to have a material impact on the consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirement is effective for the Company’s Fiscal Year ended June 28, 2003. The Company has evaluated the accounting provisions of the interpretation and there was no material impact on the financial condition, results of operations or cash flows for the fiscal year ended June 28, 2003. The Company has made the required disclosures in the consolidated financial statements as of June 28, 2003 (see Note 13).

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, “Accounting For Stock-Based Compensation” (“SFAS No. 123”) to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company will continue to account for stock-based equity compensation using the intrinsic value method of APB Opinion 25. The Company is required to follow prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the fiscal year ended June 28, 2003.

      In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”), with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period after January 31, 2003, regardless of when the variable interest entity was established. The Company has evaluated the accounting provisions of the interpretations and determined that there was no material impact on its financial condition, results of operations or cash flows, since the Company is not the primary beneficiary of any variable interest entities.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the impact of adopting this statement on its consolidated financial position and results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. Although the Company is still in the process of reviewing the new statement, the Company believes this statement will have no material impact on its consolidated financial statements.

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

     Fiscal 2003

      In Fiscal 2003, the Company acquired two stores from a franchisee. The aggregate consideration paid in connection with this acquisition was $1.6 million. The consolidated balance sheets include allocations of the purchase price related to this transaction resulting in the recording of approximately $1.0 million in goodwill, $407,000 in inventory and $195,000 in fixed assets.

      The acquisitions have been accounted for under the purchase method of accounting. The results of operations of the acquired stores are included in the financial statements from the date the stores were opened.

      The purchase price of these acquisitions was determined by applying a multiple to the acquired business’s proforma earnings before depreciation, amortization, and taxes. The range of multiples the Company uses has generally resulted in an acceptable return on our investment compared to the opening of a new site as the customer and sales base is established.

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

      All of the Company’s recorded goodwill is associated with its retail segment. The changes in the carrying amount of goodwill for the Fiscal Year ended June 28, 2003 and June 29, 2002 are as follows (in thousands):

Balance as of June 30, 2001	$13,647
Goodwill acquired during the period	4,369

Balance as of June 29, 2002	18,016
Goodwill acquired during the period	1,156
Goodwill impairment during the period	(558)

Balance as of June 28, 2003	$18,614

3.	Other Current Assets

      Other current assets consist of the following (in thousands):

	June 28,	June 29,
	2003	2002

Deferred taxes	$7,428	$5,827
Prepaid expenses and other current assets	4,764	4,095
Prepaid rent	4,722	4,127
Receivables from franchisees	2,454	2,562
Advance merchandise payments	1,513	708
Restricted cash from advertising fund	1,307	1,082

	22,188	18,401
Less: Allowance for doubtful accounts	(288)	(785)

	$21,900	$17,616

4.     Property and Equipment

      Property and equipment consists of the following (in thousands):

	June 28,	June 29,
	2003	2002

Equipment	$48,647	$43,648
Furniture	34,147	26,411
Leasehold improvements	25,426	19,469

	108,220	89,528
Less: accumulated depreciation	(55,401)	(40,172)

	$52,819	$49,356

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

7.     Financing Agreements

      In January 2003, the Company entered into a $65 million revolving credit facility (“Loan Agreement”) with Wells Fargo Retail Finance, LLC, as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent. Under the terms of the Loan Agreement, the Company may borrow amounts based on a percentage of its eligible inventory and credit card receivables, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. Interest on advances is charged, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was set initially at 1.50%, currently at 1.25%, per annum or (ii) at the prime rate less the applicable margin, which was initially set at and is currently 0.25% per annum. The term of the Loan Agreement is through April 30, 2006 and is secured by a lien on substantially all of the Company’s assets. The Company has a standby letter of credit of $3.1 million outstanding at June 28, 2003. At June 28, 2003, the Company had $11.2 million in borrowings outstanding under the Loan Agreement, respectively.

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

8.     Earnings per Share

      The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Net income	$12,092	$17,192	$9,961
Earnings per share — basic	$0.73	$1.32	$0.78
Earnings per share — diluted	$0.62	$0.89	$0.56
Weighted average common shares outstanding	16,602	13,068	12,723
Dilutive effect of stock options	637	650	244
Dilutive effect of warrants	2,323	5,531	4,852
Restricted stock units	84	64	—

Weighted average common shares and common equivalent shares outstanding	19,646	19,313	17,819

Options excluded from dilutive calculation	686,285	260,555	907,794

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

Stock Repurchase

      In September 2001, the Board of Directors authorized the Company to repurchase up to $15 million of its outstanding common stock. The stock repurchases are made at the discretion of management. During Fiscal 2002, the Company repurchased 284,000 shares for an aggregate amount of $1.8 million, or 12.2% of the total amount authorized to be purchased. During Fiscal 2003, the Company repurchased 463,012 shares for an aggregate amount of $4.1 million or 27.4% of total amount authorized to be purchased. As of June 28, 2003, the Company had purchased 747,012 shares for an aggregate amount of $5.9 million or 39.6% of the total amount authorized to be purchased.

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

      On October 5, 2000, the Board approved an amendment and restatement of the 1999 Plan, increasing the number of shares of common stock reserved for issuance thereunder from 500,000 to 2,000,000. This adoption was approved by the Company’s stockholders on November 15, 2000. A total of 2,000,000 shares are reserved for issuance under the 1999 Plan. There have been 1,866,000 options issued of which 74,085 have been exercised and 1,583,140 are outstanding. There have been cancellations of 208,775 options, therefore there are 342,775 options remaining to issue.

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

      The 1999 Plan provides for the grants of options and restricted stock and other stock-based awards as the compensation committee of the Board of Directors may from time to time deem appropriate. Such awards may include stock appreciation rights, phantom stock awards, bargain purchase of stock and stock bonuses. Vesting and other terms of stock options awarded are set out in the agreements between the Company and the individuals receiving such awards. The exercise price of the options is determined by the compensation committee at the time of grant and may not be less than the fair market value of the Company’s common stock on the date of grant. Options granted under the 1999 Plan vest over four to seven years from date of grant, and expire in ten years.

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

      During June 2001, the Company established a Management Stock Purchase Plan (“MSPP”). The MSPP is designed to provide a means by which the Company may attract highly qualified persons to enter into and remain in the employment of the Company. In addition, the MSPP provides a means whereby employees of the Company can defer a portion of their compensation to be used to acquire and maintain ownership of the Company’s common stock, thereby strengthening their commitment to the welfare of the Company and promoting an identity of interest among Company stockholders and these employees. The amount deferred by the individual is held in restricted stock units. These restricted stock units are purchased at a discount of 20% or 25% depending on the amount of the individual deferral from the average price of Company’s common stock on the determination date. Such discounts vest at the end of three years or seven years, selected by the participant, after the determination date. The amortization of the discount is charged to compensation expense over the three-year period or seven year period. The compensation expense attributable to the MSPP for Fiscal 2003, 2002 and 2001, was $188,000, $33,000 and $0 respectively.

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

      The following tables summarize information about stock option transactions for the 1999 Plan and the 1994 Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance at July 1, 2000	1,521,126	$7.29
Granted	398,000	4.14
Exercised	(1,250)	3.00
Canceled	(266,500)	8.62

Balance at June 30, 2001	1,651,376	6.29
Granted	591,750	8.03
Exercised	(134,002)	4.82
Canceled	(104,248)	10.72

Balance at June 29, 2002	2,004,876	6.59
Granted	638,000	14.85
Exercised	(212,486)	5.28
Canceled	(208,901)	9.71

Balance at June 28, 2003	2,221,489	$8.78

Options Exercisable at:
June 30, 2001	839,316	$8.49
June 29, 2002	1,076,631	7.41
June 28, 2003	1,399,241	7.94

	Options Outstanding
				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	at June 28,	Contractual	Exercise	at June 28,	Exercise
Range of Exercise Prices	2003	Life	Price	2003	Price

$1.71 to $3.00	491,512	4.70	$2.19	455,205	$2.13
$3.15 to $7.38	602,726	7.62	5.38	315,494	5.17
$7.42 to $13.58	478,501	6.61	10.13	315,792	10.01
$13.63 to $16.00	451,750	8.57	14.60	138,625	14.24
$16.37 to $32.50	197,000	7.51	19.02	174,125	19.33

	2,221,489	6.94	$8.78	1,399,241	$7.94

10.     Income Taxes

      The provision for income tax expense (benefit) consists of the following (in thousands):

	Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Current:
Federal	$8,036	$7,760	$3,720
State	1,925	2,673	470
Foreign	232	251	269

	10,193	10,684	4,459
Deferred:
Federal	(1,730)	1,329	1,154
State	(401)	(510)	389

	(2,131)	819	1,543

	$8,062	$11,503	$6,002

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

      Future minimum lease payments under outstanding leases, severance arrangements and advances under loan agreements at June 28, 2003, are as follows (in thousands):

				Advances
				Under
	Operating	Capital	Severance	Loan
	Leases	Lease	Arrangements	Agreement

Fiscal year ending:
2004	$45,968	$32	$199	$11,229
2005	44,519	—	—	—
2006	43,088	—	—	—
2007	38,956	—	—	—
2008	30,639	—	—	—
Thereafter	63,063	—	—	—

Total minimum lease payments	$266,233	$32	$199	$11,229

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

      Pursuant to the Loan Agreement, the Company has a standby letter of credit of $3,130,000 outstanding at June 28, 2003. This standby letter of credit relates to general liability and workers compensation insurance and expired on April 17, 2004.

14.     Commitments and Contingencies

     Securities Litigation

      The Company was named as a defendant in twelve class action complaints in the United States District Court for the District of New Jersey. A former Chief Executive Officer, a former Chief Financial Officer/ Executive Vice President of Operations were also named as defendants in these complaints. The complaints were filed as class actions on behalf of persons who purchased or acquired Party City common stock during various time periods between February 26, 1998 and March 18, 1999 (the “Class Period”). In October 1999, plaintiffs filed an amended class action complaint and, in February 2000, plaintiffs filed a second amended complaint, which alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and sought unspecified damages. The plaintiffs alleged that defendants issued a series of false and misleading statements and failed to disclose material facts concerning, among other things, Party City’s financial condition, adequacy of internal controls and compliance with certain loan covenants during the Class period. The plaintiffs further alleged that because of the issuance of a series of false and misleading statements and/or the failure to disclose material facts, the price of Party City’s common stock was artificially inflated.

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

      The following table contains key financial information of the Company’s business segments (in thousands):

	Year Ended

	June 28,	June 29,	June 30,
	2003	2002	2001

	(In thousands, except per share data)
Retail:
Net sales	$464,258	$405,821	$380,671
Cost of goods sold and occupancy costs	311,170	263,980	252,320

Gross profit	153,088	141,841	128,351
Store operating and selling expense	108,294	91,576	88,128

Company-owned stores profit contribution	44,794	50,265	40,223
General and administrative expense	32,475	27,086	26,603

Retail profit contribution	$12,319	$23,179	$13,620
Identifiable assets	$165,833	$147,277	$139,944
Depreciation/amortization	$16,229	$12,156	$10,431
Capital expenditures	$22,234	$14,085	$16,305

Franchise:
Royalty fees	$18,007	$17,048	$14,604
Franchise fees	355	641	625

Total franchise revenues	18,362	17,689	15,229
Total franchise expense	6,538	6,563	4,937

Franchise profit contribution	11,824	11,126	10,292

Identifiable assets	$2,166	$1,777	$1,398
Depreciation/amortization	$—	$—	$—
Capital expenditures	$—	$—	$—
Operating income	24,143	34,305	23,912
Interest expense, net	3,990	5,610	7,949

Income before income taxes	20,153	28,695	15,963
Provision for income taxes	8,061	11,503	6,002

Net income	$12,092	$17,192	$9,961

16.     Selected Quarterly Information (Unaudited) (in thousands, except per share data)

	Quarter Ended

	September	December	March	June

Year Ended June 29, 2002
Total revenues	$84,384	$148,112	$90,104	$100,910
Cost of goods sold and occupancy costs	57,667	83,928	60,816	61,569
Net (loss) income	(1,786)	14,939	(96)	4,135
Basic (loss) earnings per share	$(0.14)	$1.15	$(0.01)	$0.31
Diluted (loss) earnings per share	(0.14)	0.79	(0.01)	0.21

Year Ended June 28, 2003
Total revenues	$95,006	$168,191	$99,533	$119,890
Cost of goods sold and occupancy costs	64,425	95,974	70,164	80,607
Net (loss) income	(1,736)	15,050	(1,808)	586
Basic (loss) earnings per share	$(0.11)	$0.90	$(0.11)	$0.04
Diluted (loss) earnings per share	(0.11)	0.76	(0.11)	0.03

      The per share amounts are calculated independently for each quarter. The sum of the quarters may not equal the full year per share amounts.

17.     Restatement of Statements of Cash Flows

      Subsequent to the issuance of the consolidated financial statements for the period ended June 28, 2003 the Company determined that the cash flow related to the Company’s cash overdraft should have been classified as a financing activity rather than as an operating activity. As a result, the consolidated statements of cash flows for the years ended June 28, 2003, June 29, 2002 and June 30, 2001 have been restated to reflect the cash flows related to the Company’s cash overdraft as a financing activity rather than an operating activity. A summary of the effect of the restatement on cash flows provided by (used in) operating and financing activities is as follows (in thousands):

	As Previously
	Reported	As Restated

Year ended June 28, 2003:
Cash flows provided by operating activities	$24,129	$23,088
Cash flows used in financing activities	$(1,990)	$(949)

Year ended June 29, 2002:
Cash flows provided by operating activities	$34,127	$31,042
Cash flows used in financing activities	$(20,494)	$(17,409)

Year ended June 30, 2001:
Cash flows provided by operating activities	$29,655	$33,876
Cash flows used in financing activities	$(8,099)	$(12,320)

PARTY CITY CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance	Amounts	Write-offs	Balance
	Beginning	Charged to Cost	Against	End of
	of Year	and Expenses	Reserve	Year

	(In thousands)
Allowance for Doubtful Accounts:
Year Ended June 28, 2003	$785	$50	$(548)	$287
Year Ended June 29, 2002	852	366	(433)	785
Year Ended June 30, 2001	917	315	(380)	852

Reserve for Returns:
Year Ended June 28, 2003	547	16,249	16,123	673
Year Ended June 29, 2002	253	14,204	13,910	547
Year Ended June 30, 2001	—	13,323	13,070	253