Form 10-Q/A
period 2003-09-27
PARTY CITY CORP
filed 2004-07-09
CIK 1005972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/ A

(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003	Commission file number 0-27826

Party City Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3033692 (I.R.S. Employer Identification No.)

400 Commons Way Rockaway, New Jersey (Address of Principal Executive Offices)	07866 (Zip Code)

973-983-0888

(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No: ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No: ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

          The number of outstanding shares of the Registrant’s classes of common stock, $0.01 par value, as of November 3, 2003 and June 4, 2004 were 16,790,308 and 17,053,694, respectively.

PART I.

FINANCIAL INFORMATION

Explanatory Note

      We are filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”), which amends and restates our Quarterly Report on Form 10-Q for the three months ended September 27, 2003 that was originally filed on November 12, 2003 (the “Original 10-Q”), primarily to reflect a restatement of our condensed consolidated statements of cash flows related to our cash overdraft. Previously, the change in the cash overdraft account was classified from year to year in net cash provided by (used in) operating activities, rather than being classified in net cash provided by financing activities. The prior treatment resulted in (i) higher net cash used in operating activities and higher net cash provided by financing activities of approximately $2,578,000 for the three months ended September 27, 2003 and, (ii) lower net cash used in operating activities and lower net cash provided by financing activities of approximately $306,000 for the three months ended September 28, 2002. In this Form 10-Q/A, we have restated our condensed consolidated statements of cash flows for the three months ended September 27, 2003 and September 28, 2002 to reflect this change in cash overdraft account as a financing activity rather than an operating activity. For further discussion, see Part I, Item 1. “Financial Statements — Note 11. Restatement of Statements of Cash Flows” and Item 4. “Controls and Procedures.”

      In addition, pursuant to comments from the Securities and Exchange Commission (the “SEC”), we agreed to make certain revisions in our future filings, which we made in our Quarterly Report on Form 10-Q for the nine months ended March 27, 2004 and have made in this Form 10-Q/A. We have also updated a limited set of disclosure statements throughout this Form 10-Q/A that we previously provided in the Original 10-Q as of November 3, 2003, the latest practicable date for which such information was available as of the filing of the Original 10-Q. The explanatory caption at the beginning of each revised item of this Form 10-Q/A sets forth the limited nature of the revisions therein.

      The following sections of this Form 10-Q/A have been revised from the Original 10-Q:

•	Part I, Item 1. — Financial Statements

•	Part I, Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4. — Controls and Procedures

•	Part II, Item 1. — Legal Proceedings

•	Report of Independent Registered Public Accounting Firm

•	Signature Page

•	Exhibit 31 and 32 Certifications

      Except as set forth above, this Form 10-Q/A continues to speak as of the date of the filing of the Original 10-Q, November 12, 2003, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, please see our reports filed with the SEC since November 12, 2003.

      Our Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 27, 2003 and our Annual Report on Form 10-K/A for the fiscal year ended June 28, 2003 will also be restated in a similar fashion and will be filed simultaneously with this Form 10-Q/A. We are not amending any reports affected by the restatement prior to the Annual Report on Form 10-K/A for the fiscal year ended June 28, 2003; therefore, the consolidated statements of cash flows and related financial information included in such reports should no longer be relied upon and are hereby superseded.

Item 1.	Financial Statements

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	September 27,	September 28,	June 28,
	2003	2002	2003(1)

ASSETS
Current assets:
Cash and cash equivalents	$4,603	$5,241	$3,372
Merchandise inventory	93,227	94,760	65,908
Other current assets, net	22,360	21,402	21,900

Total current assets	120,190	121,403	91,180
Property and equipment, net	50,495	54,941	52,819
Goodwill	18,614	19,062	18,614
Other assets	5,234	4,392	5,386

Total assets	$194,533	$199,798	$167,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,841	$69,864	$37,960
Cash overdraft	1,548	3,391	4,126
Accrued expenses and other current liabilities	24,823	23,893	24,998
Advances under Loan Agreement	15,171	16,136	11,229

Total current liabilities	106,383	113,284	78,313
Long-term liabilities:
Deferred rent and other long-term liabilities	10,034	10,310	10,264
Senior Notes	—	9,083	—
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized; 17,425,070, 17,010,465 and 17,296,807 shares issued, respectively	174	170	173
Additional paid-in capital	43,821	40,597	43,178
Retained earnings	40,061	28,183	42,011
Treasury stock, at cost (747,012, 284,000 and 747,012 shares, respectively)	(5,940)	(1,829)	(5,940)

Total stockholders’ equity	78,116	67,121	79,422

Total liabilities and stockholders’ equity	$194,533	$199,798	$167,999

(1)	The June 28, 2003 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Quarter Ended

	September 27,	September 28,
	2003	2002

Revenues:
Net sales	$102,620	$91,124
Royalty fees	3,908	3,647
Franchise fees	447	235

Total revenues	106,975	95,006
Expenses:
Cost of goods sold and occupancy costs	74,328	64,425
Company-owned stores operating and selling expense	25,879	23,698
Franchise expense	1,659	1,562
General and administrative expense	8,159	7,302

Total expenses	110,025	96,987

Operating loss	(3,050)	(1,981)
Interest income	(4)	(7)
Interest expense	204	892

Interest expense, net	200	885

Loss before income taxes	(3,250)	(2,866)
Benefit for income taxes	(1,300)	(1,130)

Net loss	$(1,950)	$(1,736)

Basic and diluted loss per share	$(0.12)	$(0.11)

Weighted average shares outstanding — basic and diluted	16,599	16,396

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended	Quarter Ended
	September 27,	September 28,
	2003	2002

	(As Restated,	(As Restated,
	see Note 11)	see Note 11)
Cash flow from operating activities:
Net loss	$(1,950)	$(1,736)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,802	3,372
Non-cash interest and financing costs	40	250
Deferred rent	(123)	259
Stock based compensation	124	138
Provision for doubtful accounts	(63)	(301)
Other	4	(312)
Changes in assets and liabilities:
Merchandise inventory	(27,319)	(38,487)
Accounts payable, accrued expenses and other current liabilities	26,706	34,599
Other long-term liabilities	(107)	37
Other current assets and other assets	(319)	(2,939)

Net cash provided by (used in) operating activities	795	(5,120)
Cash flow from investing activities:
Purchases of property and equipment	(1,448)	(8,737)
Stores acquired	—	(1,648)

Net cash used in investing activities	(1,448)	(10,385)
Cash flow from financing activities:
Net proceeds from Loan Agreement	3,942	16,136
Cash overdrafts	(2,578)	306
Proceeds from exercise of stock options and warrants	520	837

Net cash provided by financing activities	1,884	17,279

Net increase in cash and cash equivalents	1,231	1,774
Cash and cash equivalents, beginning of period	3,372	3,467

Cash and cash equivalents, end of period	$4,603	$5,241

Supplemental disclosure of cash flow information:
Income taxes paid	$788	$2,167
Interest paid	165	642
Supplemental disclosure of non-cash financing activity:
Issuance of shares under employee stock purchase plan	$—	$—
Issuance of shares under management stock purchase plan	87	282
Issuance of warrants	—	245

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

      These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 28, 2003, which are included in the Company’s Annual Report on Form 10-K/A with respect to such period filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The June 28, 2003 consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

      The Company’s Fiscal Year (“Fiscal Year” or “Fiscal”) refers to the 52 or 53 weeks, as applicable, ending the Saturday nearest to June 30, unless otherwise noted. The year ended July 3, 2004 (“Fiscal 2004”) is a 53 week year as compared to the years ended June 28, 2003 (“Fiscal 2003”) and June 29, 2002 (“Fiscal 2002”), which were 52 week years.

      Certain reclassifications have been made to the consolidated financial statements in prior periods to conform to the current period presentation.

2.	Stock-Based Compensation

      The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. If the options are granted to employees below fair market value, compensation expense is recognized. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123”. If compensation cost for the Company’s plans had been determined in accordance with the fair value method prescribed by SFAS No. 123 the Company’s net loss would have been (in thousands, except per share data):

	Quarter Ended

	September 27,	September 28,
	2003	2002

Net loss as reported	$(1,950)	$(1,736)
Add: Stock-based employee compensation expense determined under APB 25, net of taxes	22	83
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of taxes	(136)	(271)

Pro-forma net loss	$(2,064)	$(1,924)

Basic and diluted loss per share:
As reported	$(0.12)	$(0.11)
Pro-forma net loss	(0.12)	(0.12)

      The weighted average fair value of options granted during the first quarter of Fiscal 2004 and 2003 was $3.94 and $7.92, respectively.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Earnings Per Share

      The following table sets forth the computations of basic and diluted loss per share (in thousands, except per share amounts):

	Quarter Ended

	September 27,		September 28,
	2003		2002

Net loss	$(1,950)		$(1,736)
Loss per share — basic	(0.12)		(0.11)
Loss per share — diluted	(0.12)		(0.11)
Weighted average common shares outstanding	16,599		16,396
Dilutive effect of warrants	—	(a)	—	(b)
Dilutive effect of stock options	—	(a)	—	(b)
Restricted stock units	—	(c)	—	(c)

Weighted average common shares and common equivalent shares outstanding	16,599		16,396

(a)	Options to purchase 2,080,618 shares of common stock at prices ranging from $1.71 to $30.88 per share were outstanding at September 27, 2003 and warrants to purchase 2,496,000 shares of common stock at $1.07 per share were outstanding at September 27, 2003 and September 28, 2002 but were not included in the computation of earnings per share because to do so would have been antidilutive.

(b)	Options to purchase 2,320,586 shares of common stock at prices ranging from $1.71 to $32.50 per share were outstanding at September 28, 2002 and warrants to purchase 2,496,000 shares of common stock at $1.07 per share were outstanding at September 28, 2002 but were not included in the computation of earnings per share because to do so would have been antidilutive.

(c)	Restricted shares of 17,396 and 97,398 shares of common stock were outstanding at September 27, 2003 and September 28, 2002, respectively, related to the Management Stock Purchase Plan which were not included in the computation of earnings per share because to do so would have been antidilutive.

4.	Financing Agreements

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

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Stockholders’ Equity

Shares Outstanding

      The Company’s authorized capital stock is 25,000,000 shares of its common stock, $0.01 par value per share. There were 17,425,070 shares and 17,010,465 shares of the Company’s common stock issued at September 27, 2003 and September 28, 2002, respectively.

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

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Segment Information

      The following table contains key financial information of the Company’s business segments (in thousands):

	Quarter Ended	Quarter Ended
	September 27,	September 28,
	2003	2002

Retail:
Net sales	$102,620	$91,124
Cost of goods sold and occupancy costs	74,328	64,425

Gross profit	28,292	26,699
Store operating and selling expense	25,879	23,698

Company-owned stores profit contribution	2,413	3,001
General and administrative expense	8,159	7,302

Retail loss contribution	$(5,746)	$(4,301)

Identifiable assets	$177,030	$180,219
Depreciation/amortization	$2,418	$2,034
Capital expenditures	$460	$9,830
Franchise:
Royalty fees	$3,908	$3,647
Franchise fees	447	235

Total franchise revenues	4,355	3,882
Total franchise expense	1,659	1,562

Franchise profit contribution	2,696	2,320

Identifiable assets	$2,402	$1,942
Depreciation/amortization	—	—
Capital expenditures	—	—

Operating loss	$(3,050)	$(1,981)
Interest expense, net	200	885

Loss before income taxes	(3,250)	(2,866)
Benefit for income taxes	(1,300)	(1,130)

Net loss	$(1,950)	$(1,736)

8.	Acquisitions of Stores

      During Fiscal 2003, the Company acquired two stores from a franchisee. The aggregate consideration paid in connection with this acquisition was $1,603,000. The consolidated balance sheets include allocations of the purchase price related to this transaction resulting in the recording of approximately $1,002,000 in goodwill, $195,000 in fixed assets and $406,000 in inventory.

      In Fiscal 2002, the Company completed the acquisition of thirteen stores in the Seattle, Washington market from Paper Warehouse, Inc. The conversion of these locations to the Party City store format was

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The purchase price of these acquisitions was determined by applying a multiple to the acquired business proforma earnings before depreciation, amortization, and taxes. The range of multiples the Company uses has generally resulted in an acceptable return on its investment compared to the opening of a new site as the customer and sales base is established.

      The were no changes in the carrying amount of goodwill of $18.6 million for the three months ended September 27, 2003.

      Assuming the stores acquired during the quarter ended September 28, 2002 were acquired on June 30, 2002, the beginning of Fiscal 2003, the pro forma results would have been as follows (in thousands, except per share amounts):

	Quarter Ended

	September 27,	September 28,
	2003	2002

Net sales	$106,975	$96,281
Net loss	$(1,950)	$(1,395)
Loss per share — basic and diluted	$(0.12)	$(0.08)

9.	Guarantees

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

10.	Recent Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses how to identify variable interest entities and provides guidance as to how a company may assess its interests in a variable interest entity for purposes of deciding whether consolidation of that entity is required. FIN 46 is effective for all variable interest entities created after January 31, 2003. The Company is required to adopt the provisions of FIN 46 for any variable interest entity created prior to February 1, 2003 by the end of the current fiscal year. The Company has evaluated the

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting provisions of the interpretations and determined that there was no material impact on its financial condition, results of operations or cash flows, since the Company is not the primary beneficiary of any variable interest entities.

11.	Restatement of Statements of Cash Flows

      Subsequent to the issuance of the condensed consolidated financial statements for the period ended September 27, 2003 the Company determined that the cash flow related to the Company’s cash overdraft should have been classified as a financing activity rather than an operating activity. As a result, the condensed consolidated statements of cash flows for the three months ended September 27, 2003 and September 28, 2002 have been restated to reflect the cash flows related to the Company’s cash overdraft as a financing activity rather than an operating activity. A summary of the effect of the restatement on cash flows provided by (used in) operating and financing activities is as follows (in thousands):

	As
	Previously	As
	Reported	Restated

Three months ended September 27, 2003:
Cash flows (used in) provided by operating activities	$(1,783)	$795
Cash flows provided by financing activities	$4,462	$1,884
Three months ended September 28, 2002:
Cash flows used in operating activities	$(4,814)	$(5,120)
Cash flows provided by financing activities	$16,973	$17,279

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This section has been updated to give effect to the restatement as discussed in Note 11 to the condensed consolidated financial statements included in Item 1, and should be read in conjunction with the accompanying condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

      Pursuant to the SEC comments, we agreed to make certain revisions in our future filings, which we made in our Quarterly Report on Form 10-Q for the three months ended March 27, 2004 and have made herein. Except for the formatting revisions we made pursuant to SEC comments, we did not alter the presentation herein to conform to the improved format we set forth in our Quarterly Report on Form 10-Q for the three months ended March 27, 2004. We have also updated certain disclosure statements in “Liquidity and Capital Resources” that were made as of November 3, 2003, the latest practicable date for which such information was available as of the filing of the Original 10-Q.

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

      Our accounting policies are more fully described in Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-K/ A filed with the SEC. We have identified certain critical accounting policies that are described below.

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

      Goodwill. All of our goodwill is associated with our retail segment. We evaluate goodwill annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and market-

place data. A change in these underlying assumptions may cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying value. In such event, we would then be required to record a charge, which would impact earnings.

      Sales Returns. We estimate future sales returns and, when material, record a provision in the period that the related sales are recorded based on historical information. Should actual returns differ from our estimates, we would be required to revise estimated sales returns.

      Store Closure Costs. We will record estimated store closure costs, estimated lease commitment costs net of estimated sublease income and other miscellaneous store closing costs, when the liability is incurred. Such estimates may be subject to change should actual costs differ.

Results of Operations

	Quarter Ended

	September 27,	September 28,
	2003(e)	2002(e)

	(As	(As
	Restated)	Restated)
Statement of Operations Data:
Total revenues	$106,975	$95,006

Company-owned stores:
Net sales	$102,620	$91,124
Cost of goods sold and occupancy costs	74,328	64,425

Gross profit	28,292	26,699
Store operating and selling expense	25,879	23,698

Company-owned stores profit contribution	2,413	3,001
General and administrative expense	8,159	7,302

Retail loss contribution	(5,746)	(4,301)

Franchise stores:
Royalty fees	3,908	3,647
Franchise fees	447	235

Total franchise revenues	4,355	3,882
Total franchise expense	1,659	1,562

Franchise profit contribution	2,696	2,320

Operating loss	(3,050)	(1,981)
Interest expense, net	200	885

Loss before income taxes	(3,250)	(2,866)
Benefit for income taxes	(1,300)	(1,130)

Net loss	$(1,950)	$(1,736)

Basic and diluted loss per share(a)	$(0.12)	$(0.11)

Weighted average shares outstanding — basic and diluted	16,599	16,396

Operating Data:
Number of Company-owned stores (end of period)	247	234

Increase in Company-owned same store sales(b)	3.9%	3.4%

Number of franchise stores (end of period)	253	247

Increase in franchise same store sales(b)	3.3%	5.9%

Average sales per Company-owned store	$429	$427

Other Information:
Depreciation and amortization	$3,802	$3,372

	Quarter Ended

	September 27,	September 28,
	2003(e)	2002(e)

	(As	(As
	Restated)	Restated)
Cash flow provided by (used in):
Investing activities	$(1,448)	$(10,385)

Financing activities	1,884	17,279

Balance Sheet Data:
Working capital	$13,807	$8,119

Total assets	194,533	199,798

Borrowings(c)	15,171	25,219

Stockholders’ equity	78,116	67,121

EBITDA:
EBITDA(d)	$752	$1,391

Most directly comparable GAAP measures:
Net loss	$(1,950)	$(1,736)

Cash flows provided by (used in):
operating activities	$795	$(5,120)

(a)	Options, warrants and restricted stock units related to the Management Stock Purchase Plan were not included in the computation of diluted earnings per share for the quarters ended September 27, 2003 and September 28, 2002 because to do so would have been antidilutive.

(b)	Same store sales for Company-owned and franchise stores are subject to material differences based on the age of the respective stores for each group. New stores historically have had higher same store comparable sales.

(c)	The borrowings at September 27, 2003 and September 28, 2002, respectively, are net of an unamortized debt discount of $0 and $1.1 million, respectively.

(d)	Our definition of EBITDA is earnings before interest, taxes, depreciation and amortization. We believe EBITDA provides additional information for determining our ability to meet future debt service requirements. EBITDA should not be construed as a substitute for net income or cash flow from operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing our operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. We have presented EBITDA, however, because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and/or incur debt. Our computation of EBITDA may not be comparable to similar titled measures of other companies.

A reconciliation of EBITDA to net loss follows for the periods indicated:

	Quarter Ended

	September 27,	September 28,
	2003	2002

EBITDA	$752	$1,391
Depreciation and amortization	(3,802)	(3,372)
Interest expense, net	(200)	(885)
Benefit for income taxes	1,300	1,130

Net loss	$(1,950)	$(1,736)

Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our cash flow provided by (used in) operating activities:

	Quarter Ended

	September 27,	September 28,
	2003	2002

EBITDA	$752	$1,391
Interest expense, net	(200)	(885)
Benefit for income taxes	1,300	1,130
Non-cash interest	40	250
Deferred rent	(123)	259
Stock based compensation	124	138
Provision for doubtful accounts	(63)	(301)
Other	4	(312)
Changes in assets and liabilities:
Accounts payable, accrued expenses and other current liabilities	26,706	34,599
Merchandise inventory	(27,319)	(38,487)
Other long-term liabilities	(107)	37
Other current assets and other assets	(319)	(2,939)

Net cash provided by (used in) operating activities	$795	$(5,120)

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

(e)	See Note 11 to the condensed consolidated financial statements included in Item 1.

Other Information:

	Quarter Ended

	September 27,	September 28,
	2003	2002

Store Data:
Company-owned:
Stores open at beginning of period	242	209
Stores opened	6	23
Stores closed	(1)	—
Stores acquired from franchisees	—	2

Stores open at end of period	247	234

Average Company-owned stores open in period	245	224

Franchise:
Stores open at beginning of period	241	242
Stores opened	12	7
Stores sold to Company	—	(2)

Stores open at end of period	253	247

Average Franchise stores open in period	248	244

Total stores chainwide	500	481

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

Quarter Ended September 27, 2003 Compared to Quarter Ended September 28, 2002

      Retail. Net sales from company-owned stores increased 12.6% to $102.6 million in the first quarter of Fiscal 2004 from $91.1 million in the same period last year. The first quarter of Fiscal 2004 results include 242 stores that were open at the beginning of Fiscal 2004 and six stores opened during the first quarter. Of the 12.6% increase in sales, 3.9% resulted from a same store sales increase and the remaining 8.7% relates to the stores that have not been open for one year. The customer count in Company owned stores, on a same store basis, increased 1.4% and the average sale, on a same store basis, increase 2.5%. With 22 stores joining the same store sales group during the first three months of fiscal 2004, the same store sales increased 4.7% in the eastern region, 3.8% in the western region and 3.3% in the central region.

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

      Store operating and selling expenses increased 9.2% to $25.9 million for the first quarter of Fiscal 2004 from $23.7 million in the same period last year. The increase in store operating expenses of $2.2 million is primarily attributable to $1.7 million in increased expenses related to the additional stores opened since the same period last year. Store operating expenses were 25.2% of sales for the first quarter of Fiscal 2004 compared with 26.0% of sales in the same period last year due to a decrease in store opening expenses and a decrease in grand-opening advertising. For the first quarter of Fiscal 2004, operating expenses as a percent of sales were 24.0% for mature stores compared to 31.1% for our stores open for less than 24 months, including stores acquired in the Seattle Market.

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

      Company-owned store profit contribution, which is gross profit minus store operating and selling expenses, was $2.4 million in the first quarter of Fiscal 2004 compared with $3.0 million for the same period last year. Store profit contribution was 2.4% of sales for the first quarter of Fiscal 2004 compared with 3.3% of sales in the same period last year for the reasons set forth above.

      General and administrative (“G&A”) expenses increased 11.7% to $8.2 million in the first quarter of Fiscal 2004, compared with $7.3 million in the same period last year. The increase is primarily attributable to an increased store base which required investments in new systems and new logistics initiatives. G&A expenses remained flat at 8.0% of sales for the first quarter of Fiscal 2004 and Fiscal 2003.

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

      Interest Expense. Interest expense decreased to $200,000 for the first quarter of Fiscal 2004 from $885,000 in Fiscal 2003. This decrease in interest expense is due to lower average borrowings and a lower average borrowing rate than during the same period last year due to the repurchase of outstanding senior notes during the first six months of Fiscal 2003.

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

      Operating Activities. For the quarter ended September 27, 2003, net cash provided by operating activities was $795,000, compared to net cash used in operating activities of $5.1 million for the same period of the last fiscal year. The decrease in cash used in operating activities was primarily attributable to a decrease in other current assets of approximately $2.7 million. There was also an increase in inventory which was offset by an increase in accounts payable and other current liabilities related to store growth. The decrease in average inventory level per store of 6.8% from the same period last year was attributed to management’s efforts to control inventory and enable the Company to focus on product assortment, merchandise presentation and identify and discontinue slower moving SKU’s.

      Investing Activities. Cash used in investing activities for the quarter ended September 27, 2003 was $1.4 million compared to $10.4 million in the same period in the last fiscal year. The decrease in cash used in investing activities was primarily attributable to the opening of six Company-owned stores this year as compared with 23 new store openings and the acquisition of two stores from a franchisee during the same period last year.

      Financing Activities. Cash provided by financing activities was $1.9 million for the quarter ended September 27, 2003 compared with $17.3 million for the same period last year. The decrease in borrowing is mainly due to the lower number of stores opened this year compared to last year.

      Loan Agreement. At September 27, 2003, the Company had a $15.2 million balance outstanding under the Loan Agreement. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $65 million at any time outstanding. Advances bear interest, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was set initially at 1.50% and is currently at 1.25%, per annum or (ii) at the prime rate less the applicable margin, which was initially set at and is currently 0.25% per annum, totaling 3.75% at September 27, 2003. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company. At September 27, 20003, November 3, 2003 and June 4, 2004, the Company had $15.2 million, $0 and $0 borrowings outstanding under the Loan Agreement, respectively. The Company had $35.2 million and $19.4 million available to be borrowed under the Loan Agreement at November 3, 2003 and June 4, 2004, respectively.

      Company management currently believes that the cash generated by operating activities, together with the borrowing availability under the Loan Agreement, will be sufficient to meet the Company’s working capital needs for the next twelve months, including planned new store openings. We expect to be substantially free of debt by the end of the current calendar year, absent any special transactions. This permits the Company to consider a wider variety of corporate initiatives intended to improve shareholder value, although there is no assurance that any specific initiative will be pursued or consummated.

Contractual Obligations and Commercial Commitments

      To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of September 27, 2003:

	Payments Due By Period (in thousands)

					After
	Total	1 Year	2-3 Years	4-5 Years	5 Years

Contractual Obligations:
Operating leases	$256,013	$34,760	$88,891	$70,633	$61,819
Advances under Loan Agreement	15,171	15,171	—	—	—
Severance arrangements	149	149	—	—	—
Capital lease obligations	21	21	—	—	—

Total Contractual Obligations	$271,444	$50,101	$88,891	$70,633	$61,819

      As of September 27, 2003 and November 3, 2003, we had a contingent liability related to severance payments for 11 employees. The total contingent liability ranged from zero to approximately $1.1 million. As of June 4, 2004, we had a contingent liability related to severance payments to 15 employees which ranged from zero to approximately $2.1 million. As of September 27, 2003 and November 3, 2003, we were contingently liable under a standby letter of credit of $3.1 million pursuant to the Loan Agreement. As of June 4, 2004, we were contingently liable under a standby letter of credit of $3.7 million pursuant to the Loan Agreement.

Off-Balance Sheet Arrangements

      We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

Recent Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses how to identify variable interest entities and provides guidance as to how a company may assess its interests in a variable interest entity for purposes of deciding whether consolidation of that entity is required. FIN 46 is effective for all variable interest entities created after January 31, 2003. The Company is required to adopt the provisions of FIN 46 for any variable interest entity created prior to February 1, 2003 by the end of the current fiscal year. We have evaluated the accounting provisions of the interpretations and there was no material impact on our financial condition, results of operations or cash flows, since we are not the primary beneficiary of any variable interest entities.

Forward-Looking Statements

      This Form 10-Q/ A (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology as “estimate,” “project,” “expect,” “believe,” “may,” “will,” “intend” or similar statements or variations of such terms. Such forward-looking statements are based on many assumptions that are subject to certain risks and uncertainties, and include among others, the following: levels of sales, store traffic, acceptance of product offerings, competitive pressures from other party supplies retailers and other retailers, availability of qualified personnel, availability of suitable future store locations, schedules of store expansion plans and other factors beyond our control. As a result of the foregoing risks and uncertainties, actual results and performance may differ materially from those projected or suggested herein. Additional information concerning certain risks and uncertainties that could cause our actual results to differ materially from those projected or suggested may be identified from time to time in our Securities and Exchange Commission filings and our public announcements.

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

      This section has been updated for events and developments occurring subsequent to the filing of the Original 10-Q through June 4, 2004.

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      We regularly evaluate our internal control over financial reporting and discuss these matters with our independent accountants, Deloitte & Touche LLP, and our audit committee. We concluded in May 2004 that there was a “reportable condition” (as defined under standards established by the American Institute of Certified Public Accountants) in our internal control over financial reporting relating to the classification of a financing activity on the cash flow statement. Previously, the change in the cash overdraft account was classified from year to year in net cash provided by (used in) operating activities, rather than being classified in net cash provided by financing activities. The prior treatment resulted in (i) higher net cash used in operating activities and higher net cash provided by financing activities of approximately $2,578,000 for the three months ended September 27, 2003 and, (ii) lower net cash used in operating activities and lower net cash provided by financing activities of approximately $306,000 for the three months ended September 28, 2002. Although the dollar amounts relating to the reportable condition were immaterial to our results of operations, financial condition and liquidity, our management, the audit committee and our independent accountants reviewed and analyzed our internal controls, procedures and policies in response to this reportable condition. As a result, we enhanced our internal controls over financial reporting, including hiring additional financing and accounting staff, enhancing the training of our finance and accounting staff and requiring periodic review of a wider variety of current technical accounting literature.

      In this Quarterly Report on Form 10-Q/ A, we have restated our consolidated statements of cash flows for the three months ended September 27, 2003 and September 28, 2002 to reflect the cash flow related to our cash overdraft in the condensed consolidated statements of cash flows as a financing activity rather than an operating activity. While the restatement did not have any effect on our operating or net income or on our condensed consolidated balance sheets, it did affect two line items in our condensed consolidated statements of cash flows: (i) accounts payable, accrued expenses and other current liabilities relating to net cash provided by (used in) operating activities and (ii) cash overdrafts relating to net cash provided by financing activities.

      As required by Rule 13a-15(b) under the Exchange Act and in light of the restatement of our condensed consolidated statements of cash flows, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report and as of June 4, 2004. Based on the foregoing, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the reportable condition had been remediated and that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report and as of June 4, 2004.

      Other than as described above, there has been no change in our internal control over financial reporting during the first quarter ended September 27, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, other than as described above, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

      (a) The exhibits required to be filed as part of this report on Form 10-Q/A are listed in the attached Exhibit Index.

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

EXHIBIT INDEX

Exhibit
No.

3.1	Certificate of Incorporation of the Company, incorporated by reference from the Company’s Registration Statement as amended on Form S-1 Number 333-00350 as filed with the Commission on January 18, 1996 (the “S-1”).
3.2	Bylaws of the Company as amended.
4.1	Specimen stock certificate evidencing the Common Stock, incorporated by reference from the S-1.
4.2	Form of Amended and Restated Warrant, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on January 19, 2000 (the “January 2000 8-K”).
4.3	Form of Securities Purchase Agreement, dated as of August 16, 1999, by and between the Company and each of the Investors, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on August 25, 1999 (the “August 1999 8-K”).
4.4	First Amendment to Securities Purchase Agreement, dated as of January 14, 2000, by and between the Company and each of the Investors, incorporated by reference from the January 2000 8-K.
4.5	Second Amendment to Securities Purchase Agreement, dated as of April 1, 2001, by and among the Company and each of the Investors, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2001 (the “May 2001 10-Q”).
10.1	Form of Unit Franchise Agreement entered into by the Company and franchisees, incorporated by reference from the S-1.
10.2	Option Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman, incorporated by reference from Amendment No. 1 to Schedule 13D as filed by Jack Futterman with the Commission on June 17, 1999 (“Futterman’s 13D”).
10.3	Stock Pledge Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman, incorporated by reference from Futterman’s 13D.
10.4	Amended and Restated Investor Rights Agreement, dated as of August 18, 2003, by and among the Company and the Investors, incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Commission on September 26, 2003 (the “September 2003 10-K”).
10.5	Description of oral consulting agreement between the Company and Ralph Dillon, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on February 13, 2001 (the “February 2001 10-Q”).
10.6	General Release and Severance Agreement of James Shea, dated as of May 28, 2003, by and between the Company and James Shea, incorporated by reference from the September 2003 10-K.
10.7	Separation Agreement of Andrew Bailen, dated as of July 14, 2003, by and between the Company and Andrew Bailen, incorporated by reference from the September 2003 10-K.
10.8	Separation Agreement of Thomas Larson, dated as of August 26, 2002, by and between the Company and Thomas Larson, incorporated by reference from the September 2003 10-K.
10.9	Employment Agreement of Steven Skiba, dated as of November 29, 2002, by and between the Company and Steven Skiba, incorporated by reference from the September 2003 10-K.
10.10	Employment Agreement of Linda Siluk, dated as of November 7, 2003, by and between the Company and Linda M. Siluk.
10.11	Employment Agreement of Warren Jeffrey, dated as of November 7, 2003, by and between the Company and Warren Jeffery.
10.12	Management Stock Purchase Plan of the Company, incorporated by reference from the Registration of Form S-8 as filed with the Commission on July 23, 2001.
10.13	Employee Stock Purchase Plan of the Company, incorporated by reference from the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, included within Form 14-A as filed with the Commission on October 18, 2001.
10.14	Amended and Restated 1994 Stock Option Plan, incorporated by reference from the Registration of Form S-8 as filed with the Commission on January 9, 1997.

Exhibit
No.

10.15		1999 Stock Incentive Plan (Amended and Restated as of October 25, 2000), incorporated by reference from the February 2001 10-Q.
10.16		Loan and Security Agreement (the “Loan Agreement”), dated January 9, 2003, by and between the Company and Wells Fargo Retail Finance, LLC (“WFRF”), as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on January 10, 2003.
10.17		Stock Pledge Agreement, dated January 9, 2003, by and among the Company, Party City Michigan, Inc. (“PCMI”) and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.
10.18		Trademark Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.
10.19		Copyright Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.
10.20		Guaranty and Security Agreement, dated January 9, 2003, by and between PCMI and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.
*15	.1	Awareness Letter of Deloitte & Touche LLP.
21.1		Subsidiaries. The wholly owned subsidiary of the Company is Party City Michigan, Inc. incorporated on October 23, 1997, in the State of Delaware. This subsidiary does business under the name Party City Michigan, Inc.
*31	.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Chief Financial Officer pursuant to 18
		U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included herein.

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
Chief Financial Officer

Date: July 9, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Party City Corporation
Rockaway, New Jersey

      We have reviewed the accompanying condensed consolidated balance sheets of Party City Corporation and subsidiary as of September 27, 2003 and September 28, 2002, and the related condensed consolidated statements of operations and of cash flows for the period then ended. These interim financial statements are the responsibility of the Company’s management.

      We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Party City Corporation and subsidiary as of June 28, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 21, 2003 (June 30, 2004 as to the effects of the restatement discussed in Note 17), we expressed an unqualified opinion (which reports contain an explanatory paragraph that describes the adoption of a new accounting pronouncement) on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 28, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

      As discussed in Note 11, the condensed consolidated statements of cash flows for the three-month periods ended September 27, 2003 and September 28, 2002 have been restated.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

November 5, 2003 (June 30, 2004 as to the effects
of the restatement discussed in Note 11)