Form 10-Q/A
period 2003-12-27
PARTY CITY CORP
filed 2004-07-09
CIK 1005972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/ A

(Amendment No. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission file number
December 27, 2003	0-27826

Party City Corporation

(Exact name of registrant as specified in its charter)

Delaware	22-3033692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Commons Way Rockaway, New Jersey (Address of Principal Executive Offices)	07866 (Zip Code)

(Registrant’s telephone number, including area code)

973-983-0888

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

          The number of outstanding shares of the Registrant’s classes of common stock, $0.01 par value, as of February 2, 2004 and June 4, 2004 were 16,979,839 and 17,053,694, respectively.

PART I.

FINANCIAL INFORMATION

Explanatory Note

      We are filing this Amendment No. 1 on Form 10-Q/ A (“Form 10-Q/ A”), which amends and restates our Quarterly Report on Form 10-Q for the three and six months ended December 27, 2003 that was originally filed on February 10, 2004 (the “Original 10-Q”), primarily to reflect a restatement of our condensed consolidated statements of cash flows related to our cash overdraft. Previously, the change in the cash overdraft account was classified from year to year in net cash provided by (used in) operating activities, rather than being classified in net cash provided by (used in) financing activities. The prior treatment resulted in (i) lower net cash provided by operating activities and lower net cash used in financing activities of approximately $4,077,000 for the six months ended December 27, 2003 and (ii) higher net cash provided by operating activities and higher net cash used in financing activities of approximately $3,569,000 for the six months ended December 28, 2002. In this on Form 10-Q/ A, we have restated our condensed consolidated statements of cash flows for the six months ended December 27, 2003 and December 28, 2002 to reflect this change in cash overdraft account as a financing activity rather than an operating activity. For further discussion, see Part I, Item 1. “Financial Statements — Note 11. Restatement of Statements of Cash Flows” and Item 4. “Controls and Procedures.”

      In addition, pursuant to comments from the Securities and Exchange Commission (the “SEC”), we agreed to make certain revisions in our future filings, which we made in our Quarterly Report on Form 10-Q for the nine months ended March 27, 2004 and have made in this Form 10-Q/ A. We have also updated a limited set of disclosure statements throughout this Form 10-Q/ A that we previously provided in the Original 10-Q as of February 2, 2004, the latest practicable date for which such information was available as of the filing of the Original 10-Q. The explanatory caption at the beginning of each revised item of this Form 10-Q/ A sets forth the limited nature of the revisions therein.

      The following sections of this Form 10-Q/ A have been revised from the Original 10-Q:

      • Part I, Item 1. — Financial Statements

•	Part I, Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

      • Part I, Item 4. — Controls and Procedures

      • Part II, Item 1. — Legal Proceedings

      • Report of Independent Registered Public Accounting Firm

      • Signature Page

      • Exhibit 31 and 32 Certifications

      Except as set forth above, this Form 10-Q/ A continues to speak as of the date of the filing of the Original 10-Q, February 10, 2004, and we have not updated the disclosures contained herein to reflect any events that have occurred thereafter. For a discussion of events and developments thereafter, please see our reports filed with the SEC since February 10, 2004.

      Our Quarterly Report on Form 10-Q/ A for the fiscal quarter ended September 27, 2003 and our Annual Report on Form 10-K/ A for the fiscal year ended June 28, 2003 will also be restated in a similar fashion and will be filed simultaneously with this Form 10-Q/ A. We are not amending any reports affected by the restatement prior to the Annual Report of Form 10-K/ A for the fiscal year ended June 28, 2003; therefore, the consolidated statements of cash flows and related financial information included in such reports should no longer be relied upon and are hereby superseded.

Item 1.	Financial Statements

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	December 27,	December 28,	June 28,
	2003	2002	2003(1)

ASSETS
Current assets:
Cash and cash equivalents	$20,550	$3,273	$3,372
Merchandise inventory	60,281	69,189	65,908
Other current assets, net	25,263	26,339	21,900

Total current assets	106,094	98,801	91,180
Property and equipment, net	48,715	55,878	52,819
Goodwill	18,614	19,172	18,614
Other assets	5,201	4,087	5,386

Total assets	$178,624	$177,938	$167,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,458	$44,890	$37,960
Accrued expenses and other current liabilities	36,062	28,656	24,998
Cash overdraft	—	6,654	4,126
Advances under Loan Agreement	—	4,114	11,229

Total current liabilities	70,520	84,314	78,313
Long-term liabilities:
Deferred rent and other long-term liabilities	9,905	10,683	10,264
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 40,000,000 shares authorized; 17,721,850, 17,113,873 and 17,296,807 shares issued, respectively	177	171	173
Additional paid-in capital	44,611	41,366	43,178
Retained earnings	59,351	43,233	42,011
Treasury stock, at cost (747,012, 284,000 and 747,012 shares, respectively)	(5,940)	(1,829)	(5,940)

Total stockholders’ equity	98,199	82,941	79,422

Total liabilities and stockholders’ equity	$178,624	$177,938	$167,999

(1)	The June 28, 2003 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements.

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

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	December 27,	December 28,
	2003	2002

	(As restated, see	(As restated, see
	Note 11)	Note 11)
Cash flow from operating activities:
Net income	$17,340	$13,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,692	7,133
Non-cash interest and financing costs	80	1,554
Deferred rent	(240)	387
Equity based compensation	148	752
Provision for doubtful accounts	(140)	(602)
Other	10	44
Changes in assets and liabilities:
Merchandise inventory	5,627	(12,915)
Accounts payable, accrued expenses and other current liabilities	7,514	14,387
Other long-term liabilities	(119)	—
Other current assets and other assets	(3,188)	(7,708)

Net cash provided by operating activities	34,724	16,346
Cash flow from investing activities:
Purchases of property and equipment	(3,529)	(13,444)
Stores acquired	—	(1,758)

Net cash used in investing activities	(3,529)	(15,202)
Cash flow from financing activities:
Net (payments on) proceeds from Loan Agreement	(11,229)	4,114
Cash overdrafts	(4,077)	3,569
Proceeds from exercise of stock options and warrants	1,289	1,276
Payments of Senior Notes	—	(10,207)
Payments of financing costs	—	(90)

Net cash used in financing activities	(14,017)	(1,338)
Net increase (decrease) in cash and cash equivalents	17,178	(194)
Cash and cash equivalents, beginning of period	3,372	3,467

Cash and cash equivalents, end of period	$20,550	$3,273

Supplemental disclosure of cash flow information:
Income taxes paid	$1,047	$2,414
Interest paid	262	2,651
Supplemental disclosure of non-cash financing activity:
Issuance of shares under employee stock purchase plan	$244	$265
Issuance of shares under management stock purchase plan	99	282
Issuance of warrants	—	245

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

      These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended June 28, 2003, which are included in the Company’s Annual Report on Form 10-K/ A with respect to such period filed with the Securities and Exchange Commission. All significant intercompany accounts and transactions have been eliminated. The June 28, 2003 condensed consolidated balance sheet amounts are derived from the Company’s audited consolidated financial statements.

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

      The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. If the options are granted to employees below fair market value, compensation expense is recognized. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123”. If compensation cost for the Company’s plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company’s net income would have been (in thousands, except per share data):

	Quarter Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Net income as reported	$19,290	$15,050	$17,340	$13,314
Add: Stock-based employee compensation expense determined under APB 25, net of taxes	14	40	36	122
Deduct: Total stock based employee compensation expense determined under fair value based method, net of taxes	(521)	(666)	(550)	(823)

Pro-forma net income	$18,783	$14,424	$16,826	$12,613

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Basic and diluted earnings per share:
Basic earnings per share as reported	$1.14	$0.90	$1.03	$0.80
Basic earnings per share pro forma	$1.11	$0.86	$1.00	$0.76
Diluted earnings per share as reported	$0.98	$0.76	$0.88	$0.67
Diluted earnings per share pro forma	$0.96	$0.72	$0.86	$0.63

      The weighted average fair value of options granted during the second quarter of Fiscal 2004 and 2003 was $6.48 and $6.25, respectively.

      The weighted average fair value of options granted during the six months ended Fiscal 2004 and 2003 was $5.15 and $7.53, respectively.

3.	Earnings Per Share

      The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Net income	$19,290	$15,050	$17,340	$13,314
Earnings per share — basic	$1.14	$0.90	$1.03	$0.80
Earnings per share — diluted	$0.98	$0.76	$0.88	$0.67
Weighted average common shares outstanding	16,867	16,803	16,856	16,600
Dilutive effect of warrants	2,301	2,284	2,278	2,424
Dilutive effect of stock options	439 (a)	724 (b)	464 (a)	789 (b)
Restricted stock units	17	85	22	91

Weighted average common shares and common equivalent shares outstanding	19,624	19,896	19,620	19,904

(a)	Options to purchase 577,908 and 703,391 shares of common stock at prices ranging from $13.80 to $30.88 per share were outstanding for the quarter and six months ended December 27, 2003 but were not included in the computation of earnings per share because to do so would have been antidilutive.

(b)	Options to purchase 701,069 and 534,358 shares of common stock at prices ranging from $13.83 to $32.50 per share were outstanding for the quarter and six months ended December 28, 2002 but were not included in the computation of earnings per share because to do so would have been antidilutive.

4.	Financing Agreements

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

Shares Outstanding

      The Company’s authorized capital stock was increased from 25,000,000 shares to 40,000,000 shares of its common stock, $0.01 par value per share, at the annual shareholders’ meeting on November 12, 2003. At December 27, 2003 and December 28, 2002 there were 17,721,850 shares and 17,113,873 shares, respectively, of the Company’s common stock issued.

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

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Segment Information

      The following table contains key financial information of the Company’s business segments (in thousands):

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Retail:
Net sales	$175,304	$161,648	$277,924	$252,772
Cost of goods sold and occupancy costs	104,705	95,974	179,033	160,399

Gross profit	70,599	65,674	98,891	92,373
Store operating and selling expense	36,290	34,288	62,169	57,986

Company-owned stores profit contribution	34,309	31,386	36,722	34,387
General and administrative expense	7,498	8,403	15,657	15,705

Retail profit contribution	$26,811	$22,983	$21,065	$18,682
Identifiable assets	$160,245	$157,390	$160,245	$157,390
Depreciation/amortization	$2,558	$2,333	$4,976	$4,367
Capital expenditures	$526	$3,994	$986	$13,824

Franchise:
Royalty fees	$7,216	$6,503	$11,123	$10,150
Franchise fees	40	40	488	275

Total franchise revenues	7,256	6,543	11,611	10,425
Total franchise expense	1,562	1,646	3,221	3,208

Franchise profit contribution	5,694	4,897	$8,390	$7,217

Identifiable assets	$3,079	$3,998	$3,079	$3,998
Depreciation/amortization	—	—	—	—
Capital expenditures	—	—	—	—

Operating income	$32,505	$27,880	$29,455	$25,899
Interest expense, net	112	2,824	312	3,709

Income before income taxes	32,393	25,056	29,143	22,190
Provision for income taxes	13,103	10,006	11,803	8,876

Net income	$19,290	$15,050	$17,340	$13,314

8.	Acquisitions of Stores

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

      Assuming the stores acquired during the six months ended December 28, 2002 were acquired on June 30, 2002, the beginning of Fiscal 2003, the pro forma results would have been as follows (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Net sales	$175,304	$161,648	$277,924	$254,221
Net income	$19,290	$15,050	$17,340	$13,391
Earnings per share — basic	$1.14	$0.90	$1.03	$0.81
Earnings per share — diluted	$0.98	$0.76	$0.88	$0.67

9.	Guarantees

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

      Subsequent to the issuance of the condensed consolidated financial statements for the period ended December 27, 2003 the Company determined that the cash flow related to the Company’s cash overdraft should have been classified as a financing activity rather than an operating activity. As a result, the condensed consolidated statements of cash flows for the six months ended December 27, 2003 and December 28, 2002 have been restated to reflect the cash flows related to the Company’s cash overdraft as a financing activity rather than an operating activity. A summary of the effect of the restatement on cash flows provided by (used in) operating and financing activities is as follows (in thousands):

	As Previously
	Reported	As Restated

Six months ended December 27, 2003:
Cash flows provided by operating activities	$30,647	$34,724
Cash flows used in financing activities	$(9,940)	$(14,017)
Six months ended December 28, 2002:
Cash flows provided by operating activities	$19,915	$16,346
Cash flows used in financing activities	$(4,907)	$(1,338)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This section has been updated to give effect to the restatement as discussed in Note 11 to the condensed consolidated financial statements included in Item 1, and should be read in conjunction with the accompanying condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.

      Pursuant to SEC comments, we agreed to make certain revisions in our future filings, which we made in our Quarterly Report on Form 10-Q for the three months ended March 27, 2004 and have made herein. Except for the formatting revisions we made pursuant to SEC comments, we did not alter the presentation herein to conform to the improved format we set forth in our Quarterly Report on Form 10-Q for the three months ended March 27, 2004. We have also updated certain disclosure statements in “Liquidity and Capital Resources” that were made as of February 2, 2004, the latest practicable date for which such information was available as of the filing of the Original 10-Q.

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

Results of Operations

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2003(b)	2002(b)	2003(b)	2002(b)

	(As restated)	(As restated)	(As restated)	(As restated)
Statement of Operations Data:
Total revenues	$182,560	$168,191	$289,535	$263,197

Company-owned stores:
Net sales	$175,304	$161,648	$277,924	$252,772
Cost of goods sold and occupancy costs	104,705	95,974	179,033	160,399

Gross profit	70,599	65,674	98,891	92,373
Store operating and selling expense	36,290	34,288	62,169	57,986

Company-owned stores profit contribution	34,309	31,386	36,722	34,387
General and administrative expense	7,498	8,403	15,657	15,705

Company-owned profit contribution	26,811	22,983	21,065	18,682
Franchise stores:
Royalty fees	7,216	6,503	11,123	10,150
Franchise fees	40	40	488	275

Total franchise revenues	7,256	6,543	11,611	10,425
Total franchise expense	1,562	1,646	3,221	3,208

Franchise profit contribution	5,694	4,897	8,390	7,217

Operating income	32,505	27,880	29,455	25,899
Interest expense, net	112	2,824	312	3,709

Income before income taxes	32,393	25,056	29,143	22,190
Provision for income taxes	13,103	10,006	11,803	8,876

Net income	$19,290	$15,050	$17,340	$13,314

Basic earnings per share	$1.14	$0.90	$1.03	$0.80

Diluted earnings per share	$0.98	$0.76	$0.88	$0.67

Weighted average shares outstanding — basic	16,867	16,803	16,856	16,600
Weighted average shares outstanding — diluted	19,624	19,896	19,620	19,904

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2003(b)	2002(b)	2003(b)	2002(b)

	(As restated)	(As restated)	(As restated)	(As restated)
Operating Data:
Number of Company-owned stores (end of period)	247	239	247	239
Increase in Company-owned same store sales	3.7%	1.9%	3.8%	2.5%
Number of franchise stores (end of period)	254	240	254	240
Increase in franchise same store sales	7.0%	2.9%	5.7%	4.0%
Other Information:
Depreciation and amortization	$3,890	$3,761	$7,692	$7,133
Cash flow used in:
Investing activities	(2,081)	(4,817)	(3,529)	(15,202)
Financing activities	(15,901)	(18,617)	(14,017)	(1,338)
Balance Sheet Data:
Working capital	$35,574	$14,487	$35,574	$14,487
Total assets	178,624	177,938	178,624	177,938
Borrowings	—	4,114	—	4,114
Stockholders’ equity	98,199	82,941	98,199	82,941
EBITDA(a)	36,395	31,641	37,147	33,032
Most directly comparable GAAP measures:
Net income	19,290	15,050	17,340	13,314
Cash flows provided by operating activities	33,929	21,466	34,724	16,346

(a)	Our definition of EBITDA is earnings before interest, taxes, depreciation and amortization. We believe EBITDA provides additional information for determining our ability to meet future debt service requirements. EBITDA should not be construed as a substitute for net income or net cash provided by operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing our operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. We have presented EBITDA, however, because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and/ or incur debt. Our computation of EBITDA may not be comparable to similar titled measures of other companies.

Because we also consider EBITDA useful as an operating measure, a reconciliation of EBITDA to net income follows for the periods indicated:

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

EBITDA	$36,395	$31,641	$37,147	$33,032
Depreciation and amortization	(3,890)	(3,761)	(7,692)	(7,133)
Interest expense, net	(112)	(2,824)	(312)	(3,709)
Provision for income taxes	(13,103)	(10,006)	(11,803)	(8,876)

Net income	$19,290	$15,050	$17,340	$13,314

Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our net cash provided by operating activities:

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

EBITDA	$36,395	$31,641	$37,147	$33,032
Interest expense, net	(112)	(2,824)	(312)	(3,709)
Provision for income taxes	(13,103)	(10,006)	(11,803)	(8,876)
Non-cash interest	40	1,304	80	1,554
Deferred rent	(117)	128	(240)	387
Stock based compensation	24	614	148	752
Provision for doubtful accounts	(77)	(301)	(140)	(602)
Other	6	356	10	44
Changes in assets and liabilities:
Accounts payable, accrued expenses and other current liabilities	(19,192)	(20,212)	7,514	14,387
Merchandise inventory	32,946	25,572	5,627	(12,915)
Other long-term liabilities	(12)	(37)	(119)	—
Other current assets and other assets	(2,869)	(4,769)	(3,188)	(7,708)

Net cash provided by operating activities	$33,929	$21,466	$34,724	$16,346

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

(b)	See Note 11 to the condensed consolidated financial statements included in Item 1.

Other Information:

	Quarter Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Store Data:
Company-owned:
Stores open at beginning of period	247	234	242	209
Stores opened	—	5	6	28
Stores closed	—	—	(1)	—
Stores acquired from franchisees	—	—	—	2

Stores open at end of period	247	239	247	239

Average Company-owned stores open in period	247	236	245	230

Franchise:
Stores open at beginning of period	253	247	241	242
Stores opened	1	1	13	8
Stores closed	—	(8)	—	(8)
Stores sold to Company	—	—	—	(2)

Stores open at end of period	254	240	254	240

Average franchise stores open in period	253	247	251	245

Total stores chainwide	501	479	501	479

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

      Store operating and selling expenses increased 5.8% to $36.3 million for the second quarter of Fiscal 2004 from $34.3 million in the same period last year. The increase in store operating expenses of $2.0 million is attributable to same store sales increases and increased expenses related to the additional stores opened since the same period last year. Store operating and selling expenses were 20.7% and 21.2% of sales for the second quarter of Fiscal 2004 and Fiscal 2003, respectively. The decrease as a percent of sales is due mainly to a decrease in store opening expenses. For the second quarter of Fiscal 2004, operating expenses as a percent of sales were 19.9% for mature stores compared to 24.7% for our stores open for less than 24 months, including stores acquired in the Seattle Market.

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

      Store operating and selling expenses increased 7.2% to $62.2 million for the six-months ended December 27, 2003 from $58.0 million in the same period last year. The increase in store operating expenses is attributable to increased expenses related to the additional stores opened since the same period last year. Store operating and selling expenses were 22.4% and 22.9% of sales for the six-months ended December 27, 2003 and December 28, 2002, respectively. The decrease as a percent of sales is due mainly to a decrease in store opening expenses. For the first six months of Fiscal 2004, operating expenses as a percent of sales were 21.4% for mature stores compared to 27.0% for our stores open for less than 24 months, including stores acquired in the Seattle Market.

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

      General and administrative expenses decreased 0.3% to $15.7 million in the six-months ended December 27, 2003 from $15.7 million in the same period last year. General and administrative expenses were 5.6% and 6.2% of sales for the six-months ended December 27, 2003 and December 28, 2002, respectively. This decrease as a percent of sales is primarily due to unusual expenses associated with the Company’s new logistics initiative and professional fees related to the implementation of a new information system incurred during the six months ended December 27, 2002 which were not incurred during the same time period this year.

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

Liquidity and Capital Resources

      The Company’s cash requirements are primarily for working capital, the opening of new stores, the improvement and expansion of existing facilities and the improvement of information systems. Historically, these cash requirements have been met through cash flow from operating activities and borrowings under our credit facilities. At December 27, 2003, working capital was $35.6 million compared to $14.5 million in the same period last year.

      Operating Activities. For the six months ended December 27, 2003, cash provided by operating activities was $34.7 million, compared to $16.3 million for the same period last year. The increase in cash provided by operating activities was primarily attributable to a decrease in inventory. The decrease in average inventory level per store of 15.7% from the same period last year was attributed to management’s efforts to control inventory and enable the Company to focus on product assortment, merchandise presentation and identify and discontinue slower moving SKU’s. There was also an increase in net income and a decrease in accounts payable and other current liabilities.

      Investing Activities. Cash used in investing activities for the six months ended December 27, 2003 was $3.5 million compared to $15.2 million in the same period in the last fiscal year. The decrease in cash used in investing activities was primarily attributable to the opening of six Company-owned stores this year as compared with 28 new store openings and the acquisition of two stores from a franchisee during the same period last year.

      Financing Activities. Cash used in financing activities was $14.0 million for the six months ended December 27, 2003 compared with $1.3 million for the same period last year. Cash generated from operating activities was used to pay down our revolving credit facility.

      Loan Agreement. At December 27, 2003, the Company had no balance outstanding under the Loan Agreement. Under the terms of the Loan Agreement, the Company may from time to time borrow amounts based on a percentage of its eligible inventory, up to a maximum of $65 million at any time outstanding. Advances bear interest, at the Company’s option, (i) at the adjusted Eurodollar rate plus the applicable margin, which was set initially at 1.50% and is currently at 1.25%, per annum or (ii) at the prime rate less the applicable margin, which was initially set at and is currently 0.25% per annum, totaling 3.75% at December 27, 2003. The term of the Loan Agreement is three years, and is secured by a lien on substantially all of the assets of the Company. At December 27, 2003, February 2, 2004 and June 4, 2004, the Company had no borrowings outstanding under the Loan Agreement. Based on a percentage of current eligible inventory and credit card receivables, the Company had $19.2 million and $19.4 million available to be borrowed under the Loan Agreement at February 2, 2004 and June 4, 2004, respectively.

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

      As of December 27, 2003 and February 2, 2004, we had a contingent liability related to severance payments for 14 employees. The total contingent liability ranged from zero to approximately $2.0 million. As of June 4, 2004, we had a contingent liability related to severance payments to 15 employees which ranged from zero to approximately $2.1 million. As of December 27, 2003, February 2, 2004, and June 4, 2004, we were contingently liable under a standby letter of credit of $3.7 million pursuant to the Loan Agreement.

Off-Balance Sheet Arrangements

      We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

Recent Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses how to identify variable interest entities and provides guidance as to how a company may assess its interests in a variable interest entity for purposes of deciding whether consolidation of that entity is required. FIN 46 is effective for all variable interest entities created after January 31, 2003. The Company is required to adopt the provisions of FIN 46 for any variable interest entity created prior to February 1, 2003 by the end of the current fiscal year. We have evaluated the accounting provisions of the interpretations and we have determined that there was no material impact on our financial condition, results of operations or cash flows, since we are not the primary beneficiary of any variable interest entities.

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

      We regularly evaluate our internal control over financial reporting and discuss these matters with our independent accountants, Deloitte & Touche LLP, and our audit committee. We concluded in May 2004 that there was a “reportable condition” (as defined under standards established by the American Institute of Certified Public Accountants) in our internal control over financial reporting relating to the classification of a financing activity on the cash flow statement. Previously, the change in the cash overdraft account was classified from year to year in net cash provided by operating activities, rather than being classified in net cash used in financing activities. The prior treatment resulted in (i) lower net cash provided by operating activities and lower net cash used in financing activities of approximately $4,077,000 for the six months ended December 27, 2003 and (ii) higher net cash provided by operating activities and higher net cash used in financing activities of approximately $3,569,000 for the six months ended December 28, 2002. Although the dollar amounts relating to the reportable condition were immaterial to our results of operations, financial condition and liquidity, our management, the audit committee and our independent accountants reviewed and analyzed our internal controls, procedures and policies in response to this reportable condition. As a result, we enhanced our internal controls over financial reporting, including hiring additional financing and accounting staff, enhancing the training of our finance and accounting staff and requiring periodic review of a wider variety of current technical accounting literature.

      In this Quarterly Report on Form 10-Q/ A, we have restated our consolidated statements of cash flows for the three and six months ended December 27, 2003 and December 28, 2002 to reflect the cash flow related to our cash overdraft in the condensed consolidated statements of cash flows as a financing activity rather than an operating activity. While the restatement did not have any effect on our operating or net income or on our condensed consolidated balance sheets, it did affect two line items in our condensed consolidated statements of cash flows: (i) accounts payable, accrued expenses and other current liabilities relating to net cash provided by operating activities and (ii) cash overdrafts relating to net cash used in financing activities.

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

      Other than as described above, there has been no change in our internal control over financial reporting during the second quarter ended December 27, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, other than as described above, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

      (a) The exhibits required to be filed as part of this report on Form 10-Q/ A are listed in the attached Exhibit Index.

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

EXHIBIT INDEX

Exhibit
No.

3.1	Certificate of Incorporation of the Company.
3.2	Bylaws of the Company as amended, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 12, 2003 (the “November 2003 10-Q”).
4.1	Specimen stock certificate evidencing the Common Stock, incorporated by reference from the Company’s Registration Statement as amended on Form S-1 Number 333-00350 as filed with the Commission on January 18, 1996 (the “S-1”).
4.2	Form of Amended and Restated Warrant, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on January 19, 2000 (the “January 2000 8-K”).
4.3	Form of Securities Purchase Agreement, dated as of August 16, 1999, by and between the Company and each of the Investors, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on August 25, 1999 (the “August 1999 8-K”).
4.4	First Amendment to Securities Purchase Agreement, dated as of January 14, 2000, by and between the Company and each of the Investors, incorporated by reference from the January 2000 8-K.
4.5	Second Amendment to Securities Purchase Agreement, dated as of April 1, 2001, by and among the Company and each of the Investors, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2001 (the “May 2001 10-Q”).
10.1	Form of Unit Franchise Agreement entered into by the Company and franchisees, incorporated by reference from the S-1.
10.2	Option Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman, incorporated by reference from Amendment No. 1 to Schedule 13D as filed by Jack Futterman with the Commission on June 17, 1999 (“Futterman’s 13D”).
10.3	Stock Pledge Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman, incorporated by reference from Futterman’s 13D.
10.4	Amended and Restated Investor Rights Agreement, dated as of August 18, 2003, by and among the Company and the Investors, incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Commission on September 26, 2003 (the “September 2003 10-K”).
10.5	Description of oral consulting agreement between the Company and Ralph Dillon, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on February 13, 2001.
10.6	General Release and Severance Agreement of James Shea, dated as of May 28, 2003, by and between the Company and James Shea, incorporated by reference from the September 2003 10-K.
10.7	Separation Agreement of Andrew Bailen, dated as of July 14, 2003, by and between the Company and Andrew Bailen, incorporated by reference from the September 2003 10-K.
10.8	Separation Agreement of Thomas Larson, dated as of August 26, 2002, by and between the Company and Thomas Larson, incorporated by reference from the September 2003 10-K.
10.9	Employment Agreement of Steven Skiba, dated as of November 29, 2002, by and between the Company and Steven Skiba, incorporated by reference from the September 2003 10-K.
10.10	Employment Agreement of Linda Siluk, dated as of November 7, 2003, by and between the Company and Linda M. Siluk, incorporated by reference from the November 2003 10-Q.
10.11	Employment Agreement of Warren Jeffrey, dated as of November 7, 2003, by and between the Company and Warren Jeffery, incorporated by reference from the November 2003 10-Q.
10.12	Employment Agreement of Richard H. Griner dated as of January 12, 2004, by and between the Company and Richard H. Griner, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on February 10, 2004.
10.13	Management Stock Purchase Plan of the Company, incorporated by reference from the Registration of Form S-8 as filed with the Commission on July 23, 2001.

Exhibit
No.

10.14	Employee Stock Purchase Plan of the Company, incorporated by reference from the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, included within Form 14-A as filed with the Commission on October 18, 2001.
10.15	Amended and Restated 1994 Stock Option Plan, incorporated by reference from the Registration of Form S-8 as filed with the Commission on January 9, 1997.
10.16	1999 Stock Incentive Plan (Amended and Restated as of October 17, 2003), incorporated by reference from the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders included within Form 14-A as filed with the Commission on October 20, 2003.
10.17	Loan and Security Agreement (the “Loan Agreement”), dated January 9, 2003, by and between the Company and Wells Fargo Retail Finance, LLC (“WFRF”), as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on January 10, 2003.
10.18	Stock Pledge Agreement, dated January 9, 2003, by and among the Company, Party City Michigan, Inc. (“PCMI”) and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.
10.19	Trademark Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.
10.20	Copyright Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.
10.21	Guaranty and Security Agreement, dated January 9, 2003, by and between PCMI and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.
*15.1	Awareness Letter of Deloitte & Touche LLP.
21.1	Subsidiaries.
*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included herein.

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
Chief Financial Officer

Date: July 9, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Party City Corporation
Rockaway, New Jersey

      We have reviewed the accompanying condensed consolidated balance sheets of Party City Corporation and subsidiary as of December 27, 2003 and December 28, 2002, and the related condensed consolidated statements of income for the quarter and six-month periods then ended, and of cash flows for the six-month period then ended. These interim financial statements are the responsibility of the Company’s management.

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

      As discussed in Note 11, the condensed consolidated statements of cash flows for the six-month periods ended December 27, 2003 and December 28, 2002 have been restated.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

February 9, 2004
(June 30, 2004 as to the effects of
the restatement discussed in Note 11)