Form 10-K
period 2004-07-03
PARTY CITY CORP
filed 2004-09-14
CIK 1005972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2004

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

Common Stock, par value $0.01 per share

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

          The aggregate market value of voting stock held by non-affiliates of the Registrant on December 26, 2003, based on the closing sale price on such date, was approximately $169,191,552.

      The number of outstanding shares of the Registrant’s common stock, $0.01 par value, as of August 30, 2004 was 17,103,161.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders for the fiscal year ended July 3, 2004 are incorporated by reference into Part III.

      References throughout this document to the “Company” include Party City Corporation and its wholly owned subsidiary. In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Annual Report on Form 10-K has been written in the first person. In this document the words “we,” “our,” “ours” and “us” refer only to Party City Corporation and its wholly-owned subsidiary and not to any other person.

      Our website — www.partycity.com — provides access, free of charge, to our Securities and Exchange Commission (“SEC”) reports as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports.

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

PART I

Forward-Looking Statements

      This Annual Report on Form 10-K (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements are made a number of times throughout the document and may be identified by forward-looking terminology such as “estimate,” “project,” “expect,” “believe,” “may,” “will,” “intend” or similar statements or variations of such terms. Such forward-looking statements are based on many assumptions that are subject to certain risks and uncertainties, including, but not limited to: levels of sales, store traffic, acceptance of product offerings, competitive pressures from other party supplies retailers and other retailers, availability of qualified personnel, availability of suitable future store locations, schedules of store expansion plans and other factors beyond our control. As a result of the foregoing risks and uncertainties, actual results and performance may differ materially from those projected or suggested herein. See Part I, Item 1. “Business — Risk Factors” beginning on page 9 for further information on such risks and uncertainties. Furthermore, additional information concerning other risks and uncertainties that could cause our actual results to differ materially from those projected or suggested may be identified from time to time in our SEC filings and our public announcements.

Item 1.	Business

      Party City Corporation is based in Rockaway, New Jersey and was incorporated in the State of Delaware in 1996. We operate retail party supplies stores in the United States and we sell franchises on an individual store and area franchise basis throughout the United States and Puerto Rico.

General

      We are a specialty retailer of party supplies with a network of more than 500 stores. At August 30, 2004, we owned and operated 249 stores in the United States and our franchisees operated an additional 258 stores in the United States, including five stores in Puerto Rico. We believe that we are America’s largest retail party goods chain. We authorized our first franchise store in 1989 and opened our first Company-owned store in January 1994.

      We report two segments — retail and franchising. The retail segment generates revenue primarily through the sale of third-party branded party goods through Company-owned stores. The franchising segment generates revenue through the imposition of an initial one-time franchise fee and ongoing royalty payments based on retail sales.

      We operate and franchise party supplies stores that typically range in size from 10,000 square feet to 12,000 square feet. Our stores offer a broad selection of brand name and private label merchandise for a wide variety of celebratory occasions, including birthday parties, weddings and baby showers, as well as holiday and seasonal events such as Halloween, Christmas, New Year’s Eve, Graduation, Easter, Valentine’s Day, Thanksgiving, St. Patrick’s Day, the Super Bowl and the Fourth of July. We seek to offer customers a “one-stop” party store that provides a wide selection of merchandise at a compelling value.

      Our fiscal year ends the Saturday nearest to June 30. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52- or 53-week period, as applicable, ending the Saturday nearest to June 30. Unless otherwise stated, the financial results presented for the year ended July 3, 2004 are based on a 53-week period, while the financial results for the years ended June 28, 2003 and June 29, 2002 are based on a 52-week period.

Business Strategy and Initiatives

      Our objective is to maintain and expand our position as a leading national chain of party supply stores. To that end, we have undertaken initiatives to make fundamental improvements in the underlying components and operation of our business, including initiatives to: develop coordinated assortments of our product lines; increase exclusive product offerings; enhance our product and in-store presentation through new product packaging, in-store signage and displays, and shorter aisles; improve customer service; strengthen our employee base; upgrade and improve information systems; and centralize our distribution systems. We believe these initiatives will improve our operating efficiencies, profitability and cash flows, which will improve shareholder value in the long-term. Key components of our business strategy include:

      Offer a Broad Selection of Merchandise, Including Many Exclusive Products. We provide party-planners and party-goers with convenient one-stop shopping for party supplies, and we offer what we believe is one of the most extensive selections of party supplies available. The typical Party City store offers a broad selection of brand name and private label merchandise consisting of over 19,000 active items. We are in the process of transitioning our product base through the development of new, coordinated assortments within selected product categories.

      Enhance Merchandise Presentation and Create an Exciting Shopping Environment. We are enhancing our in-store product presentation to provide a more compelling shopping experience. We have begun to upgrade the presentation in our stores, including cutting through long aisles to allow customers to navigate the stores more easily and us to merchandise more effectively by highlighting more products around the end of each shortened aisle. We are also evaluating our product placement in connection with our new, coordinated assortment strategy to simplify the customers’ shopping experience and to increase synergistic selling opportunities.

      Establish Convenient Store Locations. Although we believe that our stores typically are destination shopping locations, we seek to maximize customer traffic and build quickly the visibility of new stores by situating our stores in high traffic areas. Site selection criteria include: population density, demographics, traffic counts, location of complementary retailers, storefront visibility and presence (either in a stand-alone building or in dominant power strip shopping centers), competition, lease rates and accessible parking. We believe there are an extensive number of suitable domestic locations available for future stores.

      Maintain Value Price Position. We use the aggregate buying power of our more than 500 Company-owned and franchise store network which allows us to offer a broad line of high quality merchandise at low prices. We believe we reinforce customers’ expectations of value through our advertising media, with a balanced message of product newness, exclusivity and savings. We also maintain a lowest price guaranty policy in Company-owned stores, and we suggest our franchisees adhere to such a policy. This policy guarantees that Party City stores will meet the advertised prices of competitor’s products.

      Provide Excellent Customer Service. We view the quality of our customers’ shopping experience as critical to our continued success, and we are committed to making shopping in our stores an enjoyable experience. For example, at Halloween, our most important selling season, each store significantly increases the number of sales associates. We believe that the compensation of our store managers and other personnel is competitive and enables us to attract and retain well-qualified, motivated employees who are committed to providing excellent customer service. In Fiscal 2004, we took significant steps to improve our customer service and to increase the ability of our in-store employees to assist customers as party consultants. To implement this strategy, we hired a full-time Director of Training and launched a sales and service training program in every region.

      Logistics Initiative. Through the end of Fiscal 2004, merchandise purchases were shipped directly to stores. Starting in July 2004, we began shifting product flow for certain products through centralized distribution centers in order to facilitate lower freight costs through shipping efficiencies and lower purchase prices. This will also facilitate improved inventory management and reduce store labor requirements. We anticipate the full transition from direct-to-store delivery to centralized distribution to span the next two to three years.

      Expansion Plans. Our long-term goal is to increase our market share in existing markets and penetrate new markets to expand our position as a leading retailer of party supplies merchandise. Our growth strategy is based upon the opening of new Company-owned and franchise stores. While we continuously evaluate acquisition opportunities, we have no present commitments or agreements with respect to material acquisitions. Franchise store growth is subject to the ability and interest on the part of the franchisees to open stores according to our expansion plans. To manage continued store growth, we intend to continue to invest in our human resources, management information systems and supply-chain to further improve our infrastructure.

Store Counts and Locations

      As of July 3, 2004 and August 30, 2004, there were 506 and 507 Party City stores open in the United States and Puerto Rico, respectively. Of these, 249 were Company-owned as of July 3, 2004 and August 30, 2004, and 257 and 258 were operated by our franchisees as of July 3, 2004 and August 30, 2004, respectively. The following table shows the growth in Party City’s network of stores for the Fiscal Years 2000 through 2004.

	Fiscal Year

	2004	2003	2002	2001	2000

Company-owned:
Stores open at beginning of fiscal year	242	209	193	197	215
Stores opened	9	22	11	—	2
Stores closed	(2)	(2)	—	(2)	(2)
Stores acquired from franchisees	—	2	3	1	—
External acquisitions	—	11	2	—	—
Stores sold to franchisees	—	—	—	(3)	(18)

Stores open at end of fiscal year	249	242	209	193	197
Franchise:
Stores open at beginning of fiscal year	241	242	261	211	178
Stores opened	18	9	19	51	18
Stores closed(a)	(2)	(8)	(35)	(3)	(3)
Stores purchased by the Company	—	(2)	(3)	(1)	—
Stores purchased by franchisees	—	—	—	3	18

Stores open at end of fiscal year	257	241	242	261	211

Total Company-owned and franchise stores	506	483	451	454	408

(a)	Our Canadian master franchisee filed for bankruptcy protection under Canadian law, closing 28 stores in fiscal 2002.

      As of July 3, 2004, Party City stores were located in the following states and Puerto Rico:

State	Company-Owned	Franchise	Chain-Wide

Alabama	—	8	8
Arizona	—	9	9
Arkansas	—	3	3
California	52	13	65
Colorado	5	—	5
Connecticut	4	4	8
Delaware	—	1	1
Florida	13	39	52
Georgia	—	26	26
Hawaii	—	1	1
Illinois	22	—	22
Indiana	5	—	5
Kansas	—	4	4
Kentucky	1	—	1
Louisiana	3	8	11
Maryland	3	10	13
Massachusetts	5	—	5
Michigan	11	—	11
Minnesota	5	—	5
Mississippi	—	2	2
Missouri	4	1	5
Nevada	5	—	5
New Jersey	9	25	34
New Mexico	—	3	3
New York	32	17	49
North Carolina	—	18	18
Ohio	10	—	10
Oregon	—	4	4
Pennsylvania	9	17	26
Rhode Island	—	1	1
South Carolina	—	7	7
Tennessee	1	10	11
Texas	26	13	39
Utah	2	—	2
Virginia	6	7	13
Washington	15	1	16
Wisconsin	1	—	1
Puerto Rico	—	5	5

Total	249	257	506

Merchandising

     Store Layout and Product Selection

      Our stores are designed to be festive and create a compelling shopping experience for the customer. Our stores range in size from 6,750 to 19,800 square feet with a typical store size between 10,000 and 12,000 square feet. The stores are divided into various sections based upon product categories (see below), displayed to emphasize the breadth of merchandise available at a good value. We have begun to upgrade the presentation in our stores, including cutting through long aisles to allow customers to navigate the stores more easily and to provide increased exposure for featured products. We have also designed new packaging for many Party City products and in-store graphics and signage that make it easier to shop.

      To maintain consistency throughout our store network, we have established a list of approved items that are permitted to be sold in our stores. Franchise stores are required to follow these guidelines according to the terms of their franchise agreements. We establish a standard store merchandise layout and presentation format to be followed by Company-owned and franchise stores. Any layout or format changes developed by us are communicated to the managers of stores on a periodic basis. See Part I, Item 1. “Business — Risk Factors — An effective franchise program is key to our success” for limitations on our ability to control our franchisees.

     Product Categories

      Although product assortment and strategies are in transition, our general product categories remain consistent with our historical selection. The typical Party City store offers a broad selection of brand name and private label merchandise consisting of over 19,000 active items. Our product categories include the following:

Halloween. The stores display Halloween-related merchandise throughout the year to position us as the customer’s Halloween shopping resource. Our Halloween merchandise is prominently displayed to provide an exciting and fun shopping experience for customers. As a key component of our sales strategy, our stores provide an extensive selection of Halloween products. The stores also carry a broad array of related decorations and accessories for the Halloween season. For Fiscal 2004, 2003 and 2002, our Halloween business represented 20%, 19% and 20% of our net sales, respectively.

Summer Luau. Our Summer Luau category includes tableware, decorations, accessories, toys and games, and apparel for indoor and outdoor summer entertainment. Sales of Summer Luau products occur primarily from March through July.

Other Seasonal. Customer purchases for other seasonal holidays and events compose a significant part of our business. The other seasonal category includes products for the Super Bowl, Valentine’s Day, St. Patrick’s Day, Fall, Thanksgiving, Passover, Easter, First Communion, the Fourth of July, Christmas, Hanukkah and New Year’s Eve. Some of the major items within this category are tableware, decorations, cutouts, lights and balloons tailored to the particular event.

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

Birthdays. The birthday product category includes a wide assortment of merchandise to fulfill customer needs for celebrating birthdays, including milestone birthdays such as “first,” “sweet sixteen” and 50th birthdays. Some of the products in this category include invitations, thank you cards, tableware, hats, horns, banners, cascades, balloons, novelty gifts, piñatas and candies.

Bridal/Wedding/Anniversary. This product category includes personalized invitations, tableware, balloons, favors, place setting cards, confetti, honeycomb bells and personalized ribbons. We also carry personalized invitation books containing numerous samples of customizable invitations from the leading invitation stationers for sale at discount prices.

Candy. The candy product category includes novelty and packaged candy sold to enhance parties or to be used as piñata fillers. Candy is sold both in individual units and in bulk packaging for customers’ convenience.

Catering Supplies. Our stores offer a broad selection of catering supplies, including trays, platters, foil, bowls, warming racks and fuel.

Gift Wrap. This product category includes a wide assortment of gift bags, bows, tissue paper, ribbons, printed bags and wrapping paper.

Greeting Cards. This product category includes greeting cards from quality national card vendors.

Party Favors. We offer a broad selection of packaged and bulk favors appealing to different age groups. The assortment includes different product lines varying in prices designed to offer customers a variety of purchasing options.

Party Basics. We carry a range of brand name and private label merchandise, including tableware, table covers, cutlery, crepe paper, cups and tumblers.

     Suppliers and Inventory

      The following represents suppliers from whom we purchased at least 5% of our merchandise:

Supplier	Products Supplied	Fiscal 2004	Fiscal 2003	Fiscal 2002

Amscan, Inc.	Paper products	22%	23%	23%
Unique Industries, Inc.	Paper products	7	8	7
Rubies Costumes Co. Inc	Halloween costumes	7	6	7
Hallmark Marketing Corp	Paper products	6	6	6

Total		42%	43%	43%

      The loss of any of these suppliers could materially adversely affect our business, results of operations, financial condition and cash flow. We consider numerous factors in supplier selection, including, but not limited to, price, credit terms, product offerings and quality.

      We strive to maintain sufficient inventory to enable us to provide a high level of service to our customers. Inventory levels, accounts receivable and accounts payable levels, payment terms and return policies are in accordance with the general practices of the retail party supplies industry and standard business procedures.

      Through the end of Fiscal 2004, all of the merchandise purchased by stores was shipped directly to the stores. Pursuant to our logistics initiative to optimize inventory management, beginning in July 2004 we have begun to implement a centralized inventory distribution system for Company-owned stores. We are currently receiving a portion of our merchandise at two distribution centers, one in California and one in Pennsylvania. Phase I of our logistics initiative, which we believe will be completed by the end of the first quarter of Fiscal 2005, will support the weekly scheduling of store deliveries for merchandise being delivered to/from the distribution centers. We believe that our logistics initiatives, when fully implemented and operational, will reduce store labor requirements and improve inventory accuracy while reducing overall inventory levels. See Part I, Item 1. “Business — Risk Factors — If we lose any of our key vendors or any of our key vendors fail to supply us with merchandise, we may not be able to meet the demands of our customers and our sales could decline” for risks and uncertainties related to our suppliers.

      We negotiate pricing with suppliers on behalf of all stores in our network (Company-owned and franchise). We believe that our buying power enables us to receive favorable pricing terms and enhances our ability to obtain high demand merchandise.

Franchise Operations

      As of August 30, 2004, we had 258 franchise stores throughout the United States and Puerto Rico. A Party City store run by a franchisee utilizes our format, design specifications, methods, standards, operating procedures, systems and trademarks.

      We receive revenue from our franchisees, consisting of an initial, one-time fee and an ongoing royalty fee. In addition, each franchisee has a mandated advertising budget, which consists of a minimum initial store opening promotion and ongoing local advertising and promotions. Further, the franchisee must pay an additional 1% of net sales to a Party City group advertising fund to cover common advertising materials related to the Party City store concept. Historically and during Fiscal 2004, to cover the expenses of fund administration, the Company has charged the Advertising Fund a management fee equal to 5% of the contributions. We do not offer financing to our franchisees.

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

      We have increased our focus on the management of our franchise operations, focusing on collaborative improvement efforts in several key operating areas such as merchandising, advertising and information systems.

      As of August 30, 2004, we had nine territory agreements with certain franchisees. These agreements grant the holder of the territory the right to open one or more stores within a stated time period.

Competition

      We operate in highly competitive markets. Our stores compete with a variety of smaller and larger retailers, including, but not limited to, single owner-operated party supplies stores, specialty party supplies and paper goods retailers (including superstores), warehouse/merchandise clubs, designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains and catalog and Internet merchandisers. Major chain competitors in our markets include iParty Corp., Factory Card and Party Outlet Corp. and Party America, Inc. In addition, other stores or Internet merchandisers may enter the market and become significant competitors in the future. Our stores compete, among other things, on the basis of location and store layout, product mix, selection, customer convenience and price. Many of our competitors in our markets have greater financial resources than we do.

      Management believes that Party City stores maintain a leading position in the party supplies business by offering a wider breadth of merchandise, greater selection within merchandise classes and low prices on most items in our stores. We believe that our significant buying power, which results from the size of our Party City store network, is an integral advantage.

Trademarks

      We license a number of trademarks and service marks registered with the United States Patent and Trademark Office, including Party City®, The Discount Party Super Store® and Halloween Costume Warehouse®.

Government Regulation

      As a franchisor, we must comply with regulations adopted by the Federal Trade Commission, such as the Trade Regulation Rule on Franchising, which requires us to furnish prospective franchisees with a franchise offering circular. We also must comply with a number of state laws that regulate the offer and sale of our franchises and certain substantive aspects of franchisor-franchisee relationships. These laws vary in their application and in their regulatory requirements. State laws that regulate the offer and sale of franchises typically require us to, among other things, register before the offer and sale of a franchise can be made in that state.

      State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states. Those laws regulate the franchise relationship, for example, by requiring the franchisor to deal with its franchisees in good faith, by prohibiting interference with the right of free association among franchisees and by regulating discrimination among franchisees with regard to charges, royalties or fees. In some cases, those laws also restrict a franchisor’s rights with regard to the termination of a franchise agreement (for example, by requiring “good cause” to exist as a basis for the termination and the franchisor’s decision to refuse to permit the franchisee to exercise its transfer or renewal rights) by requiring the franchisor to give advance notice to the franchisee of the termination and give the franchisee an opportunity to cure most defaults, and by requiring the franchisor to repurchase the franchisee’s inventory or provide other compensation upon termination. To date, those laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations.

      Each of our stores must also comply with applicable regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the opening of a new store or shut down an existing store.

      Our stores must comply with applicable federal and state environmental regulations, although the cost of complying with these regulations to date has not been material. More stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors can delay, and sometimes prevent, development of new stores in particular locations.

      Our stores must comply with the Fair Labor Standards Act and various state laws governing various matters such as minimum wages, overtime and other working conditions. Our stores must also comply with the provisions of the Americans with Disabilities Act, which requires that employers provide reasonable accommodation for employees with disabilities and that stores must be accessible to customers with disabilities.

Employees

      As of August 30, 2004, we employed approximately 1,600 full-time and 2,900 part-time employees. We consider our relationships with our employees to be good. None of our employees are covered by a collective bargaining agreement.

      During fiscal 2004, we filled a number of positions that were essential for our strategic transition. This included appointing Nancy Pedot as our permanent Chief Executive Officer and hiring a new Chief Operating Officer, Chief Merchandising Officer, Vice President of Finance, Creative Director and Director of Training. We also added people in key departments that had been understaffed, including Merchandising, Planning and Allocation and Logistics.

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

     Inability to successfully execute our key initiatives

      We have undertaken key initiatives which focus primarily on our breadth and quality of products; product pricing; financial, distribution and inventory systems; and employee base.

      In connection with the implementation of these initiatives, we have generated significant initial investment expenses that are disproportionate to our sales performance. However, we anticipate these expenses will normalize over time. Most importantly, these initiatives are anticipated to improve customer experience and solidify brand recognition which we believe will ultimately result in increased sales, reduced expenses and, accordingly, greater net income. Should our customers respond less favorably to our merchandise offerings, we may need to reduce our prices resulting in a negative impact on our net income.

     An effective franchise program is key to our success

      Our growth and success depends in part upon our ability to contract with and retain qualified franchisees, as well as the ability of those franchisees to operate their stores and promote and develop our store concept. Although we have established criteria to evaluate prospective franchisees and our franchise agreements include certain operating standards, each franchisee operates independently. Applicable franchise laws may delay or prevent us from terminating a franchise or withholding consent to renew or transfer a franchise. As a franchisor, we are subject to federal, state and international laws regulating the offer and sale of franchises. These laws impose registration and extensive disclosure requirements on the offer and sale of franchises. We cannot assure you that our franchisees will operate stores in a manner consistent with our concept and standards, which could reduce the gross revenues of these stores and therefore reduce our franchise revenue. The closing of unprofitable stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.

      If we are unable to attract new franchisees or to convince existing franchisees to open additional stores, any growth in royalties from franchised stores will depend solely upon increases in revenues at existing franchised stores, which could be minimal. In addition, our ability to open additional franchise locations is limited by the territorial restrictions in our existing franchise agreements as well as our ability to identify additional markets in the United States that are not currently saturated with the products we offer. If we are unable to open additional franchise locations, we will have to sustain additional growth externally through acquisitions and internally by attracting new and repeat customers to our existing locations. If we are unable to do so, our revenues and operating income may decline significantly.

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

If we are unable to identify and anticipate changes in consumer demands and preferences, or we are unable to respond to such consumer demands in a timely manner, our sales could decline

      Our products appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Our success depends on our ability to identify product trends as well as to anticipate and respond to changing merchandise trends and consumer demand in a timely manner. We cannot assure you that we will be able to continue to offer assortments of products that appeal to our customers or that we will satisfy changing consumer demands in the future. In addition, consumer demand for single-use, disposable party goods were to diminish, the party supplies and paper goods industry and our revenues would be negatively affected. For example, if cost increases in raw materials such as paper, plastic, cardboard or petroleum were to cause our prices to increase significantly, consumers might decide to forgo the convenience associated with single-use, disposable products. Similarly, changes in consumer preferences away from disposable products and in favor of reusable products for environmental or other reasons could reduce the demand for our products. We also sell certain licensed products that are in great demand for short time periods, making it difficult to project our inventory needs for these products. Accordingly, if:

•	we are unable to identify and respond to emerging trends;

•	we miscalculate either the market for the merchandise in our stores or our customers’ purchasing habits; or

•	consumer demand dramatically shifts away from disposable party supplies,

our business, results of operations, financial condition and cash flow could be materially adversely affected. In addition, we may be faced with significant excess inventory of some products and missed opportunities for other products, which would decrease our profitability.

If we lose any of our key vendors or any of our key vendors fail to supply us with merchandise, we may not be able to meet the demands of our customers and our sales could decline

      Our business is dependent to a significant degree upon strong relationships with vendors and our ability to purchase brand name and private label merchandise at competitive prices. During Fiscal 2004, we purchased approximately 42% of the aggregate amount of our merchandise from four vendors. The loss of any of these key vendors could have a material adverse effect on our business, results of operations, financial condition and cash flow. We cannot guarantee that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future. In this regard, certain merchandise that is in high demand may be allocated by vendors based upon the vendors’ internal criteria that are beyond our control, and consequently we may receive less product than we anticipated.

      Many of our vendors currently provide us with incentives like volume purchasing allowances and trade discounts. If our vendors were to reduce or discontinue these incentives, prices from our vendors could increase and our profitability would be reduced. As is customary in our industry, we generally do not have long-term contracts with any vendor and any vendor may discontinue selling to us at any time.

      In addition, we believe many of our vendors source their products from China, Mexico and other foreign countries. A vendor may discontinue selling products manufactured in foreign countries at any time for reasons that may or may not be in our control, including foreign government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions and trade issues. Our sales and profitability could decline if we are unable to replace a vendor promptly who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

     We face a high level of competition in our markets

      We operate in highly competitive markets. Our stores compete with a variety of smaller and larger retailers, including, but not limited to, single owner-operated party supplies stores, specialty party supplies and paper goods retailers (including superstores), warehouse/merchandise clubs, designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains and catalog and Internet merchandisers. Major chain competitors in our markets include iParty Corp., Factory Card and Party Outlet Corp. and Party America, Inc. In addition, other stores or Internet merchandisers may enter the market and become significant competitors in the future. Our stores compete, among other things, on the basis of location and store layout, product mix, selection, customer convenience and price. Many of our competitors in our markets have greater financial resources than we do.

      As a result of this competition, we may need to spend more on advertising and promotion than we anticipate. We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Expansion into markets served by our competitors, entry of new competitors or expansion of existing competitors into our markets could materially adversely affect our business, results of operations, cash flows and financial condition.

     We may need to raise additional capital to fund our operations

      Our management currently believes that the cash generated by operations, together with the borrowing availability under the Loan Agreement, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with systems development, logistics initiatives and store improvements. However, if we are unable to generate sufficient cash from operations, we may be required to adopt one or more alternatives to raise cash, such as incur indebtedness, selling our assets, seeking to raise additional debt or equity capital or restructuring. If adequate financing is unavailable or is unavailable on acceptable terms, we may be unable to maintain, develop or enhance our operations, products and services, take advantage of future opportunities or respond to competitive pressures.

If we fail to protect our brand name, competitors may adopt tradenames that dilute the value of our brand name

      We have invested significant resources in our Party City brand name in order to obtain the public recognition that we currently have. However, we may be unable or unwilling to strictly enforce our trademark in each jurisdiction in which we do business. Also, we may not always be able to successfully enforce our trademark against competitors, or against challenges by others. Our failure to successfully protect our trademark could diminish the value and efficacy of our past and future marketing efforts, and could cause customer confusion, which could, in turn, adversely affect our revenues and profitability.

Our operating results are subject to seasonal and quarterly fluctuations, as well as the timing of new store openings, which could cause the market price of our common stock to decline

      Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of our net sales, operating income, cash flow and net income in the second fiscal quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to sales for end of year holidays. We believe this general pattern will continue in the future. An economic downturn during this period could adversely affect us to a greater extent than if such downturn occurred at other times of the year. Our results of operations and cash flows may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings, store closings and timing of the acquisition and disposition of stores.

      In addition, we opened nine new Company-owned stores and closed two Company stores in Fiscal 2004. Our results of operations and cash flows may vary significantly as a result of the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-opening expenses associated with new stores and the relative proportion of new stores to mature stores. Any significant decline in our results of operations and cash flows as a result of these variations could adversely affect our stock price.

     We may be unable to achieve our expansion plans for future growth

      During Fiscal 2004, we added nine Company-owned stores and closed two stores. Our continued growth will depend, in significant part, upon our ability to open such new stores in a timely manner and to operate them profitably. Our expansion is also dependent on the effective continuation and management of our franchise program. Furthermore, successful expansion is subject to various contingencies, many of which are beyond our control. These contingencies include, among others:

•	our ability and our franchisees’ ability to identify and secure suitable store sites on a timely basis;

•	our ability and our franchisees’ ability to negotiate advantageous lease terms;

•	our ability and our franchisees’ ability to complete any necessary construction or refurbishment of these sites;

•	our ability and our franchisees’ ability to adapt to different local and regional preferences and customs and compete against local businesses which are unfamiliar to us; and

•	the successful integration of new stores into existing operations.

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

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business could suffer

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required during Fiscal 2005 to perform an evaluation of our internal controls over financial reporting and have our auditor publicly attest to such evaluation. We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities, although as of the date of this filing, we have not yet completed the evaluation. Compliance with these requirements is expected to be expensive and time-consuming. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

      In designing and evaluating our internal controls over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. For example, a company’s operations may change over time as the result of new or discontinued lines of business and management must periodically modify a company’s internal controls and procedures to timely match these changes in its business. In addition, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and company personnel are required to use judgment in their application. While we believe that our internal controls over financial reporting currently provide reasonable assurance of achieving their control objectives, no system of internal controls can be designed to provide absolute assurance of effectiveness. A material failure of internal controls over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to a material failure of internal controls over financial reporting would have a negative impact on our reputation and business.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which could harm our business

      Our success depends to a large extent on the continued service of our executive management team. Departures by our executive officers could have a negative impact on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis. We do not maintain key executive life insurance on any of our executive officers.

      As our business expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. Although we generally have been able to meet our staffing requirements in the past, our ability to meet our labor needs while controlling costs is subject to external factors, such as unemployment levels, minimum wage legislation and changing demographics. Our inability to meet our staffing requirements in the future at costs that are favorable to us, or at all, could impair our ability to increase revenue, and our customers could experience lower levels of customer care.

Item 2.     Properties

      As of August 30, 2004, there were 507 Party City stores open in the United States and Puerto Rico. Of these, 249 were Company-owned and 258 were operated by our franchisees. See Part I, Item 1. “Business-Store Counts and Locations” for additional information on the growth in Party City’s network of stores for Fiscal 2000 through 2004 and the location of our stores as of July 3, 2004. As of August 30, 2004, we leased all of our 249 Company-owned stores. Our stores range in size from 6,750 to 19,800 square feet, with a typical store size between 10,000 and 12,000 square feet. We do not believe that any individual property is material to our financial condition or results of operation. Of the leases for the Company-owned stores, three expire in Fiscal 2005, twenty-one expire in Fiscal 2006, thirty expire in Fiscal 2007 and the balance expire in Fiscal 2008 or thereafter. We have options to extend most of these leases for a minimum of five years.

      We also lease our corporate headquarters property in Rockaway, New Jersey which will expire in December 2004. We are in the final stages of securing space for a new corporate office location as well as to extend the current term of our lease for a period of months to coincide with its transition to the new space. We plan to finalize our selection no later than October 2004.

      We believe that all of our current facilities are in good condition and are suitable and adequate for the purposes for which they are used.

Item 3.     Legal Proceedings

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

      On March 30, 2004, the parties reached an agreement-in-principle to settle this lawsuit for $5.5 million on a “claims made” basis, which means that a payout to class members will only occur when claims are actually made by Class members. Previously, we recorded a pre-tax charge of $1.4 million related to this lawsuit. In connection with the agreement-in-principle, we recorded an additional pre-tax charge of $4.1 million during the third quarter of Fiscal 2004 to fully cover the settlement payments, attorneys’ fees and the estimated expenses of administering the settlement. The settlement provided for pursuant to the agreement-in-principle is subject to certain conditions, including the negotiation and execution of a definitive settlement agreement and the approval of the terms of the definitive settlement agreement by the Superior Court after notice to the members of the class who have the right to object. There can be no assurance that all of these conditions will be satisfied. If a final settlement is not consummated and the lawsuit is continued, a class is certified, liability is found and a judgment is entered, such judgment may adversely affect the Company.

      In addition to the foregoing, from time to time we are involved in routine litigation incidental to the conduct of the business, which is not, individually or in the aggregate, material to the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock has traded on the Nasdaq National Market under the symbol “PCTY” since its re-listing in July 2001. From July 1999 until its re-listing on the Nasdaq National Market, our common stock was traded on the OTC Bulletin Board, an electronic quotation service for NASD Market Makers. From March 1996 until July 1999 our common stock was traded on the Nasdaq National Market.

      The following table sets forth the high and low trading prices of our common stock for each quarter of the latest two fiscal years:

	High	Low

Quarter Ended:
July 3, 2004	$17.32	$11.25
March 28, 2004	15.47	11.31
December 27, 2003	15.00	11.83
September 27, 2003	12.18	9.56
Quarter Ended:
June 28, 2003	$10.91	$8.00
March 29, 2003	12.70	7.17
December 28, 2002	14.59	9.63
September 28, 2002	16.98	12.73

      At August 30, 2004, the number of holders of record of our common stock was approximately 415.

Dividends

      We have never paid cash dividends on our capital stock and do not intend to pay cash dividends in the foreseeable future. We expect that earnings will be retained for the continued growth and development of our business. Future dividends, if any, will depend upon our earnings, financial condition, working capital requirements, compliance with covenants in agreements to which we are or may be subject, future prospects and any other factors deemed relevant by our Board of Directors. Under various agreements to which we are a party, principally under the Loan Agreement with Wells Fargo, there are restrictions on paying out dividends. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

      We purchased no shares of our common stock in the fourth quarter of Fiscal 2004.

      In September 2001, the Board of Directors authorized us to repurchase up to $15 million of our outstanding common stock. The stock repurchases are made at the discretion of management. During Fiscal 2002, we repurchased 284,000 shares for an aggregate amount of $1.8 million, or 12.2% of the total amount authorized to be purchased. During Fiscal 2003, we repurchased 463,000 shares for an aggregate amount of $4.1 million, or 27.4% of total amount authorized to be purchased. During Fiscal 2004, we purchased no shares of company common stock. As of July 3, 2004, we have purchased a total of 747,012 shares for an aggregate amount of $5.9 million, or 39.6% of the total amount to be purchased.

Equity Compensation Plan Information

      The following sets forth certain information as of July 3, 2004 concerning our equity compensation plans(1):

			Number of Securities
	Number of Securities		Available for Future
	to Be Issued upon	Weighted-Average	Issuance under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(2)	3,044,131 (3)	$11.36	4,615,159 (4)
Equity compensation plans not approved by security holders(5)	16,012 (6)	$8.35	276,213

Total	3,060,143	$11.34	4,891,372

(1)	See Note 9 to our consolidated financial statements included herein for a description of our equity compensation plans.

(2)	Consists of our Amended and Restated 1994 Stock Option Plan (the “1994 Plan”), Amended and Restated 1999 Stock Incentive Plan (the “1999 Plan”), and Employee Stock Purchase Plan (the “ESPP”).

(3)	Consists of 379,662 outstanding options for our common stock pursuant to the 1994 Plan, 2,642,512 outstanding options for our common stock pursuant to the 1999 Plan and 21,957 shares of our common stock which will be issued on January 1, 2005 pursuant to the ESPP. Under the ESPP, our employees have the opportunity to purchase shares of our common stock at a discount through accumulated payroll deductions. The Company’s liability to employees in the ESPP is approximately $247,000. The shares which will be issued in January 2005 will have a purchase price of $11.36 per share.

(4)	Consists of 4,520,245 options that remain available for issuance pursuant to the 1999 Plan and 94,914 shares of our common stock that remain available for issuance pursuant to the ESPP. Since September 4, 2000 no additional options may be issued under the 1994 Plan.

(5)	Consists of our Management Stock Purchase Plan.

(6)	These shares will be issued in future periods as provided for in the Management Stock Purchase Plan.

Item 6.	Selected Financial Data

      We have derived the selected financial data presented below from our audited consolidated financial statements for the Fiscal Years ended July 3, 2004, June 28, 2003, June 29, 2002, June 30, 2001 and July 1, 2000. Financial results for Fiscal 2004 are based on a 53-week period, while financial results for all other periods are based on a 52-week period. The selected financial information presented below should be read in conjunction with such consolidated financial statements and notes included herein.

Selected Financial Data

	Year Ended

	July 3,	June 28,	June 29,	June 30,	July 1,
	2004(a)	2003	2002	2001	2000

	(In thousands, except per share and store data)
Statement of Operations Data:
Total revenues	$516,267	$482,620	$423,510	$395,900	$363,399

Company-owned stores:
Net sales	$496,138	$464,258	$405,821	$380,671	$349,722
Cost of goods sold and occupancy costs	332,311	311,170	263,980	252,320	240,356

Gross profit	163,827	153,088	141,841	128,351	109,366
Store operating and selling expense	113,292	108,294	91,576	88,128	83,470

Company-owned stores profit contribution	50,535	44,794	50,265	40,223	25,896
General and administrative expense	39,637	32,475	27,086	26,603	30,399

Retail profit (loss) contribution	10,898	12,319	23,179	13,620	(4,503)

Franchise stores:
Royalty fees	19,521	18,007	17,048	14,604	13,187
Franchise fees	608	355	641	625	490

Total franchise revenues	20,129	18,362	17,689	15,229	13,677
Total franchise expense	7,184	6,538	6,563	4,937	4,406

Franchise profit contribution	12,945	11,824	11,126	10,292	9,271

Operating income	23,843	24,143	34,305	23,912	4,768
Interest expense, net	471	3,990	5,610	7,949	8,423

Income (loss) before income taxes	23,372	20,153	28,695	15,963	(3,655)
Provision (benefit) for income taxes(b)	9,466	8,061	11,503	6,002	(4,636)

Net income	$13,906	$12,092	$17,192	$9,961	$981

Basic earnings per share	$0.82	$0.73	$1.32	$0.78	$0.08

Diluted earnings per share	$0.71	$0.62	$0.89	$0.56	$0.07

Weighted average shares outstanding — basic	16,880	16,602	13,068	12,723	12,611

Weighted average shares outstanding — diluted	19,651	19,646	19,313	17,819	14,283

	Year Ended

	July 3,	June 28,	June 29,	June 30,	July 1,
	2004(a)	2003	2002	2001	2000

	(In thousands, except per share and store data)
Operating Data:
Number of Company-owned stores (end of year)	249	242	209	193	197

Increase in Company-owned same store sales	0.6%	2.2%	4.9%	10.3%	3.8%

Number of franchise stores (end of year)	257	241	242	261	211

Increase in franchise same store sales	3.0%	3.7%	4.5%	4.3%	7.9%

Average sales per Company-owned store	$2,009	$2,090	$2,044	$1,961	$1,810

Other Information:
Depreciation and amortization	$17,601	$16,229	$12,156	$10,431	$10,757

Cash flow (used in) provided by:
Investing activities	$(13,484)	$(22,234)	$(20,008)	$(15,664)	$6,184

Financing activities	(13,642)	(949)	(17,409)	(12,320)	(18,845)

Balance Sheet Data:
Working capital	$34,818	$12,867	$14,707	$8,784	$15,069

Total assets	177,417	167,999	149,054	141,342	132,086

Bank borrowings(c)	—	11,229	8,915	16,006	29,547

Stockholders’ equity	96,838	79,422	67,599	51,090	40,861

EBITDA:
EBITDA(d)	$41,444	$40,372	$46,461	$34,343	$15,525

Most directly comparable GAAP measures:
Net income	$13,906	$12,092	$17,192	$9,961	$981

Cash flows provided by operating activities	$51,599	$23,088	$31,042	$33,876	$5,141

(a)	The figures provided for the fiscal year ended July 3, 2004 reflect a 53-week year.

(b)	The fiscal year ended July 1, 2000 includes $3.7 million benefit related to the reversal of a valuation reserve on deferred tax assets established in the six months ended July 3, 1999 due to the uncertainty at that time that our net operating loss carryforwards would be realized.

(c)	Bank borrowings and other long-term liabilities at June 29, 2002, June 30, 2001 and July 1, 2000 is net of an unamortized debt discount of $1.3 million, $1.9 million and $3.0 million, respectively.

(d)	Our definition of EBITDA is earnings before interest, taxes, depreciation and amortization. EBITDA is not a measurement defined by GAAP and has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on any debts we may have;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;

•	EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally.

We have presented EBITDA, however, because we believe it is an indicative measure of, and it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and a company’s ability to service and/or incur debt. Furthermore, our executive compensation plans base incentive compensation payments on our EBITDA performance measured against budget. EBITDA is also widely used by us and others in our industry to evaluate and price potential acquisitions.

Our computation of EBITDA may not be comparable to similarly titled measures of other companies.

      Because we consider EBITDA useful as an operating measure, we present a reconciliation of EBITDA to net income for the periods indicated:

	Year Ended

	July 3,	June 28,	June 29,	June 30,	July 1,
	2004(a)	2003	2002	2001	2000

	(In thousands)
EBITDA	$41,444	$40,372	$46,461	$34,343	$15,525
Depreciation and amortization	(17,601)	(16,229)	(12,156)	(10,431)	(10,757)
Interest expense, net	(471)	(3,990)	(5,610)	(7,949)	(8,423)
(Provision) benefit for income taxes	(9,466)	(8,061)	(11,503)	(6,002)	4,636

Net income	$13,906	$12,092	$17,192	$9,961	$981

      Because we also consider EBITDA useful as a liquidity measure, we present a reconciliation of EBITDA to our cash flow provided by operating activities for the periods indicated:

	Year Ended

	July 3,	June 28,	June 29,	June 30,	July 1,
	2004(a)	2003	2002	2001	2000

	(In thousands)
EBITDA	$41,444	$40,372	$46,461	$34,343	$15,525
Interest expense, net	(471)	(3,990)	(5,610)	(7,949)	(8,423)
(Provision) benefit for income taxes	(9,466)	(8,061)	(11,503)	(6,002)	4,636
Non-cash interest	163	1,624	1,395	1,815	1,506
Deferred taxes	(1,051)	(2,131)	819	1,543	(6,213)
Deferred rent	(608)	556	765	1,148	978
Stock based compensation	102	342	463	264	—
(Provision for) benefit from doubtful accounts	(141)	(498)	(67)	(65)	975
Tax effect of non-qualified stock options	1,110	556	37	—	—
Impairment charge	—	1,505	—	2,275	1,172
Loss (gain) on dispositions and sale of stores	72	162	—	(131)	1,386
Changes in assets and liabilities:
Accounts payable, accrued expenses and other current liabilities	8,592	3,608	4,894	11,522	(3,416)
Merchandise inventory	8,551	(9,634)	(7,310)	(6,606)	186
Other long-term liabilities	(41)	121	833	(326)	(306)
Other current assets and other assets	3,343	(1,444)	(135)	2,045	(2,865)

Net cash provided by operating activities	$51,599	$23,088	$31,042	$33,876	$5,141

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We operate retail party supplies stores within the continental United States and we sell franchises on an individual store and area franchise basis throughout the United States and Puerto Rico. At July 3, 2004, our network consisted of 506 stores, with 249 stores owned by us and 257 stores owned by franchisees. We report two segments — retail and franchising. The retail segment generates revenue primarily through the sale of third-party branded party goods through Company-owned stores. The franchising segment generates revenue through the imposition of an initial one-time franchise fee and ongoing royalty payments based on retail sales.

      Currently, the retail party supplies business has been fragmented, with consumers purchasing party-related products from single owner-operated and regional party supplies stores and designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains. We offer customers a “one-stop” party store that provides a wide selection of merchandise at a compelling value and in sufficient quantities to satisfy customer needs for parties of virtually all sizes and types.

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

      Additionally, we continue to make advances in our inventory reduction initiative which is designed to reduce overall inventory levels while increasing inventory availability to stores. Our item reduction, vendor rationalization and product allocation strategies have facilitated an average per store inventory reduction of 15% from June 28, 2003 to July 3, 2004 and are a significant reason for the increase in our cash and cash equivalents from $3.4 million at June 28, 2003 to $27.8 million at July 3, 2004. This inventory reduction has also resulted in an increase of inventory turnover. We believe these strategies will continue to provide us with the flexibility to provide fresh merchandise choices to our customers and still maintain a sufficient variety and quantity of products to satisfy customer needs.

      Phase I of the logistics initiative, which will be completed in the first quarter of Fiscal 2005, will support weekly scheduling of store deliveries, thereby reducing store labor requirements and improving inventory accuracy. We are now able to receive and distribute our products for our Company-owned stores from two distribution centers — one in California and one in Pennsylvania, and also initiated a Preferred Carrier Process earlier this fiscal year resulting in lower negotiated transportation rates, better visibility on deliveries and higher service levels.

      We have also focused on enhancing our enterprise systems, with the upgrade of our store and corporate systems fully implemented. The investment in our enterprise systems has improved certain store processes, and will provide the systemic foundation for our logistics initiative. Working with our vendor partners and third-party logistics providers, we are embarking on enhancements that will further drive product in-stock positions and lower our supply-chain network costs.

      Underlying these and other important initiatives are key investments we have made in our employee base, including the implementation of training programs related to customer service. During Fiscal 2004, we filled a number of positions that were essential for our strategic transition. This included appointing Nancy Pedot as our permanent Chief Executive Officer, and hiring a new Chief Operating Officer, Chief Merchandising Officer, Vice President of Finance, Creative Director and Director of Training. We also added people in key departments that had been understaffed, including Merchandising, Planning and Allocation and Logistics.

      In connection with the implementation of these initiatives, we have incurred significant initial expenses that are disproportionate to our sales performance. However, we anticipate these initial expenses will diminish over time. Most importantly, these investment initiatives are anticipated to improve customer experience and solidify brand recognition which we believe will ultimately result in increased sales, reduced expenses and, accordingly, greater net income.

Key Performance Indicators and Statistics

      We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following:

	Year Ended

	July 3,	June 28,	June 29,
	2004	2003	2002

Net sales (in thousands)	$496,138	$464,258	$405,821
Total Company-owned store count	249	242	209
Average net same store sales per Company-owned stores — current period (in thousands)	$2,034	$2,101	$2,055
Same store average net sale per retail transaction(a)	$18.92	$18.70	$18.00
Same store net sales growth	0.6%	2.2%	4.9%
Gross profit as a percent of net sales	33.0%	33.0%	35.0%
Store profit contribution as a percent of net sales	10.2%	9.6%	12.4%
Diluted earnings per share	$0.71	$0.62	$0.89
EBITDA(b) (in thousands)	$41,444	$40,372	$46,461

(a)	Same store sales divided by same store retail transactions. Retail transactions represent each time a customer makes a purchase or return at the register.

(b)	See EBITDA discussion on page 18.

      For further discussion of these key indicators, see Part II, Item 7. “Results of Operations” beginning on page 24.

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

      Our accounting policies are more fully described in Note 1 to the consolidated financial statements included herein. We have identified certain critical accounting policies that are described below.

      Merchandise inventory. Inventory is valued using the cost method which values inventory at the lower of the actual cost or market, at the individual item level. Cost is determined using the weighted average method. Inventory levels are reviewed to identify slow-moving and closeout merchandise that will no longer be carried. Market is determined by the estimated net realizable value, based upon the merchandise selling price. We also estimate amounts of current inventories that will ultimately become obsolete due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales.

      Finite long-lived assets. In the evaluation of the fair value and future benefits of finite long-lived assets, we perform an analysis by store of the anticipated undiscounted future net cash flows of the related finite long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates.

      Insurance accruals. Our consolidated balance sheets include liabilities with respect to self-insured workers’ compensation and general liability claims. We estimated the required liability of such claims dated July 3, 2004, utilizing an actuarial method based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

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

      Store Closure Costs. We record estimated store closure costs, estimated lease commitment costs net of estimated sublease income and other miscellaneous store closing costs, when the liability is incurred. Such estimates, including sublease income, may be subject to change.

      Income Taxes. Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. If our actual results differ from estimated results due to changes in tax laws, new store locations or tax planning, our effective tax rate and tax balances could be affected.

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

      Store operating and selling expenses. Store operating and selling expenses consist of selling and store management payroll, employee benefits, medical insurance, employment taxes, advertising and other store level expenses and pre-opening expenses which are expensed when incurred.

      Company-owned store profit contribution. Company-owned store profit contribution is gross profit minus store operating and selling expenses.

      General and administrative expenses. General and administrative expenses include payroll and employee benefits, employment taxes, management information systems, marketing, insurance, legal and other corporate level expenses. Corporate level expenses are primarily attributable to our corporate office in Rockaway, New Jersey as well as district and regional offices throughout the country.

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

Results of Operations

      Our revenues and earnings are generated primarily from our two business segments — Retail and Franchising. See Part I, Item 6. “Selected Financial Data” — for a summary of our financial performance.

Year Ended July 3, 2004 (“Fiscal 2004”) Compared with Year Ended June 28, 2003 (“Fiscal 2003”)

      Unless otherwise stated, the financial results presented for “Fiscal 2004 Compared with Fiscal 2003” are based on a 53-week period for the year ended July 3, 2004, and on a 52-week period for the year ended June 28, 2003.

      Retail. Net sales from Company-owned stores increased 6.9% to $496.1 million for Fiscal 2004 from $464.3 million for the same period last year. The 6.9% increase in net sales resulted from an increase of 6.3% related to stores that have not been open for one year and an increase in same store net sales of 0.6%. For purposes of understanding the effect of the additional week in fiscal 2004, our net sales for the last week of Fiscal 2004 were approximately $8.2 million. The customer count in Company-owned stores, on a same store basis, decreased 1.5%, and the average net sale increased 2.1%. With 31 stores joining the same store sales group during Fiscal 2004, same store net sales increased 1.9% in the western region, 1.4% in the eastern region and decreased 1.1% in the central region. We opened nine new stores and closed two store during Fiscal 2004 and opened 35 stores (including an acquisition of eleven stores from a third party and two stores from a franchisee) and closed two store during the same period last year.

      Gross profit increased 7.0% to $163.8 million in Fiscal 2004 from $153.1 million in the same period last year. The increase was primarily due to increased sales volume. Gross margin as a percent of net sales was 33.0% for Fiscal 2004, relatively flat with last fiscal year. The chart below shows the components of the $10.7 million increase in gross profit (in millions):

	Portion of Total Change
Component	Increase /(Decrease)	Impact of Component on Gross Profit:

Net sales	$10.5	Due to increase in total sales.
Merchandise margins	2.1	Due to improved product cost and pricing.
Occupancy and other costs	(1.9)	Due to fixed expenses deleveraged against sales.

Total	$10.7

      Store operating and selling expenses increased 4.6% to $113.3 million for Fiscal 2004 from $108.3 million in the same period last year. The increase in store operating and selling expenses is attributable to increased expenses related to the new stores opened in Fiscal 2004. Pre-opening expenses incurred in Fiscal 2004, which included payroll and fringe benefits and other operating costs, for the stores opened in Fiscal 2004 and stores to be opened in Fiscal 2005 amounted to $552,000 compared with $1.6 million incurred in Fiscal 2003 For stores opened in Fiscal 2003 and stores to be opened in Fiscal 2004. Store operating and selling expenses were 22.8% and 23.3% of sales for Fiscal 2004 and Fiscal 2003, respectively. The decrease as a percent of net sales is due mainly to a decrease in physical inventory fees as a result of lower inventory and a decrease in advertising expenses. The chart below shows the components of the $5.0 million increase in store operating and selling expenses (in millions):

	Portion of Total Change	Impact of Components on Store Operating
Component	Increase /(Decrease)	and Selling Expenses:

Net sales	$7.4	Due to increase in total sales.
Payroll and fringe benefits	(0.2)	Due to store labor efficiencies.
Advertising	(0.4)	Due to reduced grand opening charges.
Credit card, bank fees and other operating costs	(1.8)	Due primarily to reduced inventory levels and corresponding physical inventory count fees.

Total	$5.0

      Company-owned store profit contribution was $50.5 million for Fiscal 2004 compared with $44.8 million for the same period last year. The improvement from Fiscal 2003 is primarily the result of the increase in same store net sales and the number of stores. New store contribution made up 61% of the increase over last year. New stores include locations opened during Fiscal 2004 and 2003 before they are considered same stores. Store profit contribution as a percent of net sales was 10.2% for Fiscal 2004 compared with 9.6% of net sales in the same period last year due to the increase in gross margin and the decrease in store operating and selling expenses as described above.

      General and administrative expenses increased 22.1% to $39.6 million in Fiscal 2004 from $32.5 million in the same period last year. General and administrative expenses were 8.0% and 7.0% of net sales for Fiscal 2004 and Fiscal 2003, respectively. This 22.1% increase is primarily due to a charge taken in connection with the settlement in principle of the employment class action in California, as well as increased corporate staffing, and our information systems, logistics and Sarbanes-Oxley compliance initiatives, partially offset by the $1.5 million decrease in impairment charges. During the third quarter of Fiscal 2004, we recorded a pre-tax charge of $4.1 million related to the settlement payments, attorneys’ fees and estimated expenses of administering the settlement in principle. See Note 14 in the consolidated financial statements included herein for a further description of the class action. The chart below shows the components of the $7.2 million increase in general and administrative expenses (in millions):

	Portion of Total
	Change Increase	Impact of Components on General and
Component	/(Decrease)	Administrative Expenses:

Litigation settlement	$4.1	Due to California class action settlement.
Corporate payroll	2.8	Due to increased corporate staffing.
Professional fees and training	0.9	Due to information systems, logistics, and Sarbanes-Oxley compliance initiatives.
Other	0.9	Due to store closing expenditures.
Impairment	(1.5)	Due to asset and goodwill impairment charges in Fiscal 2003.

Total	$7.2

      Franchising. Franchise fees recognized on 18 store openings were $608,000 for Fiscal 2004 as compared with $355,000 for nine store openings in the same period last year. Royalty fees increased 8.4% to $19.5 million in Fiscal 2004 from $18.0 million in the same period last year. This was primarily due to an increased franchise store base and a same store sales increase of 3.0% for the franchise stores in Fiscal 2004.

      Expenses attributable to the franchise segment for Fiscal 2004 increased 9.9% to $7.2 million from $6.5 million for the same period last year. As a percentage of franchise revenue, franchise expenses were 35.7% in Fiscal 2004 as compared with 35.6% for Fiscal 2003. This increase is primarily due to a larger corporate expense allocation, which is primarily based on corporate salaries.

      Franchise profit contribution increased 9.5% to $12.9 million for Fiscal 2004 from $11.8 million in the same period last year. The increase in franchise profit contribution is due to the increase in royalty and franchise fees, partially offset by an increase in franchise expenses.

      Interest Expense. Net interest expense decreased to $471,000 for Fiscal 2004 from $4.0 million in the same period last year. This decrease in interest expense is due to the repurchase of all of the outstanding senior notes during the first six months of Fiscal 2003. The repurchase of these notes was completed using working capital and borrowings under our asset-based revolving credit agreement.

      Income Taxes. An income tax expense of $9.5 million, or 40.5% of pre-tax income, and $8.1 million, or 40.0% of pre-tax income, was recorded in Fiscal 2004 and Fiscal 2003, respectively. The change in tax rate from 40.0% to 40.5% is due to an increase in the overall state tax rate.

      Net Income. As a result of the above factors, net income increased to $13.9 million, or $0.71 per diluted share, for Fiscal 2004 as compared with $12.1 million, or $0.62 per diluted share, in the same period last year. Weighted average diluted shares outstanding remained flat at 19.65 million shares for Fiscal 2004 when compared to last year.

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

Liquidity and Capital Resources

      Our cash requirements are primarily for working capital, the opening of new stores, investment in human capital, the improvement and expansion of existing facilities and the improvement of information systems. Historically, these cash requirements have been met through cash flow from operations and borrowings under our credit facilities. At July 3, 2004, working capital was $34.8 million compared to $12.9 million in the same period last year.

      Our current priorities for the use of cash are primarily for investments in value added capital projects including, in particular, investments in technology to improve merchandising and distribution, reduce costs, improve efficiencies and assist each store to better serve its customers. Key initiatives include:

•	our logistics initiative, pursuant to which we are implementing centralized warehousing and distribution facilities;

•	executing our store information systems roll-out;

•	revitalizing our brand and retail environment;

•	evaluating our current and future store locations;

•	improving customer service at the stores; and

•	enhancing franchise growth.

      We currently believe that the cash generated by operations, together with the borrowing availability under the Loan Agreement, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with systems development, logistics initiatives and store improvements.

      We are currently free of debt, which permits us to consider a wide variety of corporate initiatives intended to improve shareholder value, although there is no assurance that any specific initiative will be pursued or consummated.

Key Indicators of Liquidity and Capital Resources

      The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	Year Ended

	July 3,	June 28,
	2004	2003

Balance Sheet Data:
Cash and cash equivalents	$27,845	$3,372
Working capital	34,818	12,867
Total assets	177,417	167,999
Borrowings	—	11,229
Stockholders’ equity	96,838	79,422
Other Information:
Depreciation and amortization	$17,601	$16,229
Cash Flows Provided by (used in):
Operating activities	$51,599	$23,088
Investing activities	(13,484)	(22,234)
Financing activities	(13,642)	(949)

Total cash flows provided by (used in)	$24,473	$(95)

      Operating Activities. For Fiscal 2004, cash provided by operating activities was $51.6 million compared with $23.1 million for the same period last year. The increase in cash provided by operating activities was primarily attributable to a decrease in inventory of $8.6 million. The decrease in average inventory level per store of 15.4% from the same period last year, due to management’s inventory reduction initiatives, enabled us to focus on product assortment, merchandise presentation and identify and discontinue slower moving items. Our accounts payable have increased slightly due to the purchase of new merchandise while the decrease in inventory is attributed to the reduction of old discontinued merchandise. The increase was also a result of higher accrued expenses and other current liabilities as a result of timing.

      Investing Activities. Cash used in investing activities for Fiscal 2004 was $13.5 million compared with $22.2 million for the same period last year. The decrease in cash used in investing activities was primarily attributable to the opening of nine Company-owned stores this year compared with the opening of 35 Company-owned stores (including an acquisition of eleven stores from a third party and two stores from a franchisee) during the same period last year. This decrease was partially offset by our investments in the information systems and logistics initiatives.

      Financing Activities. Cash used in financing activities was $13.6 million in Fiscal 2004 compared with $0.9 million for the same period last year. Cash generated from operating activities during Fiscal 2004 was used to pay down our revolving credit facility during the fiscal year. We also received proceeds of $1.7 million from the exercise of stock options and warrants in Fiscal 2004 compared with $1.6 million in Fiscal 2003.

      Loan Agreement. Under the terms of the Loan Agreement, we may from time to time borrow amounts based on a percentage of our eligible inventory and credit card receivables, up to a maximum of $65 million at any time, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. Interest on each advance is charged, at our option, (i) at the adjusted Eurodollar rate per annum, plus the applicable margin which is currently at 1.25% or (ii) at the prime rate per annum, less the applicable margin which is currently 0.25% per annum (totaling 4.00% at July 3, 2004). The term of the Loan Agreement is through April 30, 2006, and borrowings are secured by a lien on substantially all of our assets. On July 3, 2004 and August 30, 2004, we had no borrowings outstanding under the Loan Agreement. Based on a percentage of current eligible inventory and credit card receivables, we had $33.0 million available to be borrowed under the Loan Agreement at August 30, 2004.

      Stock Repurchase. In September 2001, the Board of Directors authorized us to repurchase up to $15 million of our outstanding common stock. The stock repurchases are made at the discretion of management. During Fiscal 2002, we repurchased 284,000 shares for an aggregate amount of $1.8 million, or 12.2% of the total amount authorized to be purchased. During Fiscal 2003, we repurchased 463,012 shares for an aggregate amount of $4.1 million, or 27.4% of total amount authorized to be purchased. During Fiscal 2004, we purchased no shares of our common stock. As of July 3, 2004, we have purchased a total of 747,012 shares for an aggregate amount of $5.9 million, or 39.6% of the total amount to be purchased.

      Warrants. In Fiscal 2003, 688,000 warrants to purchase our common stock were exercised. This included an exercise of 458,667 warrants for which proceeds of $490,774 were received and a cashless exercise of the remaining 229,333 warrants for which the warrant holders received 213,792 shares of common stock. The remaining 15,541 shares were surrendered in connection with this exercise. These 15,541 shares of our common stock had a market value of $245,386 at the time of surrender. There was no warrant activity in Fiscal 2004. Warrants to purchase 2,496,000 common shares at $1.07 per share were outstanding at July 3, 2004 and are currently exercisable.

      In August, 1999, we received $30 million in financing from certain investors (the “Investors”), who purchased senior secured notes and warrants pursuant to a Securities Purchase Agreement. Pursuant to the First Amendment, on January 14, 2000, we received an additional $7 million in cash proceeds from the sale to certain of the Investors of a new series of senior secured notes. In consideration for waivers and forbearances granted by the Investors to various defaults under the terms of our various classes of senior secured notes, we agreed to amend and restate the terms of the warrants acquired by the Investors in August 1999. The amended and restated warrants provide for an exercise price of $1.07 per share and were issued upon surrender of the Warrants, which had an exercise price of $3.00 per share.

      We repaid $10.2 million and $19.3 million of the senior secured notes in Fiscal 2003 and 2002, respectively, and repaid the remaining amounts in previous fiscal years. The Fiscal 2003 repurchase resulted in an additional payment of $1.4 million, comprised of interest and an incentive premium, and resulted in an after-tax charge of $1.3 million, or $0.07 per diluted share.

Contractual Obligations and Commercial Commitments

      The Company leases real estate in connection with the operation of Company-owned retail stores as well as its corporate office. The store leases are for properties ranging in size from 6,750 to 19,800 square feet. The terms range from five years to twenty years. Of the leases for the Company-owned stores, three expire in Fiscal 2005, twenty-one expire in Fiscal 2006, thirty expire in Fiscal 2007 and the balance expire in Fiscal 2008 or thereafter. The leases contain escalation clauses, renewal options from five years to ten years and obligations for reimbursement of common area maintenance and real estate taxes. Certain leases contain contingent rent based upon specified sales volume. The Company paid $14,000 and $26,000 for contingent rent for Fiscal 2004 and 2003, respectively. There was no contingent rent in Fiscal 2002.

      Logistics initiative obligations include a commitment for the purchase of selected equipment and services associated with the operation of the distribution centers.

      At July 3, 2004, the Company leased thirty-eight motor vehicles, primarily for its district managers and regional management. The terms are for 36 months and expire through December 2007.

      To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of July 3, 2004 (in thousands):

			Logistics
			Initiative
	Total	Operating Leases	Obligations	Auto Leases

Fiscal year ending:
2005	$81,987	$79,389	$2,500	$98
2006	45,256	42,666	2,500	90
2007	37,941	35,324	2,500	117
2008	24,295	24,279	—	16
2009	23,450	23,450	—	—
Thereafter	30,202	30,202	—	—

Total minimum lease payments	$243,131	$235,310	$7,500	$321

      Our rent expense under operating leases provides for step rent provisions, escalation clauses, capital improvement funding and other lease concessions as applicable in each lease. The minimum lease payments are recognized on a straight-line basis over the term of each individual underlying lease.

      The Company is also obligated for guarantees, subleases or assigned lease obligations for 23 of its franchisees through 2011. The majority of the guarantees were given when the Company sold stores in 1999 as part of its restructuring. The guarantees continue until the leases expire. The maximum amount of the guarantees may vary, but is limited to the sum of the total amount due under the lease. As of July 3, 2004, the maximum amount of the guarantees was approximately $16.1 million.

      We enter into arrangements to purchase merchandise up to eight months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

      As of July 3, 2004, we had a contingent liability related to severance payments to 15 employees which ranged from zero to approximately $2.1 million. As of August 30, 2004, we had a liability related to severance payments for one employee for up to approximately $120,000 and a contingent liability related to severance payment to 14 employees which ranged from zero to approximately $2.0 million. As of July 3, 2004 and August 30, 2004, we had a standby letter of credit of $3.7 million pursuant to the Loan Agreement. This standby letter of credit relates to general liability and workers compensation insurance.

Off-Balance Sheet Arrangements

      We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into our financial statements that have or are reasonably likely have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

      In June 2004, the Financial Accounting Standards Board “FASB” issued an interpretation of FASB No. 143, Accounting for Asset Retirement Obligations (“FASB No. 143”). This interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under FASB No. 143 and is effective no later than the end of Fiscal 2005. We have determined that this interpretation, and the adoption of FASB No. 143, will not have a material impact on our consolidated results of operations, financial position or cash flows.

      In March 2004, the FASB published an Exposure Draft, Share-Based Payment, an amendment of FASB Statements No. 123 and No. 95. Under this FASB proposal, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. This proposed statement, if adopted, would be effective beginning in Fiscal 2005. The Company currently accounts for stock options under APB No. 25. The pro-forma impact of expensing options is disclosed in Note 1 to our consolidated financial statements included herein.

      In December 2003, FASB issued Interpretation 46R “FIN 46R”, a revision to Interpretation 46 “FIN 46”, Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46 and FIN 46R did not have a material impact on our financial statements.

Impact of Inflation

      We believe that inflation did not have a material impact on our operations for the periods reported. Significant increases in cost of merchandise purchased, labor, employee benefits and other operating expenses could have a material adverse effect on our results of operations, cash flows and financial condition.

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

      Our results of operations and cash flows may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and store closings and the timing of the acquisition and disposition of stores.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      In the normal course of doing business, we are exposed to interest rate change and market risk. We generally borrow only during certain times of the year as our borrowing patterns are cyclical. Therefore, a sudden increase in interest rates (which under the Loan Agreement is dependent on, at our option, (i) at the adjusted Eurodollar rate per annum, plus the applicable margin which is currently 1.25% or (ii) at the prime rate per annum, less the applicable margin which is currently 0.25% totaling (4.00% at July 3, 2004)) may, during peak borrowing, have a negative impact on short-term results. We believe that our interest rate risk is minimal as a hypothetical 1.0% increase or decrease in interest rates in the associated debt’s variable rate would not materially affect our results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

      The response to this item is submitted as a separate section of this Annual Report on Form 10-K, commencing on page F-1.

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

      We regularly evaluate our internal control over financial reporting and discuss these matters with our independent accountants, Deloitte & Touche LLP, and our audit committee. We concluded in May 2004 that there was a “reportable condition” (as defined under standards established by the American Institute of Certified Public Accountants) in our internal control over financial reporting relating to the classification of a financing activity on the cash flow statement. Although the dollar amounts relating to the reportable condition were immaterial to our results of operations, financial condition and liquidity, our management, the audit committee and our independent accountants reviewed and analyzed our internal controls, procedures and policies in response to this reportable condition. As a result, we enhanced our internal controls over financial reporting, including hiring additional financing and accounting staff, enhancing the training of our finance and accounting staff and requiring periodic review of a wider variety of current technical accounting literature. Based on these enhancements, the reportable condition was remediated and we have no reportable conditions.

      As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

      Other than as described above, there has been no change in our internal control over financial reporting during the fourth quarter ended July 3, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, other than as described above, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies and procedures or in other areas that could significantly affect our internal control over financial reporting.

Item 9B. Other Information

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item is set forth in our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders to be held on November 11, 2004 (the “Proxy Statement”) under the subheadings “Election of Directors”, “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Business Conduct and Ethics

      We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our officers, directors and employees. This Code, the charters of the Audit, Compensation and Nominating and Corporate Governance committees and other related corporate governance information are posted on our website at www.partycity.com. We intend to post any amendments to or waivers from the Code on our website.

Item 11.	Executive Compensation

      The information required by this item is set forth under subheadings “Executive Compensation,” “Option Grants,” “Option Exercises and Option Values” and “Executive Agreements” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is set forth under subheading “Ownership of Securities” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is set forth under subheading “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is set forth under subheading “Independent Registered Public Accountants” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) List of Documents filed as part of this Annual Report on Form 10-K.

1. The following consolidated financial statements listed below are filed as a separate section of this Report commencing on page F-1:

Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

Consolidated Balance Sheets as of July 3, 2004 and June 28, 2003.

Consolidated Statements of Income for the years ended July 3, 2004, June 28, 2003 and June 29, 2002.

Consolidated Statements of Stockholders’ Equity for the years ended July 3, 2004, June 28, 2003 and June 29, 2002.

Consolidated Statements of Cash Flows for the years ended July 3, 2004, June 28, 2003 and June 29, 2002.

Notes to Consolidated Financial Statements for the years ended July 3, 2004, June 28, 2003 and June 29, 2002.

2. Financial Statement Schedule for the years ended July 3, 2004, June 28, 2003 and June 29, 2002.

3. See (c) below for a list of Exhibits.

      (b) Reports on Form 8-K.

1. On April 9, 2004, we filed a Current Report on Form 8-K announcing our sales results for the third quarter ended March 27, 2004.

2. On May 14, 2004, we filed a Current Report on Form 8-K announcing the following:

On May 11, 2004, we issued a press release to remind the public about the investor/analyst presentation to be held that morning and to announce certain sales and margin expectations.

On May 7, 2004, we announced our operating results for the three and nine months ended March 27, 2004.

      (c) The following exhibits are included as a part of this Annual Report on Form 10-K or, where indicated, are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 17, 2004 (the “S-1”).
3.2	Bylaws of the Company as amended, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 12, 2003 (the “November 2003 10-Q”).
4.1	Specimen stock certificate evidencing the Common Stock, incorporated by reference from the Company’s Registration Statement as amended on Form S-1 Number 333-00350 as filed with the Commission on January 18, 1996 (the “S-1”).

Exhibit No.

4.2	Form of Amended and Restated Warrant, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on January 19, 2000 (the “January 2000 8-K”).
4.3	Form of Securities Purchase Agreement, dated as of August 16, 1999, by and between the Company and each of the Investors, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on August 25, 1999 (the “August 1999 8-K”).
4.4	First Amendment to Securities Purchase Agreement, dated as of January 14, 2000, by and between the Company and each of the Investors, incorporated by reference from the January 2000 8-K.
4.5	Second Amendment to Securities Purchase Agreement, dated as of April 1, 2001, by and among the Company and each of the Investors, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 15, 2001 (the “May 2001 10-Q”).
10.1	Form of Unit Franchise Agreement entered into by the Company and franchisees, incorporated by reference from the S-1.
10.2	Option Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman, incorporated by reference from Amendment No. 1 to Schedule 13D as filed by Jack Futterman with the Commission on June 17, 1999 (“Futterman’s 13D”).
10.3	Stock Pledge Agreement, dated as of June 8, 1999, between Steven Mandell and Jack Futterman, incorporated by reference from Futterman’s 13D.
10.4	Amended and Restated Investor Rights Agreement, dated as of August 18, 2003, by and among the Company and the Investors, incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Commission on September 26, 2003 (the “September 2003 10-K”).
10.5	Description of oral consulting agreement between the Company and Ralph Dillon, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on February 13, 2001.
10.6	General Release and Severance Agreement of James Shea, dated as of May 28, 2003, by and between the Company and James Shea, incorporated by reference from the September 2003 10-K.
10.7	Separation Agreement of Andrew Bailen, dated as of July 14, 2003, by and between the Company and Andrew Bailen, incorporated by reference from the September 2003 10-K.
10.8	Separation Agreement of Thomas Larson, dated as of August 26, 2002, by and between the Company and Thomas Larson, incorporated by reference from the September 2003 10-K.
10.9	Employment Agreement of Steven Skiba, dated as of November 29, 2002, by and between the Company and Steven Skiba, incorporated by reference from the September 2003 10-K.
10.10	Employment Agreement of Linda Siluk, dated as of November 7, 2003, by and between the Company and Linda M. Siluk, incorporated by reference from the November 2003 10-Q.
10.11	Employment Agreement of Warren Jeffrey, dated as of November 7, 2003, by and between the Company and Warren Jeffery, incorporated by reference from the November 2003 10-Q.
10.12	Employment Agreement of Gregg A. Melnick, dated as of September 7, 2004, by and between the Company and Gregg A. Melnick incorporated by reference from the Company’s Current Report on Form 8-K as filed on September 9, 2004.
10.13	Employment Agreement of Richard H. Griner dated as of January 12, 2004, by and between the Company and Richard H. Griner, incorporated by reference from the February 2004 10-Q.
10.14	Management Stock Purchase Plan of the Company, incorporated by reference from the Registration of Form S-8 as filed with the Commission on July 23, 2001.
10.15	Employee Stock Purchase Plan of the Company, incorporated by reference from the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, included within Form 14-A as filed with the Commission on October 18, 2001.

Exhibit No.

10.16	Amended and Restated 1994 Stock Option Plan, incorporated by reference from the Registration of Form S-8 as filed with the Commission on January 9, 1997.
10.17	1999 Stock Incentive Plan (Amended and Restated as of October 17, 2003), incorporated by reference from the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders included within Form 14-A as filed with the Commission on October 20, 2003.
10.18	Loan and Security Agreement (the “Loan Agreement”), dated January 9, 2003, by and between the Company and Wells Fargo Retail Finance, LLC (“WFRF”), as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on January 10, 2003.
10.19	Stock Pledge Agreement, dated January 9, 2003, by and among the Company, Party City Michigan, Inc. (“PCMI”) and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.
10.20	Trademark Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.
10.21	Copyright Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.
10.22	Guaranty and Security Agreement, dated January 9, 2003, by and between PCMI and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.
21.1	Subsidiaries, incorporated by reference from the September 2003 10-K.
*23.1	Consent of Deloitte & Touche LLP.
*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included herein

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 2004.

PARTY CITY CORPORATION

By:	/s/ LINDA M. SILUK

Linda M. Siluk
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ RALPH D. DILLON Ralph D. Dillon	Non-Executive Chairman of the Board and Director	September 14, 2004

By:	/s/ MICHAEL E. TENNENBAUM Michael E. Tennenbaum	Vice Chairman and Director	September 14, 2004

By:	/s/ L.R. JALENAK, JR. L.R. Jalenak, Jr.	Director	September 14, 2004

By:	/s/ FRANKLIN R. JOHNSON Franklin R. Johnson	Director	September 14, 2004

By:	/s/ HOWARD LEVKOWITZ Howard Levkowitz	Director	September 14, 2004

By:	/s/ WALTER SALMON Walter Salmon	Director	September 14, 2004

By:	/s/ NANCY PEDOT Nancy Pedot	Chief Executive Officer and Director	September 14, 2004

By:	/s/ LINDA M. SILUK Linda M. Siluk	Chief Financial Officer	September 14, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Party City Corporation
Rockaway, New Jersey

      We have audited the accompanying consolidated balance sheets of Party City Corporation and subsidiary as of July 3, 2004 and June 28, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended July 3, 2004. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Party City Corporation and subsidiary as of July 3, 2004 and June 28, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 3, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey

September 7, 2004

PARTY CITY CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	As of

	July 3,	June 28,
	2004	2003

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$27,845	$3,372
Merchandise inventory	57,357	65,908
Other current assets, net	20,669	21,900

Total current assets	105,871	91,180
Property and equipment, net	48,762	52,819
Goodwill	18,614	18,614
Other assets	4,170	5,386

Total assets	$177,417	$167,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,364	$37,960
Accrued expenses and other current liabilities	32,689	24,998
Cash overdraft	—	4,126
Advances under Loan Agreement	—	11,229

Total current liabilities	71,053	78,313
Long-term liabilities:
Deferred rent and other long-term liabilities	9,526	10,264
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 40,000,000 and 25,000,000 shares authorized at July 3, 2004 and June 28, 2003, respectively; 17,835,778 shares issued and 17,088,766 shares outstanding at July 3, 2004; 17,296,807 shares issued and 16,549,795 shares outstanding at June 28, 2003	178	173
Additional paid-in capital	46,683	43,178
Retained earnings	55,917	42,011
Treasury shares, at cost (747,012 shares)	(5,940)	(5,940)

Total stockholders’ equity	96,838	79,422

Total liabilities and stockholders’ equity	$177,417	$167,999

See accompanying notes to consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended

	July 3, 2004	June 28, 2003	June 29, 2002

	(In thousands, except per share data)
Revenues:
Net sales	$496,138	$464,258	$405,821
Royalty fees	19,521	18,007	17,048
Franchise fees	608	355	641

Total revenues	516,267	482,620	423,510
Expenses:
Cost of goods sold and occupancy costs	332,311	311,170	263,980
Company-owned stores operating and selling expense	113,292	108,294	91,576
Franchise expense	7,184	6,538	6,563
General and administrative expense	39,637	32,475	27,086

Total expenses	492,424	458,477	389,205

Operating income	23,843	24,143	34,305
Interest income	(92)	(175)	(176)
Interest expense	563	4,165	5,786

Interest expense, net	471	3,990	5,610

Income before income taxes	23,372	20,153	28,695
Provision for income taxes	9,466	8,061	11,503

Net income	$13,906	$12,092	$17,192

Basic earnings per share	$0.82	$0.73	$1.32

Weighted average shares outstanding — basic	16,880	16,602	13,068

Diluted earnings per share	$0.71	$0.62	$0.89

Weighted average shares outstanding — diluted	19,651	19,646	19,313

See accompanying notes to consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Treasury
			Paid-In-	Retained	Stock at
	Shares	Amounts	Capital	Earnings	Cost	Total

	(In thousands, except share data)
Balance at June 30, 2001	12,723,455	$127	$38,236	$12,727	—	$51,090
Warrant exercise	3,381,624	34	(34)	—	—	—
Equity compensation	—	—	463	—	—	463
Tax effect of non-qualified options	—	—	37	—	—	37
Exercise of stock options	134,002	1	645	—	—	646
Repurchase of common shares (284,000 shares)	—	—	—	—	(1,829)	(1,829)
Net income	—	—	—	17,192	—	17,192

Balance at June 29, 2002	16,239,081	162	39,347	29,919	(1,829)	67,599
Warrant exercise	672,459	7	484	—	—	491
Equity compensation	—	—	342	—	—	342
Tax effect of non-qualified options	—	—	556	—	—	556
Exercise of stock options	213,486	2	1,130	—	—	1,132
Issuance of shares of Management Stock Purchase Plan	95,511	1	707	—	—	708
Issuance of shares of Employee Stock Purchase Plan	76,270	1	612	—	—	613
Repurchase of common shares (463,012 shares)	—	—	—	—	(4,111)	(4,111)
Net income	—	—	—	12,092	—	12,092

Balance at June 28, 2003	17,296,807	173	43,178	42,011	(5,940)	79,422
Equity compensation	—	—	102	—	—	102
Tax effect on non-qualified option	—	—	1,110	—	—	1,110
Exercise of stock options	471,220	4	1,709	—	—	1,713
Issuance of shares of Management Stock Purchase Plan	10,880	—	87	—	—	87
Issuance of shares of Employee Stock Purchase Plan	56,871	1	497	—	—	498
Net income	—	—	—	13,906	—	13,906

Balance at July 3, 2004	17,835,778	$178	$46,683	$55,917	$(5,940)	$96,838

See accompanying notes to consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	July 3, 2004	June 28, 2003	June 29, 2002

	(In thousands)
Cash flow from operating activities:
Net income	$13,906	$12,092	$17,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,601	16,229	12,156
Non-cash interest and financing costs	163	1,624	1,395
Deferred taxes	(1,051)	(2,131)	819
Deferred rent	(608)	556	765
Stock based compensation	102	342	463
Provision for doubtful accounts	(141)	(498)	(67)
Tax effect of non-qualified stock options	1,110	556	37
Impairment charge	—	1,505	—
Other	72	162	—
Changes in assets and liabilities:
Accounts payable, accrued expenses and other current liabilities	8,592	3,608	4,894
Merchandise inventory	8,551	(9,634)	(7,310)
Other long-term liabilities	(41)	121	833
Other current assets and other assets	3,343	(1,444)	(135)

Net cash provided by operating activities	51,599	23,088	31,042
Cash flow from investing activities:
Purchases of property and equipment	(13,484)	(20,476)	(14,085)
Stores acquired	—	(1,758)	(5,923)

Net cash used in investing activities	(13,484)	(22,234)	(20,008)
Cash flow from financing activities:
Net (repayment of) proceeds from Loan Agreement	(11,229)	11,229	—
Cash overdrafts	(4,126)	1,041	3,085
Proceeds from exercise of stock options and warrants	1,713	1,623	646
Payments on Senior Notes	—	(10,207)	(19,311)
Purchase of treasury shares	—	(4,111)	(1,829)
Payment of financing costs	—	(524)	—

Net cash used in financing activities	(13,642)	(949)	(17,409)

Net increase (decrease) in cash and cash equivalents	24,473	(95)	(6,375)
Cash and cash equivalents, beginning of year	3,372	3,467	9,842

Cash and cash equivalents, end of year	$27,845	$3,372	$3,467

Supplemental disclosure of cash flow information:
Income taxes paid	$8,531	$9,895	$9,990
Interest paid	$401	$2,978	$5,283
Supplemental disclosure of non-cash financing activity:
Issuance of shares under employee stock purchase plan	$497	$613	$—
Issuance of shares under management stock purchase plan	$87	$708	$—
Issuance of warrants	$—	$245	$3,955

See accompanying notes to consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Consolidated Financial Statements

      Party City Corporation (the “Company”) is incorporated in the State of Delaware and operates retail party supplies stores within the United States and sells franchises on an individual store and area franchise basis throughout the United States and Puerto Rico. At July 3, 2004, the Company had 249 Company-owned stores and 257 franchise stores in its network. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Party City Michigan, Inc. All significant intercompany balances and transactions have been eliminated.

      Our fiscal year ends the Saturday nearest to June 30. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52- or 53-week period, as applicable, ending the Saturday nearest to June 30. Unless otherwise stated, the financial results presented for the year ended July 3, 2004 are based on a 53-week period, while the financial results for the years ended June 28, 2003 and June 29, 2002 are based on a 52-week period.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The most significant estimates made by management include those made in the areas of inventory; deferred taxes; contingencies; the assessment of the recoverability of goodwill; self insurance reserves; litigation reserves; and sales returns and allowances.

      Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

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

Merchandise Inventory

      Inventory is valued using the cost method which values inventory at the lower of the actual cost or market, at the individual item level. Cost is determined using the weighted average method. Inventory levels are reviewed to identify slow-moving and closeout merchandise that will no longer be carried. Market is

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by the estimated net realizable value, based upon the merchandise selling price. We also estimate amounts of current inventories that will ultimately become obsolete due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales.

Vendor Allowances

      The Company and certain vendors have arrangements whereby the vendors provide merchandise allowances based on purchases. Generally, these arrangements provide for a fixed percentage discount to be provided to the Company. Because the arrangements provide for concessions to be based on the level of purchases from the vendor, the Company accounts for the allowances from the vendor as a reduction of inventory cost. This is applied consistently regardless if the vendor merchandise allowance is provided up-front or received after the selling season.

      The Company also receives vendor allowances as reimbursement for advertising. Advertising allowances are recorded as reductions to advertising expense as they do not affect inventory or gross margin. These allowances represent reimbursements of specific, incremental, identifiable costs incurred by the Company in selling the vendor’s product and therefore are characterized as a reduction of that cost when recognized in the income statement. The Company has not historically received cash consideration in excess of the cost being incurred.

      All allowances received from our vendors are a result of either our buying relationship or a reimbursed cost of specific advertising. The Company’s accounting methodology with respect to vendor merchandise allowances reflects this viewpoint, and appropriately captures the substance of the vendor consideration.

Litigation

      The Company is subject to litigation in the ordinary course of business and also to certain other litigation-related contingencies (see Note 14). Legal fees and other expenses related to litigation and contingencies are recorded as incurred. The Company, in consultation with its counsel, assesses the need to record a liability for litigation and contingencies on a case-by-case basis. Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable.

Self-Insurance

      The Company maintains self-insured workers’ compensation and general liability programs. The Company estimates the required liability of such claims utilizing an actuarial method and based upon various assumptions, which include, but are not limited to, historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

Advertising Costs

      Advertising costs, including print and other media advertising, are expensed as incurred and were $23.5 million, $22.4 million and $16.7 million for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

Advertising Fund

      Pursuant to its franchise agreements, the Company collects 1% of the net sales of its franchise stores for contribution into the Advertising Fund (the “Ad Fund”). The Company also contributes 1% of net sales of Company-owned stores into the Ad Fund. These amounts are restricted to be used for advertising. To cover the expenses of fund administration, the Company charges the Ad Fund a management fee equal to 5% of the

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributions. For the fiscal years ended July 3, 2004, June 28, 2003, June 29, 2002, Ad Fund management fees of $508,000, $484,000 and $439,000, respectively, were collected by the Company and credited to general and administrative expense.

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

Impairment of Finite-Lived Assets

      The Company evaluates Finite-Lived Assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). This statement supersedes SFAS No. 121, “Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of.” Finite-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. The Company evaluated its finite-lived assets during Fiscal 2004 and Fiscal 2003. Based on current and projected performance, the Company determined that there were no fixed asset impairment in Fiscal 2004. In Fiscal 2003, the Company impaired fixed assets for four stores in the Seattle market and one other store recording a pre-tax charge of $946,000 in Fiscal 2003. After adjusting for this impairment charge, management believes the carrying value and useful lives are appropriate.

Non-Compete Agreement

      The Company has two non-compete agreements. One is with a franchise owner and the other is with Paper Warehouse, Inc. The Company also has trademark license agreements. These agreements are included in other assets and are being amortized using the straight-line method over the life of the agreement. Amortization expense for other intangibles was $134,000, $131,000 and $33,000 for the fiscal years ended July 3, 2004, June 28, 2003 and June 29, 2002, respectively. The following chart shows the amortization expense of these intangibles by year until they are fully amortized:

Fiscal year ending:	Amortization Expense

(In thousands)
2005	$82
2006	82
2007	82
2008	82
2009	20
Thereafter	14

Total amortization expense	$362

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

      The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective July 1, 2001. It changes the accounting for goodwill from an amortization method to an “impairment only” approach. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company evaluates the goodwill associated with its acquisitions and this evaluation is based on current and projected performance. In Fiscal 2004, the Company determined there was no impairment of goodwill. In Fiscal 2003, the Company determined that the goodwill associated with one acquisition was impaired and a charge for $558,000 was recorded. Management believes the carrying value of its goodwill is appropriate. All of the Company’s recorded goodwill is associated with its retail segment.

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

Stock-Based Compensation

      In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for grants in the respective periods:

	Year Ended

	July 3,	June 28,	June 29,
	2004	2003	2002

Expected volatility	55%	55%	50%
Expected lives	4.0 years	5.4 years	4.7 years
Risk-free interest rate	2.5%	2.3%	3.3%
Expected dividend yield	0.0%	0.0%	0.0%

      The weighted average fair value of options granted during the fiscal years 2004, 2003 and 2002 were $5.75, $7.47 and $2.53 respectively.

      The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. If the options are granted to employees below fair market value, compensation expense is recognized. The Company has adopted the disclosure only provisions SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123”. If compensation cost for the

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 148, the Company’s net income would have been (in thousands, except per share data):

	Year Ended

	July 3,	June 28,	June 29,
	2004	2003	2002

	(In thousands, except per share data)
Net income as reported	$13,906	$12,092	$17,192
Add: Stock-based employee compensation expense determined under APB 25, net of taxes	73	205	278
Deduct: Total stock based employee compensation expense determined under fair value based method, net of taxes	(1,816)	(1,247)	(2,423)

Pro-forma net income	$12,163	$11,050	$15,047

Basic earnings per share:
As reported	$0.82	$0.73	$1.32
Pro-forma	0.72	0.67	1.16
Diluted earnings per share:
As reported	$0.71	$0.62	$0.89
Pro-forma	0.62	0.56	0.78

Earnings Per Share

      Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share also includes the dilutive effect of potential common shares (dilutive stock options and warrants) outstanding during the period.

Revenue Recognition

      The Company operates predominately as a retailer through its Company-owned stores. The retail segment recognizes revenue at the point of sale. Allowances for sales returns are estimated as a component of net sales in the periods in which the related sales are recognized. The Company estimates the amount of allowances based on historical information. Sales discounts, coupons and other similar incentives are recorded as a reduction of net sales in the period when the related sales are recorded.

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

      Area franchise agreements represent arrangements with franchisees to open a specified number of franchises within defined geographic areas and development periods. The Company’s policy is to receive a deposit in advance for each of the potential stores, based on its standard initial franchise fee at the time the contract is signed. Upon receipt, the deposit is recorded as deferred revenue. When the Company satisfies its initial obligations to the franchisee and the store is opened, the Company recognizes the deposit as revenue. The Company had 257 and 241 franchise stores at July 3, 2004 and June 28, 2003, respectively.

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

Store Opening and Closing Costs

      New store opening costs are expensed as incurred. Closed store costs, such as future rent and real estate taxes net of expected sublease recovery, are accrued when an agreement is entered or when the store is closed.

Recent Accounting Pronouncements

      In June 2004, the “FASB” issued an interpretation of FASB No. 143, Accounting for Asset Retirement Obligations (“FASB No. 143”). This interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under FASB No. 143 and is effective no later than the end of Fiscal 2005. We have determined that this interpretation, and the adoption of FASB No. 143, will not have a material impact on our consolidated results of operations, financial position or cash flows.

      In March 2004, the FASB published an Exposure Draft, Share-Based Payment, an amendment of FASB Statements No. 123 and No. 95. Under this FASB proposal, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. This proposed statement, if adopted, would be effective beginning in Fiscal 2005. The Company currently accounts for stock options under APB No. 25. The pro-forma impact of expensing options is disclosed above to our consolidated financial statements included herein.

      In December 2003, the FASB issued Interpretation 46R “FIN 46R”, a revision to Interpretation 46 “FIN 46”, Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46 and FIN 46R did not have a material impact on our financial statements.

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

      Our results of operations and cash flows may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and store closings and the timing of the acquisition and disposition of stores.

Concentration

      The Company has four suppliers, who each represented over 5%, and who in the aggregate constituted approximately 42%, of the Company’s purchases for each of the three fiscal years ended July 3, 2004. The loss of any of these suppliers could adversely affect the Company’s operations.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain reclassifications have been made to the consolidated financial statements in prior periods to conform to the current period presentation.

2.	Acquisitions of Stores

      The Company acquired 13 stores in the Seattle, Washington market from Paper Warehouse, Inc. in the fourth quarter of Fiscal 2002. The conversion of these locations to the Party City store format was completed and all stores were opened in the first quarter of Fiscal 2003. The aggregate consideration paid in connection with the Fiscal 2002 acquisitions was $5.9 million. The consolidated balance sheets include allocations of the purchase prices relating to these acquisitions, which resulted in the recording of approximately $4.4 million in goodwill, $523,000 in inventory and $1.0 million in fixed assets. During Fiscal 2003, $558,000 of goodwill was impaired relating to the acquisition of one store in Texas.

      In Fiscal 2003, the Company acquired two stores from a franchisee. The aggregate consideration paid in connection with this acquisition was $1.6 million. The consolidated balance sheets include an allocation of the purchase price related to this transaction resulting in the recording of approximately $1.0 million in goodwill, $407,000 in inventory and $195,000 in fixed assets.

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

      The purchase price of these acquisitions was determined by applying a multiple to the acquired business’s proforma earnings before depreciation, amortization, and taxes. The range of multiples the Company uses has generally resulted in an acceptable return on our investment compared to the opening of a new site as the customer and sales base is already established.

      Assuming the stores acquired during Fiscal 2002 and 2003 were acquired on June 30, 2001, the first day of Fiscal 2002, the pro forma results would have been as follows (in thousands, except per share amounts) (unaudited):

	Year Ended

	July 3,	June 28,	June 29,
	2004	2003	2002

Net sales	$516,267	$484,068	$439,989
Net income	13,096	12,168	17,618
Basic earnings per share	$0.82	$0.73	$1.35
Diluted earnings per share	$0.71	$0.62	$0.91

      All of the Company’s recorded goodwill is associated with its retail segment. The changes in the carrying amount of goodwill for Fiscal 2004 and 2003 are as follows (in thousands):

Balance as of June 29, 2002	$18,016
Goodwill acquired during the period	1,156
Goodwill impairment during the period	(558)

Balance as of June 28, 2003	18,614
Activity in Fiscal 2004	—

Balance as of July 3, 2004	$18,614

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Other Current Assets

      Other current assets consist of the following (in thousands):

	July 3,	June 28,
	2004	2003

Deferred taxes	$9,298	$7,428
Prepaid expenses and other current assets	3,984	4,764
Prepaid rent	3,794	4,722
Receivables from franchisees	2,354	2,454
Restricted cash from Advertising Fund	792	1,307
Advance merchandise payments	595	1,513

	20,817	22,188
Less: Allowance for doubtful accounts	(148)	(288)

	$20,669	$21,900

4.	Property and Equipment

      Property and equipment consist of the following (in thousands):

	July 3,	June 28,
	2004	2003

Equipment	$52,998	$48,647
Furniture	36,025	34,147
Leasehold improvements	27,558	25,426

	116,581	108,220
Less: accumulated depreciation	(67,819)	(55,401)

	$48,762	$52,819

      Depreciation expense of $17.5 million, $16.1 million and $12.1 million was recorded in Fiscal 2004, 2003 and 2002, respectively, on equipment, furniture and leasehold improvements.

5.	Other Assets

      Other assets consist of the following (in thousands):

	July 3,	June 28,
	2004	2003

Deferred income taxes	$1,960	$2,779
Securities deposits	1,557	1,660
Non-compete agreement	362	493
Loan commitment fees and other	291	454

	$4,170	$5,386

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following (in thousands):

	July 3,	June 28,
	2004	2003

Accrued compensation	$7,812	$5,649
Accrued legal settlement and legal fees	5,980	1,823
Accrued insurance	4,529	3,500
Sales and use taxes	1,929	1,749
Other	12,439	12,277

	$32,689	$24,998

7.	Financing Agreements

      In January 2003, the Company entered into a $65 million revolving credit facility (“Loan Agreement”) with Wells Fargo Retail Finance, LLC, as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent. Under the terms of the Loan Agreement, the Company may borrow amounts based on a percentage of its eligible inventory and credit card receivables, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. Interest on each advance is charged, at the Company’s option, (i) at the adjusted Eurodollar rate per annum, plus the applicable margin which is currently 1.25% or (ii) at the prime rate per annum, less the applicable margin which is currently 0.25% (totaling 4.00% at July 3, 2004). The term of the Loan Agreement is through April 30, 2006 and is secured by a lien on substantially all of the Company’s assets. Pursuant to the terms of the Loan Agreement, the Company has a standby letter of credit of $3.7 million outstanding at July 3, 2004. At July 3, 2004 and June 28, 2003, the Company had $0 and $11.2 million in borrowings outstanding under the Loan Agreement, respectively.

      In August, 1999, we received $30 million in financing from certain investors (the “Investors”), who purchased senior secured notes and warrants pursuant to a Securities Purchase Agreement. Pursuant to the First Amendment, on January 14, 2000, we received an additional $7 million in cash proceeds from the sale to certain of the Investors of a new series of senior secured notes.

      In consideration for waivers and forbearances granted by the Investors to various defaults under the terms of our various classes of senior secured notes, we agreed to amend and restate the terms of the warrants acquired by the Investors in August 1999. The amended and restated warrants provide for an exercise price of $1.07 per share and were issued upon surrender of the Warrants, which had an exercise price of $3.00 per share.

      We repaid $10.2 million and $19.3 million of the senior secured notes in Fiscal 2003 and 2002, respectively, and repaid the remaining amounts in previous fiscal years. The Fiscal 2003 repurchase resulted in an additional payment of $1.4 million, comprised of interest and an incentive premium, and resulted in an after-tax charge of $1.3 million, or $0.07 per diluted share.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings Per Share

      The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended

	July 3,	June 28,	June 29,
	2004	2003	2002

Net income	$13,906	$12,092	$17,192
Earnings per share — basic	$0.82	$0.73	$1.32
Earnings per share — diluted	$0.71	$0.62	$0.89
Weighted average common shares outstanding	16,880	16,602	13,068
Dilutive effect of stock options	460	637	650
Dilutive effect of warrants	2,293	2,323	5,531
Restricted stock units	18	84	64

Weighted average common shares and potentially dilutive common shares outstanding	19,651	19,646	19,313

Options excluded from dilutive calculation	744,123	686,285	260,555

      Options to purchase common shares at prices ranging from $13.42 to $32.50 per share were outstanding but were not included in the computation of dilutive earnings per share because to do so would have been anti-dilutive for the periods presented.

9.	Stockholders’ Equity and Stock Options

     Shares Outstanding

      The Company’s authorized capital stock at July 3, 2004 and June 28, 2003 was 40,000,000 shares and 25,000,000 shares of its common stock, respectively, $0.01 par value per share. At July 3, 2004 and June 28, 2003 there were 17,835,778 shares and 17,296,807 shares, respectively, of the Company’s common stock issued. At July 3, 2004 and June 28, 2003, there were 747,012 shares of the Company’s common stock held as treasury stock. At July 3, 2004 and June 28, 2003, there were 17,088,766 shares and 16,549,795 shares, respectively, of the Company’s common stock outstanding.

     Stock Repurchase

      In September 2001, the Board of Directors authorized the Company to repurchase up to $15 million of its outstanding common stock. The stock repurchases are made at the discretion of management. During Fiscal 2002, the Company repurchased 284,000 shares for an aggregate amount of $1.8 million, or 12.2% of the total amount authorized to be purchased. During Fiscal 2003, the Company repurchased 463,012 shares for an aggregate amount of $4.1 million or 27.4% of the total amount authorized to be purchased. There were no shares purchased in Fiscal 2004 under the stock repurchase plan. As of July 3, 2004, the Company had purchased 747,012 shares for an aggregate amount of $5.9 million or 39.6% of the total amount authorized to be purchased.

     Warrants

      In Fiscal 2003, 688,000 warrants to purchase the Company’s common stock were exercised. This included an exercise of 458,667 warrants for which proceeds of $490,774 were received and a cashless exercise of the remaining 229,333 warrants, in which the warrant holders received 213,792 shares of common stock. The remaining 15,541 shares were surrendered in connection with this exercise. These 15,541 shares of the

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common stock had a market value of $245,386 at the time of surrender. There was no warrant activity during Fiscal 2004. Warrants to purchase 2,496,000 common shares at $1.07 per share were outstanding at July 3, 2004 and are currently exercisable.

     Stock Options

      On October 19, 1999, the Company’s Board of Directors adopted the Company’s 1999 Stock Incentive Plan (“1999 Plan”). This adoption was approved by the Company’s stockholders on November 15, 1999. A total of 500,000 shares of the Company’s common stock were reserved for issuance under the 1999 Plan.

      On October 5, 2000, the Board approved an amendment and restatement of the 1999 Plan, increasing the number of shares of common stock reserved for issuance thereunder from 500,000 to 2,000,000. This adoption was approved by the Company’s stockholders on November 15, 2000. On October 17, 2003, the Board approved an amendment and restatement of the 1999 Plan, increasing the number of shares of common stock reserved for issuance under the Plan from 2,000,000 to 7,500,000, and increasing the limit on the number of shares of the Company’s common stock which may be subject to options or stock appreciation rights granted to a single participant in any given year from 400,000 to 750,000. This adoption was approved by the shareholders on November 12, 2003. A total of 7,500,000 are reserved for issuance under the 1999 Plan. There have been 3,313,217 options issued of which 337,243 have been exercised and 2,642,512 are outstanding. There have been cancellations of 333,462 options, therefore there are 4,520,245 options remaining to issue.

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

      The Company also maintains the Amended and Restated 1994 Stock Option Plan (“1994 Plan”) pursuant to which options were granted to employees, directors and consultants for the purchase of common stock of the Company. The 1994 Plan, as amended, permitted the Company to grant incentive and non-qualified stock options to purchase a total of up to 1,800,000 shares of the Company’s common stock at an exercise price not less than fair value at date of grant. No additional grants of options under the 1994 Plan are permitted. There were 2,330,875 options issued of which 749,576 have been exercised, 1,201,637 have been cancelled and 379,662 remain outstanding. The original terms of the agreements between the Company and the individuals receiving the grants under the 1994 Plan with respect to vesting, expiration and exercise price remain unchanged.

      During June 2001, the Company established a Management Stock Purchase Plan (“MSPP”). The MSPP is designed to provide a means by which the Company may attract highly qualified persons to enter into and remain in the employment of the Company. In addition, the MSPP provides a means whereby employees of the Company can defer a portion of their compensation to be used to acquire and maintain ownership of the Company’s common stock, thereby strengthening their commitment to the welfare of the Company and promoting an identity of interest among Company stockholders and these employees. The amount deferred by the individual is held in restricted stock units. These restricted stock units are purchased at a discount of 20%

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or 25% depending on the amount of the individual deferral from the average price of Company’s common stock on the determination date. Such discounts vest at the end of three years or seven years, selected by the participant, after the determination date. The amortization of the discount is charged to compensation expense over the three-year period or seven year period. The compensation expense attributable to the MSPP for Fiscal 2004, 2003 and 2002, was $22,000, $188,000 and $33,000, respectively.

      In June 2001, the Company established an Employee Stock Purchase Plan (“ESPP”). The ESPP provides employees of the Company with an opportunity to purchase shares of the Company’s common stock at a discount of 15% through accumulated payroll deductions. This plan qualifies as an “Employee Stock Purchase Plan” under Section 423 of the Code. Contributions to the plan during Fiscal 2004 and 2003 were $490,000 and $593,000, resulting in the obligation to issue 51,029 and 62,234 shares of common stock, respectively. At the end of Fiscal 2004, the Company’s obligation to employees in the ESPP is approximately $247,000.

      The following tables summarize information about stock option transactions for the 1999 Plan and the 1994 Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance at June 30, 2001	1,651,376	$6.29
Granted	591,750	8.03
Exercised	(134,002)	4.82
Canceled	(104,248)	10.72

Balance at June 29, 2002	2,004,876	6.59
Granted	638,000	14.85
Exercised	(212,486)	5.28
Canceled	(208,901)	9.71

Balance at June 28, 2003	2,221,489	8.78
Granted	1,447,217	12.90
Exercised	(471,033)	3.96
Canceled	(175,499)	11.21

Balance at July 3, 2004	3,022,174	$11.36

Options Exercisable at:
June 29, 2002	1,076,631	7.41
June 28, 2003	1,399,241	7.94
July 3, 2004	1,485,978	10.42

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	at July 3,	Contractual	Exercise	at July 3,	Exercise
Range of Exercise Prices	2004	Life	Price	2004	Price

$ 1.71 to $ 7.38	609,385	6.27	$4.44	498,977	$3.72
$ 7.39 to $12.16	684,593	7.60	10.63	302,209	9.86
$12.17 to $12.34	792,000	8.30	12.34	170,500	12.33
$12.35 to $16.41	605,938	7.96	14.40	310,042	14.23
$16.42 to $32.50	330,258	8.23	17.77	204,250	18.24

	3,022,174	7.66	$11.36	1,485,978	$10.42

10.	Income Taxes

      The provision for income tax expense (benefit) consists of the following (in thousands):

	Year Ended

	July 3,	June 28,	June 29,
	2004	2003	2002

Current:
Federal	$8,163	$8,036	$7,760
State	2,108	1,925	2,673
Foreign	246	232	251

	10,517	10,193	10,684
Deferred:
Federal	(854)	(1,730)	1,329
State	(197)	(401)	(510)

	(1,051)	(2,131)	819

	$9,466	$8,062	$11,503

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the net deferred tax asset at July 3, 2004 and June 28, 2003 are as follows (in thousands):

	July 3,	June 28,
	2004	2003

Current:
Inventory	$5,216	$6,484
Vacation pay accrual	810	467
Reserves not currently deductible	1,046	1,030
Bonus accrual	32	94
Litigation accrual	2,194	—
Deferred state taxes	—	(647)

Net current deferred tax asset	$9,298	$7,428

Non-current:
Deferred rent	$3,686	$4,188
Start-up costs	(303)	(456)
Property and equipment	198	(1,394)
Amortization of goodwill	(2,287)	(1,470)
Other liabilities	667	1,911

Non-current deferred tax asset	$1,961	$2,779

      The following table reconciles the statutory Federal income tax rate with the effective rate of the Company for the periods ended:

	Year Ended

	July 3,	June 28,	June 29,
	2004	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes net of Federal income tax benefit	5.3	4.9	4.9
Other	0.2	0.1	0.2

Effective tax rate	40.5%	40.0%	40.1%

11.	Employee Benefit Plans

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

      For the fiscal years ended July 3, 2004, June 28, 2003 and June 29, 2002, matching contributions of $321,000, $301,000, and $309,000, respectively, were made by the Company under the 401(k) Plan.

12.	Related Party Transactions

      In June 1999, Steven Mandell, the former president of the Company and a major stockholder granted an option to acquire 1,000,000 shares of the shareholder’s common stock to Jack Futterman, then the Company’s chief executive officer and a member of the Board of Directors. The option vested immediately and has an

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise price of $3.00 a share, the fair value of the common stock at date of grant. The option was exercised in Fiscal 2004 prior to its expiration date of June 2004.

      On August 16, 1999, Special Value Bond Fund II, LLC, (“SVBF II”) purchased $10.0 million in aggregate principal amount of the Company’s 12.5% Secured Notes due 2003 (the “A Notes”) and $5.0 million in aggregate principal amount of the Company’s 13.0% Secured Notes due 2003 (the “B Notes”). Subsequently on November 20, 2000, SVBF II sold $5.0 million in aggregate principal amount of the A Notes and $2.5 million in aggregate principal amount of the B Notes to other Company investors. In addition, on August 16, 1999, Tennenbaum & Co., LLC (“TCO”) purchased $2,250,000 in aggregate principal amount of the Company’s 13.0% Secured Notes due 2002, $4.5 million in aggregate principal amount of the Company’s 14.0% Secured Notes due 2004 and Warrants to purchase 3,096,000 shares of the Company’s stock. TCO then transferred all of these Secured Notes and the Warrants to Special Value Bond Fund, LLC (“SVBF”) effective as of September 1, 1999. Then on January 14, 2000, SVBF purchased $3,250,000 in aggregate principal amount of the Company’s 14.0% Secured Notes due 2002. The managing member of SVBF II is SVIM/ MSM II, LLC (“SVIM/ MSM II”) and the managing member of SVIM/ MSM II is TCO. The managing member of SVBF is SVIM/ MSM, LLC (“SVIM/ MSM”) and the managing member of SVIM/ MSM is TCO. The managing member of TCO is Michael E. Tennenbaum, the Company’s Vice Chairman of the Board of Directors. During Fiscal 2003 and Fiscal 2002, Secured Notes totaling $3.9 million and $9.3 million were repaid, respectively. For the fiscal years ended June 28, 2003 and June 29, 2002, the Company paid $1.0 million and $2.3 million of interest related to these Notes, respectively.

      On November 2, 1999, Ralph Dillon, the Company’s non-executive chairman of the board of directors, purchased $167,000 in aggregate principal amount of the Company’s 13.0% Secured Notes due 2002, $333,000 in aggregate principal amount of the Company’s 14.0% Secured Notes due 2004, and Warrants to purchase 229,333 shares of the Company’s stock from one of the Investors for a total purchase price of $498,000. During Fiscal 2003 and Fiscal 2002, the Secured Notes totaling $333,000 and $167,000 were repaid, respectively. In Fiscal 2003 and Fiscal 2002, the Company paid $78,000 and $80,000 of interest related to these Notes, respectively.

      On June 22, 2001, the Company granted options for 90,000 shares of the Company’s common stock to Ralph Dillon as compensation for his services to the Company. These options were granted at $6.25 per share and vested upon issuance. In addition, on each of January 12, 2002, July 12, 2002 and January 12, 2003 additional grants of options for 50,000 shares of the Company’s common stock were made to Mr. Dillon, which options had an exercise price of $9.38, $17.00 and $17.00, respectively. An additional grant of 50,000 options for shares were made to Mr. Dillon on July 12, 2004 with an exercise price of $17.00. All of these options vest upon issuance. Compensation expensed was recorded for all grants. Compensation expense included in the statement of income for Fiscal 2004, 2003 and 2002 was $101,000, $154,000 and $430,000, respectively.

13.	Lease Commitments and Contractual Obligations

      The Company leases real estate in connection with the operation of Company-owned retail stores as well as its corporate office. The store leases are for properties ranging in size from 6,750 to 19,800 square feet. The terms range from five years to twenty years. Of the leases for the Company-owned stores, three expire in Fiscal 2005, twenty-one expire in Fiscal 2006, thirty expire in Fiscal 2007 and the balance expire in Fiscal 2008 or thereafter. The leases contain escalation clauses, renewal options from five years to ten years and obligations for reimbursement of common area maintenance and real estate taxes. Certain leases contain contingent rent based upon specified sales volume. The Company paid $14,000 and $26,000 for contingent rent for Fiscal 2004 and 2003, respectively. There was no contingent rent in Fiscal 2002.

      Logistics initiative obligations include a commitment for selected equipment and services associated with the operation of the distribution centers.

      At July 3, 2004, the Company leased thirty-eight motor vehicles, primarily for its district managers and regional management. The terms are for 36 months and expire through December 2007.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments under outstanding leases at July 3, 2004, are as follows (in thousands):

			Logistics
		Operating	Initiative
	Total	Leases	Obligations	Auto Leases

Fiscal year ending:
2005	$81,987	$79,389	$2,500	$98
2006	45,256	42,666	2,500	90
2007	37,941	35,324	2,500	117
2008	24,295	24,279	—	16
2009	23,450	23,450	—	—
Thereafter	30,202	30,202	—	—

Total minimum lease payments	$243,131	$235,310	$7,500	$321

      Our rent expense under operating leases provides for step rent provisions, escalation clauses, capital improvement funding and other lease concessions as applicable in each lease. The minimum lease payments are recognized on a straight-line basis over the term of each individual underlying lease.

      Rent expense for all operating leases was $46.4 million, $43.4 million and $35.9 million for the fiscal years ended July 3, 2004, June 28, 2003 and June 29, 2002, respectively.

      The Company is obligated for guarantees, subleases or assigned lease obligations for 23 of its franchisees through 2011. The majority of the guarantees were given when the Company sold stores in 1999 as part of its restructuring. The guarantees continue until the leases expire. The maximum amount of the guarantees may vary, but is limited to the sum of the total amount due under the lease. As of July 3, 2004, the maximum amount of the guarantees was approximately $16.1 million.

      As of July 3, 2004, we had a contingent liability related to severance payments to 15 employees which ranged from zero to approximately $2.1 million. As of August 30, 2004, we had a liability related to severance payments for one employee for up to approximately $120,000 and a contingent liability related to severance payment to 14 employees which ranged from zero to approximately $2.0 million. As of July 3, 2004 and August 30, 2004, we had a standby letter of credit of $3.7 million pursuant to the Loan Agreement. This standby letter of credit relates to general liability and workers compensation insurance.

      We enter into arrangements to purchase merchandise up to eight months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

14.	Other Commitments and Contingencies

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

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company owns, operates and franchises party supplies stores in the United States. The Company’s management reporting system evaluates performance based on a number of factors; however, the primary measure of performance is the pre-tax operating profit of each segment. Accordingly, the Company reports two segments — retail and franchising. The retail segment generates revenue through the sale of primarily third-party branded party goods through Company-owned stores. The franchising segment generates revenue through the imposition of an initial one-time franchise fee and ongoing royalty payments based on retail sales. The accounting policies are described in the summary of significant accounting policies. The Company has no intersegment sales. No single customer accounts for 10% or more of total revenues. All assets of the Company are located in the United States, including Puerto Rico.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table contains key financial information of the Company’s business segments (in thousands):

	Year Ended

	July 3,	June 28,	June 29,
	2004	2003	2002

	(In thousands, except per share
Retail:
Net sales	$496,138	$464,258	$405,821
Cost of goods sold and occupancy costs	332,311	311,170	263,980

Gross profit	163,827	153,088	141,841
Store operating and selling expense	113,292	108,294	91,576

Company-owned stores profit contribution	50,535	44,794	50,265
General and administrative expense	39,637	32,475	27,086

Retail profit contribution	$10,898	$12,319	$23,179

Identifiable assets	$175,211	$165,833	$147,277
Depreciation/amortization	$17,601	$16,229	$12,156
Capital expenditures	$13,484	$22,234	$14,085
Franchise:
Royalty fees	$19,521	$18,007	$17,048
Franchise fees	608	355	641

Total franchise revenues	20,129	18,362	17,689
Total franchise expense	7,184	6,538	6,563

Franchise profit contribution	12,945	11,824	11,126

Identifiable assets	$2,206	$2,166	$1,777
Depreciation/amortization	$—	$—	$—
Capital expenditures	$—	$—	$—
Operating income	23,843	24,143	34,305
Interest expense, net	471	3,990	5,610

Income before income taxes	23,372	20,153	28,695
Provision for income taxes	9,466	8,061	11,503

Net income	$13,906	$12,092	$17,192

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Selected Quarterly Information (Unaudited) (in thousands, except per share data)

	Quarter Ended

	September	December	March	June

Year Ended July 3, 2004
Total revenues	$106,975	$182,559	$101,549	$125,184
Cost of goods sold and occupancy costs	74,328	104,705	71,432	81,846
Net (loss) income	(1,950)	19,290	(5,561)	2,127
Basic (loss) earnings per share	(0.12)	1.14	(0.33)	0.12
Diluted (loss) earnings per share	(0.12)	0.98	(0.33)	0.11
Year Ended June 28, 2003
Total revenues	$95,006	$168,191	$99,533	$119,890
Cost of goods sold and occupancy costs	64,425	95,974	70,164	80,607
Net (loss) income	(1,736)	15,050	(1,808)	586
Basic (loss) earnings per share	$(0.11)	$0.90	$(0.11)	$0.04
Diluted (loss) earnings per share	(0.11)	0.76	(0.11)	0.03

      The per share amounts are calculated independently for each quarter. The sum of the quarters may not equal the full year per share amounts.

PARTY CITY CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance	Amounts	Write-offs	Balance
	Beginning	Charged to Cost	Against	End of
	of Year	and Expenses	Reserve	Year

		(In thousands)
Allowance for Doubtful Accounts:
Year Ended July 3, 2004	$287	$(117)	$(22)	$148
Year Ended June 28, 2003	785	50	(548)	287
Year Ended June 29, 2002	852	366	(433)	785
Reserve for Returns:
Year Ended July 3, 2004	$673	$17,365	$(17,404)	$634
Year Ended June 28, 2003	547	16,249	(16,123)	673
Year Ended June 29, 2002	253	14,204	(13,910)	547