Form 10-Q
period 2004-10-02
PARTY CITY CORP
filed 2004-11-12
CIK 1005972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission file number
October 2, 2004	0-27826

Party City Corporation

(Exact name of registrant as specified in its charter)

Delaware	22-3033692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Commons Way Rockaway, New Jersey (Address of Principal Executive Offices)	07866 (Zip Code)

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

      As of October 22, 2004, there were 17,145,573 shares of Common Stock, $0.01 par value, outstanding.

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

      Our website — www.partycity.com — provides access, free of charge, to our Securities and Exchange Commission (“SEC”) reports, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC, including proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports.

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

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

(Unaudited)

	October 2,	July 3,	September 27,
	2004	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$18,614	$27,845	$4,603
Merchandise inventory	81,657	57,357	93,227
Deferred income taxes	9,298	9,298	7,428
Other current assets, net	13,735	11,371	14,932

Total current assets	123,304	105,871	120,190
Property and equipment, net	46,563	48,762	50,495
Goodwill	18,614	18,614	18,614
Other assets	4,082	4,170	5,234

Total assets	$192,563	$177,417	$194,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,882	$38,364	$64,841
Accrued expenses and other current liabilities	27,306	32,689	24,823
Cash overdraft	—	—	1,548
Advances under Loan Agreement	—	—	15,171

Total current liabilities	89,188	71,053	106,383
Long-term liabilities:
Deferred rent and other long-term liabilities	9,393	9,526	10,034
Commitments and contingencies (see Notes 7 and 9)
Stockholders’ equity:
Common stock, $0.01 par value; 40,000,000 shares authorized at October 2, 2004 and July 3, 2004 and 25,000,000 shares authorized at September 27, 2003; 17,871,210 shares issued and 17,124,198 shares outstanding at October 2, 2004; 17,835,778 shares issued and 17,088,766 shares outstanding at July 3, 2004; and 17,425,070 shares issued and 16,678,058 shares outstanding at September 27, 2003	179	178	174
Additional paid-in capital	46,917	46,683	43,821
Retained earnings	52,826	55,917	40,061
Treasury stock, at cost (747,012 shares for all periods presented)	(5,940)	(5,940)	(5,940)

Total stockholders’ equity	93,982	96,838	78,116

Total liabilities and stockholders’ equity	$192,563	$177,417	$194,533

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Fiscal Quarter Ended

	October 2,	September 27,
	2004	2003

Revenues:
Net sales	$98,602	$102,620
Royalty fees	3,827	3,908
Franchise fees	120	447

Total revenues	102,549	106,975
Expenses:
Cost of goods sold and occupancy costs	71,857	74,328
Company-owned stores operating and selling expense	24,259	25,879
Franchise expense	1,848	1,659
General and administrative expense	9,722	8,159

Total expenses	107,686	110,025

Operating loss	(5,137)	(3,050)
Interest income	(54)	(4)
Interest expense	111	204

Interest expense, net	57	200

Loss before income taxes	(5,194)	(3,250)
Benefit from income taxes	(2,103)	(1,300)

Net loss	$(3,091)	$(1,950)

Basic and diluted loss per share	$(0.18)	$(0.12)

Weighted average shares outstanding — basic and diluted	17,105	16,599

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Quarter Ended

	October 2,	September 27,
	2004	2003

Cash flow from operating activities:
Net loss	$(3,091)	$(1,950)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,332	3,802
Amortization of financing costs	40	40
Deferred rent	(127)	(123)
Stock-based compensation	7	37
Provision for doubtful accounts	(70)	(63)
Other	(125)	4
Changes in assets and liabilities:
Merchandise inventory	(24,301)	(27,319)
Accounts payable	23,518	24,303
Accrued expenses and other current liabilities	(5,383)	2,403
Other long-term liabilities	60	(20)
Other current assets and other assets	(2,264)	(319)

Net cash (used in) provided by operating activities	(7,404)	795
Cash flow from investing activities:
Purchases of property and equipment	(2,252)	(1,448)
Proceeds from the sale of assets	250	—

Net cash used in investing activities	(2,002)	(1,448)
Cash flow from financing activities:
Proceeds from exercise of stock options	175	520
Net proceeds from Loan Agreement	—	3,942
Change in cash overdrafts	—	(2,578)

Net cash provided by financing activities	175	1,884

Net (decrease) increase in cash and cash equivalents	(9,231)	1,231
Cash and cash equivalents, beginning of period	27,845	3,372

Cash and cash equivalents, end of period	$18,614	$4,603

Supplemental disclosure of cash flow information:
Income taxes paid	$1,200	$788
Interest paid	70	165
Supplemental disclosure of non-cash financing activity:
Issuance of shares under management stock purchase plan	$53	$87

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

      Party City Corporation (together with its wholly-owned subsidiary, the “Company”) is incorporated in the State of Delaware and operates retail party supply stores within the United States and sells franchises on an individual store and area basis throughout the United States and Puerto Rico. The condensed consolidated unaudited financial statements have been prepared in accordance with the rules and regulations established by the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of October 2, 2004 and September 27, 2003 and the results of operations and cash flows for the quarters ended October 2, 2004 and September 27, 2003. All significant intercompany accounts and transactions have been eliminated. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full fiscal year.

      These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended July 3, 2004, which are included in the Company’s Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission on September 14, 2004 (the “2004 10-K”). The July 3, 2004 condensed consolidated balance sheet amounts included herein are derived from the Company’s audited consolidated financial statements.

      The Company’s fiscal year ends the Saturday nearest to June 30. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52- or 53-week period, as applicable, ending the Saturday nearest to June 30. Fiscal 2005 is a 52-week period ending July 2, 2005, while Fiscal 2004 is a 53-week period that ended July 3, 2004. However, the financial results for the fiscal quarter ended October 2, 2004 and September 27, 2003 are each based on a 13-week period.

      Certain reclassifications have been made to the condensed consolidated financial statements in prior periods to conform to the current period presentation.

2.	Accounting Policies

      The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2004 10-K.

      During the first quarter of Fiscal 2005, the Company launched its supply chain initiative, which includes modifying its business operations to vertically integrate certain logistics and distribution activities, and therefore adopted new specific accounting policies for the treatment of the costs associated with the modified distribution network. The Company has outsourced the operations of its modified distribution network to a third party. The Company’s distribution costs include the fees and expenses of operating the distribution centers and the freight expense related to transporting merchandise to the stores. These distribution costs are initially capitalized into merchandise inventory and expensed when the merchandise is sold in the stores.

3.	Stock-Based Compensation

      The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. If the options are granted to employees below fair market value, compensation expense is recognized. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123” (“SFAS No. 148”). If

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation cost for the Company’s stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 148, the Company’s net loss would have been:

	Fiscal Quarter Ended

	October 2,	September 27,
	2004	2003

	(In thousands, except
	per share amounts)
Net loss as reported	$(3,091)	$(1,950)
Add: Stock-based employee compensation expense determined under APB 25, net of tax	4	22
Deduct: Total stock-based employee compensation expense determined under fair value based method of SFAS No. 148, net of tax(1)	(436)	(136)

Pro-forma net loss	$(3,523)	$(2,064)

Basic and diluted loss per share:
Basic and diluted loss per share as reported	$(0.18)	$(0.12)
Basic and diluted loss per share pro forma	$(0.21)	$(0.12)

(1)	In accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for grants in the respective periods:

	Fiscal Quarter Ended

	October 2,	September 27,
	2004	2003

Expected volatility	55%	55%
Expected lives	4.0 years	4.0 years
Risk-free interest rate	3.3%	2.5%
Expected dividend yield	0.0%	0.0%

      The weighted average fair value of options granted during the first quarter of Fiscal 2005 and 2004 were $5.53 and $4.50, respectively.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Loss Per Share

      The following table sets forth the computations of basic and diluted loss per share:

	Fiscal Quarter Ended

	October 2,	September 27,
	2004	2003

	(In thousands, except
	per share amounts)
Net loss	$(3,091)	$(1,950)
Loss per share — basic and diluted(a)	$(0.18)	$(0.12)
Weighted average common shares outstanding	17,105	16,599
Dilutive effect of stock options(a)(b)	—	—
Dilutive effect of warrants(a)(c)	—	—
Dilutive effect of restricted stock units(a)(d)	—	—

Weighted average common and potentially dilutive common shares outstanding	17,105	16,599

(a)	Stock options and warrants with exercise prices below the applicable market price of the Company’s common stock and all restricted stock units are included in potentially dilutive common shares outstanding if the Company reports net income for a reporting period. Therefore, if the Company reports net income, its earnings per share would be lower on a diluted basis. Options to purchase 2,125,999 common shares with exercise prices ranging from $1.71 to $13.14 per share at October 2, 2004, and options to purchase 1,345,243 common shares with exercise prices ranging from $1.71 to $11.06 per share at September 27, 2003, would have been included in the weighted-average common and potentially dilutive common shares outstanding, respectively, if the Company was in a net income position.

However, when the Company incurs a net loss for a reporting period, the inclusion of any such shares would result in a decrease in loss per share, and therefore all stock options, warrants and restricted stock units are ignored when calculating diluted earnings per share. Therefore, the Company’s loss per share for the quarter ended October 2, 2004 and September 27, 2003 are the same amounts on a basic and diluted basis, respectively.

(b)	Options to purchase 3,171,199 common shares with exercise prices ranging from $1.71 to $30.88 per share were outstanding at October 2, 2004, and options to purchase 2,080,618 common shares with exercise prices ranging from $1.71 to $30.88 per share were outstanding at September 27, 2003 were not included in the computation of diluted loss per share for the fiscal quarter ended October 2, 2004 and September 27, 2003, respectively, because to do so would have been anti-dilutive.

(c)	Warrants to purchase 2,496,000 common shares with an exercise price of $1.07 per share were outstanding at October 2, 2004 and September 27, 2003 but were not included in the computation of diluted loss per share for the fiscal quarter ended October 2, 2004 and September 27, 2003, respectively, because to do so would have been anti-dilutive.

(d)	Restricted stock units of 13,567 and 17,396 shares of common stock were outstanding at October 2, 2004 and September 27, 2003, respectively, related to the Management Stock Purchase Plan and were not included in the computation of diluted loss per share for the fiscal quarter ended October 2, 2004 and September 27, 2003, respectively, because to do so would have been anti-dilutive.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Financing Agreement

      In January 2003, the Company entered into a $65 million revolving credit facility (the “Loan Agreement”) with Wells Fargo Retail Finance, LLC, as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent. Under the terms of the Loan Agreement, the Company may borrow amounts based on a percentage of its eligible inventory and credit card receivables, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. Interest on each advance is charged, at the Company’s option, at (i) the adjusted Eurodollar rate per annum plus the applicable margin, which is currently at 1.25%, or (ii) the prime rate per annum less the applicable margin, which is currently 0.25% (the Company’s effective cost of borrowing under the Loan Agreement is 4.50% at October 2, 2004). The Loan Agreement matures on April 30, 2006 and is secured by a lien on substantially all of the Company’s assets. Pursuant to the terms of the Loan Agreement, the Company had a standby letter of credit of $3.7 million outstanding at October 2, 2004. At October 2, 2004 and October 22, 2004, the Company had no borrowings outstanding under the Loan Agreement. Based on a percentage of current eligible inventory and credit card receivables, the Company had $51.3 million available to be borrowed under the Loan Agreement at October 22, 2004.

6.	Stockholders’ Equity

Shares Outstanding

      The Company’s authorized capital stock was increased from 25,000,000 shares to 40,000,000 shares of its common stock, $0.01 par value per share, at the annual shareholders’ meeting on November 12, 2003. At October 2, 2004 and September 27, 2003, there were 17,871,210 shares and 17,425,070 shares, respectively, of the Company’s common stock issued. At October 2, 2004 and September 27, 2003, there were 747,012 shares of the Company’s common stock held as treasury stock. At October 2, 2004 and September 27, 2003, there were 17,124,198 shares and 16,678,058 shares, respectively, of the Company’s common stock outstanding.

Stock Repurchase

      In September 2001, the Board of Directors authorized the Company to repurchase up to $15 million of its outstanding common stock at a price not to exceed $7.00 per share, which was amended on February 7, 2003 to a price not to exceed $10.00 per share. Stock repurchases are made at the discretion of management. There were no stock repurchases during Fiscal 2004 or the first quarter of Fiscal 2005. As of October 2, 2004, the Company had purchased 747,012 shares for an aggregate amount of $5.9 million or 39.6% of the total amount to be purchased.

Warrants

      There were no warrant exercises in Fiscal 2004 or the first quarter of Fiscal 2005. As of October 2, 2004, the Company had 2,496,000 warrants outstanding with an exercise price of $1.07 per share.

Management Stock Purchase Plan

      In June 2001, the Company established a Management Stock Purchase Plan (“MSPP”). The MSPP provides certain management employees of the Company the opportunity to defer a portion of their incentive compensation to acquire and maintain ownership of the Company’s common stock, with the intent to strengthen their commitment to the welfare of the Company and to promote an identity of interest among

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company stockholders and these employees. The amount deferred by the individual is held in restricted stock units. The restricted stock units are converted into the Company’s common stock on a one-to-one basis upon vesting. These restricted stock units are purchased at a discount of 20% or 25%, depending on the amount of the individual deferral, from the average price of Company’s common stock on the determination date. Such discounts vest at the end of three years or seven years, selected by the participant, after the determination date. The amortization of the discount is charged to compensation expense over the deferral period. The compensation expense attributable to the MSPP for the first quarter of Fiscal 2005 and Fiscal 2004 was approximately $3,000 and $15,000, respectively, resulting in the obligation to issue 13,567 and 17,396 shares of common stock, respectively, upon vesting and conversion.

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

      A lawsuit was filed on September 25, 2001 against Party City Corporation in Los Angeles Superior Court by an assistant manager in one of the Company’s California stores for himself and on behalf of other members of an alleged class of Party City store managers (the “Class”) who claimed the Company misclassified the Class members as exempt from California overtime wage and hour laws. The Class members sought the disgorgement of overtime wages allegedly owed by the Company to them but not paid and they also sought punitive damages and statutory penalties.

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

      On September 27, 2004, the Company entered into a final settlement agreement which contained no material changes from the aforementioned agreement-in-principle.

      In addition to the foregoing, from time to time the Company is involved in routine litigation incidental to the conduct of the business. The Company is aware of no other material existing or threatened litigation to which the Company is or may be a party.

8.	Segment Information

      The Company reports two business segments — retail and franchising. The retail segment generates revenue primarily through the sale of third-party branded party goods through Company-owned stores. The franchising segment generates revenue through the imposition of an initial one-time franchise fee that is paid upon the grant of a new franchise and ongoing royalty payments by franchisees based on retail sales.

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments. This standard requires segmentation based on the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods. The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. Additionally, the Company’s financial reporting systems present various data by segment for management to run the business, including internal profit and loss

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements prepared on a basis consistent with accounting principles generally accepted in the United States of America.

      The following table contains key financial information of the Company’s business segments (in thousands):

	Fiscal Quarter Ended

	October 2,	September 27,
	2004	2003

Retail:
Net sales	$98,602	$102,620
Cost of goods sold and occupancy costs	71,857	74,328

Gross profit	26,745	28,292
Store operating and selling expense	24,259	25,879

Company-owned store profit contribution	2,486	2,413
General and administrative expense	9,722	8,159

Retail loss contribution	$(7,236)	$(5,746)

Identifiable assets	$189,966	$192,131
Depreciation/amortization	$4,332	$3,802
Capital expenditures	$2,252	$1,448
Franchise:
Royalty fees	$3,827	$3,908
Franchise fees	120	447

Total franchise revenue	3,947	4,355
Total franchise expense	1,848	1,659

Franchise profit contribution	$2,099	$2,696

Identifiable assets	$2,597	$2,402
Depreciation/amortization	$—	$—
Capital expenditures	$—	$—
Total Company:
Operating loss	$(5,137)	$(3,050)
Interest expense, net	57	200

Loss before income taxes	(5,194)	(3,250)
Benefit from income taxes	(2,103)	(1,300)

Net loss	$(3,091)	$(1,950)

Identifiable assets	$192,563	$194,533
Depreciation/amortization	$4,332	$3,802
Capital expenditures	$2,252	$1,448

      The Company’s accounting policies are described in Note 2 of the Company’s condensed consolidated financial statements included herein. The Company has no inter-segment sales. No single customer accounts for 10% or more of total revenues. All assets of the Company are located in the United States, including Puerto Rico.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Contractual Obligations and Commercial Commitments

      As of October 2, 2004, the Company’s contractual obligations and commercial commitments are as follows (in thousands);

				Logistics
		Operating	Merchandise	Initiative
	Total	Leases	Orders	Obligations	Auto Leases	Severance

Fiscal year ending:
2005	$53,878	$34,703	$17,000	$1,875	$227	$73
2006	47,834	45,153	—	2,500	181	—
2007	44,236	41,611	—	2,500	125	—
2008	33,326	33,322	—	—	4	—
2009	21,243	21,243	—	—	—	—
Thereafter	48,296	48,296	—	—	—	—

Total minimum payments	$248,813	$224,328	$17,000	$6,875	$537	$73

      The Company leases real estate in connection with the operation of Company-owned retail stores as well as the corporate offices. The store leases are for properties ranging in size from 6,750 to 19,800 square feet. The terms range from five years to twenty years. Of the leases for the Company-owned stores, three expire in Fiscal 2005, 21 expire in Fiscal 2006, 30 expire in Fiscal 2007, 59 expire in Fiscal 2008 and the balance expire in Fiscal 2009 or thereafter. The Company’s operating leases provide for step rent provisions, renewal options from five years to ten years, capital improvement funding, obligations for reimbursement of common area maintenance and real estate taxes and other lease concessions as applicable in each lease. The minimum lease payments are recognized on a straight-line basis over the term of each individual underlying lease. Certain leases contain contingent rent based upon specified sales volume. The Company paid $3,000 for contingent rent during the first quarter in each of Fiscal 2005 and 2004.

      On September 16, 2004, the Company entered into a new corporate office lease for 106,000 square feet of office space. The initial term is for 12 years, with two five-year renewal options. The lease contains escalation clauses and obligations for reimbursement of common area maintenance and real estate taxes. The lease for the Company’s current corporate headquarters expires in December 2004, but the Company is currently negotiating an extension of such lease for a period of months to coincide with its transition to the new corporate headquarters. The Company intends to relocate to the new corporate headquarters by June 2005, and intends to vacate its current corporate headquarters thereafter.

      The Company is also obligated for guarantees, subleases or assigned lease obligations for 23 of the franchisees through 2011. The majority of the guarantees, subleases and assigned lease obligations were given when the Company sold stores in 1999 as part of its restructuring. The guarantees, subleases and assigned lease obligations continue until the leases expire. The maximum amount of the guarantees, subleases and assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. As of October 2, 2004, the maximum amount of the guarantees, subleases and assigned lease obligations was approximately $15.0 million, which is not included in the table above.

      The Company enters into arrangements to purchase merchandise up to eight months in advance of expected delivery. Historically, these purchase commitments did not contain any significant termination payments or other penalties if cancelled. Since the Company is transitioning toward selling more proprietary product, certain of these purchase commitments may obligate the Company to specified quantities, even if desired quantities change at a later date. As of October 2, 2004, the Company had approximately $17 million of proprietary product for which the Company has made purchase arrangements.

PARTY CITY CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Logistics initiative obligations include a commitment for the purchase of selected equipment and services associated with the operation of the distribution centers.

      At October 2, 2004, the Company operated a fleet of thirty-nine leased motor vehicles, primarily for the district managers and regional management. The terms of these leases generally run for 36 months and expire at various times through September 2007.

      In addition to the severance obligations specified in the table above, as of October 2, 2004 and October 22, 2004, the Company had an aggregate contingent liability of up to $2.2 million related to potential severance payments for 14 employees pursuant to their respective employment agreements. As of October 2, 2004 and October 22, 2004, the Company had a standby letter of credit of $3.7 million pursuant to the Loan Agreement relating to general liability and workers compensation insurance.

10.	Non-Compete Agreement

      The Company has two non-compete agreements. One is with a franchise owner and the other is with Paper Warehouse, Inc. The Company also has trademark license agreements. All of these agreements are included in other assets and are being amortized using the straight-line method over the life of the agreement. Amortization expense for these non-compete agreements was $19,000 and $35,000 for the fiscal quarters ended October 2, 2004 and September 27, 2003, respectively. The following chart shows the amortization expense of these intangibles by year until they are fully amortized (in thousands):

Fiscal Year Ending:	Amortization Expense

2005	$82
2006	82
2007	82
2008	82
2009	20
Thereafter	14

Total amortization expense	$362

11.	Recent Accounting Pronouncements

      In June 2004, the Financial Accounting Standards Board (“FASB”) issued an interpretation of FASB No. 143, “Accounting for Asset Retirement Obligations” (“FASB No. 143”). This interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under FASB No. 143 and is effective no later than the end of Fiscal 2005. The Company has determined that this interpretation, and the adoption of FASB No. 143, will not have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.

      In May 2004, the FASB issued FSP FAS 106-2 to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), to employers that sponsor post-retirement health care plans that provide prescription drug benefits. The Company continues to sponsor a post-retirement healthcare plan for one individual, and the Company does not provide such benefits to any other employee and has no intention to do so in the future. The Company has determined that FAS 106-2 will not have a material impact on its consolidated results of operations, financial position or cash flows.

      In March 2004, the FASB published an Exposure Draft, “Share-Based Payment”, an amendment of FASB Statements No. 123 and No. 95. Under this FASB proposal, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. This proposed statement, if adopted, would be effective beginning in Fiscal 2006. The Company currently accounts for stock options under APB No. 25. The pro-forma impact of expensing options is disclosed in Note 3 to the Company’s condensed consolidated financial statements included herein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We operate retail party supply stores within the continental United States and we sell franchises on an individual store and area franchise basis throughout the United States and Puerto Rico. As of October 2, 2004, our network consisted of 508 stores, with 249 Company-owned stores and 259 stores owned by franchisees. We report two segments — retail and franchising. The retail segment generates revenue primarily through the sale of third-party branded party goods through Company-owned stores. The franchising segment generates revenue through the imposition of an initial one-time franchise fee and ongoing royalty payments based on retail sales.

      We continually strive to improve customer satisfaction and strengthen our financial condition. We have recently undertaken various initiatives to make fundamental improvements in our business, profitability and cash flow. These initiatives have primarily focused on our breadth and quality of products and product pricing; logistics, including financial, distribution and inventory systems; and building our talent base. To date, most of our improvements have involved business processes and infrastructure. While this effort has been absolutely essential to support our future product initiatives, our work is generally not yet visible to the customer and has not yet positively impacted our net sales results. We believe that our efforts will be more evident to the customer as we transition our merchandise presentation and introduce significant amounts of new non-seasonal product in the latter part of this fiscal year.

      With respect to our products, we are developing proprietary processes to evaluate and select our product assortment more efficiently and effectively. We are also reconfiguring our in-store product layout to better align product categories and facilitate an easier shopping experience for our customers.

      As discussed more fully in Part I, Item 1. “Business” in our 2004 Form 10-K, we are in the process of transitioning our product base through the development of new, coordinated assortments within selected product categories. We initially focused on enhancing our seasonal merchandise (e.g., Summer Luau, Halloween, and other seasonal categories) and the preliminary results demonstrate the customer is responding positively. As a result of the ongoing transition process in non-seasonal merchandise, which currently represents approximately two-thirds of a typical store’s selling space and net sales volume, our financial results for the first quarter of fiscal 2005 were impacted by a decline in same store sales performance of non-seasonal merchandise. In the third quarter of Fiscal 2005, we will begin to remerchandise our stores to enhance our product presentation, and will introduce significant amounts of new product and coordinated assortments, which we anticipate to be completed early in the fourth quarter of Fiscal 2005.

      We also continue to benefit from our inventory reduction initiative during the quarter in the form of store labor efficiencies across our stores. During the fiscal quarter ended October 2, 2004, our average inventory per store declined 13% compared to the same period in Fiscal 2003, primarily reflecting the disposal of the previous season’s merchandise that we had traditionally maintained in our stores at the end of such season. We continue to believe these strategies will provide us with the flexibility to offer fresh merchandise choices to our customers and still maintain a sufficient variety and quantity of products to satisfy customer needs.

      Our initial phase of the logistics initiative was completed in July 2004. We are now able to receive and distribute products for our Company-owned stores from two distribution centers — one in California and one in Pennsylvania. This program supports weekly scheduling of store deliveries, further reducing store labor requirements and improving inventory accuracy. We have outsourced the operations of our modified distribution network to a third party. Additionally, a Preferred Carrier Process that was implemented in Fiscal 2004 is expected to result in lower negotiated transportation rates, better visibility on deliveries and higher service levels. Currently, our capabilities include handling single cartons of individual items from multiple vendors, as well as “cross-dock” merchandise from other vendors and then transport to the stores. Approximately 35% to 40% of our total annual dollar volume is now being delivered under our initial phase of the logistics initiatives.

      Effective in the first half of calendar year 2005, all of our franchisees have agreed to participate in our logistics program. This is anticipated to create efficiencies in product purchasing, as well as cost savings from joint deliveries (e.g., distribution centers can better coordinate deliveries to Company-owned and franchise stores in the same market). We anticipate making certain system and inventory investments during the remainder of Fiscal 2005 in preparation for the inclusion of, and the transitioning of, our franchisees into our logistics program.

      We have also focused on enhancing our information systems, completing significant store and corporate system installations. The investment in our store and corporate information systems has improved certain store processes, such as customer check-out, product replenishment, and inventory management, and was a major contributor to the decline in store labor costs during the past fiscal quarter. In addition, these investments will provide the systemic foundation for our logistics initiative. Working with our vendor partners and third-party logistics providers, we are embarking on enhancements that will further drive product in-stock positions and lower our supply-chain network costs.

      Another important initiative is the continuation of making key investments in our employee base. During the first quarter Fiscal 2005, we hired a new Chief Financial Officer and Vice President of Marketing, and added employees in key departments to support our initiatives in Merchandising, Planning and Allocation and Logistics.

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

Key Performance Indicators and Statistics

      We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following:

	Fiscal Quarter Ended

	October 2,	September 27,
	2004	2003

Net sales (in thousands)	$98,602	$102,620
Total Company-owned store count	249	247
Average same store net sales for Company owned stores (in thousands)	$400	$429
Same store average net sale per retail transaction(a)	$19.09	$18.73
(Decrease) increase in same store net sales	(5.2)%	3.9%
Gross profit as a percent of net sales	27.1%	27.6%
Store profit contribution as a percent of net sales	2.5%	2.4%
Basic and diluted loss per share	$(0.18)	$(0.12)
EBITDA(b) (in thousands)	$(805)	$752
(Decrease) increase in franchise same store sales	(2.9)%	3.3%

(a)	Same store sales divided by same store retail transactions. Retail transactions represent each time a customer makes a purchase or return at the register.

(b)	See EBITDA discussion on page 22.

      The following table shows the growth in our network of Company-owned and franchise stores for the quarter ended October 2, 2004 and September 27, 2003.

	Fiscal Quarter Ended

	October 2,	September 27,
	2004	2003

Store Data:
Company-owned:
Stores open at beginning of period	249	242
Stores opened	1	6
Stores closed	(1)	(1)

Stores open at end of period	249	247

Average Company-owned stores open in period	249	245

Franchise:
Stores open at beginning of period	257	241
Stores opened	3	12
Stores closed	(1)	—

Stores open at end of period	259	253

Average franchise stores open in period	258	248

Total stores chain wide	508	500

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

      Our accounting policies are more fully described in Note 1 of our 2004 10-K. We have identified certain critical accounting policies that are described below.

      Merchandise inventory. Inventory is valued using the cost method which values inventory at the individual item level at the lower of the actual cost or market. Cost is determined using the weighted average method. Market is determined by the estimated net realizable value, based upon the merchandise selling price. Inventory levels are reviewed to identify slow-moving and closeout merchandise that will no longer be carried. We also estimate amounts of current inventories that will ultimately become obsolete due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales.

      During the first quarter of Fiscal 2005, we launched our supply chain initiative, which includes modifying our business operations to vertically integrate certain logistics and distribution activities, and we therefore adopted new specific accounting policies for the treatment of the costs associated with our modified distribution network. We have outsourced the operations of our modified distribution network to a third party.

Our distribution costs include the fees and expenses of operating the distribution centers and the freight expense related to transporting merchandise to our stores. These distribution costs are initially capitalized into merchandise inventory and expensed when the merchandise is sold in our stores.

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

      Insurance accruals. Our condensed consolidated balance sheets include significant liabilities with respect to self-insured workers’ compensation and general liability claims. We estimated the required liability of such claims as of October 2, 2004, utilizing an actuarial method based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

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

General Definitions for Operating Results

      Net Sales include Company-owned same store net sales and Company-owned new store net sales. Stores are included in the same store net sales calculation when in operation for a full fiscal month in both the current fiscal month and the corresponding fiscal month of the prior year. All other stores are included in new store net sales.

      Cost of goods sold and occupancy costs include the cost of merchandise, distribution costs and store occupancy costs. Distribution costs include the costs of operating the out-sourced distribution centers and freight expense related to transporting merchandise to our stores. These distribution costs are initially capitalized into merchandise inventory and expensed when the merchandise is sold in our stores. Store occupancy costs include rent, common area maintenance, real estate taxes, repairs and maintenance, depreciation, insurance and utilities.

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

      General and administrative expense includes payroll and employee benefits, employment taxes, management information systems, marketing, insurance, legal and other corporate level expenses. Corporate level expenses are primarily attributable to our corporate office in Rockaway, New Jersey, and district and regional offices throughout the country.

      Franchising. Franchising revenue is composed of the initial franchise fees, which are recorded as revenue when a franchise store opens, and ongoing royalty fees, generally 4.0% of the store’s net sales. Franchise expenses include direct and indirect expenses. The direct expenses include salaries, travel and other direct expenses of the franchise operations department in addition to legal fees, bad debt expense, insurance expense and other miscellaneous charges. The indirect expenses include allocations of corporate expenses for salaries, including bonuses, occupancy and depreciation, based on time spent on franchise support.

      Franchise profit contribution is franchise revenue minus franchise expenses.

      Interest expense, net includes interest relating to our credit facility, amortization of financing costs and bank service charges. Interest expense, net also includes interest income from other highly liquid investments purchased, with an original maturity of three months or less, as part of our daily cash management activities.

Results of Operations

      The following table sets forth the results of operations for the periods indicated:

	Fiscal Quarter Ended

	October 2,	September 27,
	2004	2003

	(In thousands, except
	per share amounts)
Statement of Operations Data:
Company-owned stores:
Net sales	$98,602	$102,620
Cost of goods sold and occupancy costs	71,857	74,328

Gross profit	26,745	28,292
Store operating and selling expense	24,259	25,879

Company-owned stores profit contribution	2,486	2,413
General and administrative expense	9,722	8,159

Retail loss contribution	(7,236)	(5,746)

Franchise stores:
Royalty fees	3,827	3,908
Franchise fees	120	447

Total franchise revenue	3,947	4,355
Total franchise expense	1,848	1,659

Franchise profit contribution	2,099	2,696

	Fiscal Quarter Ended

	October 2,	September 27,
	2004	2003

	(In thousands, except
	per share amounts)
Total Company:
Operating loss	(5,137)	(3,050)
Interest expense, net	57	200

Loss before income taxes	(5,194)	(3,250)
Benefit for income taxes	(2,103)	(1,300)

Net loss	$(3,091)	$(1,950)

Basic and diluted loss per share	$(0.18)	$(0.12)

Weighted average shares outstanding — basic and diluted	17,105	16,599

Fiscal Quarter Ended October 2, 2004 Compared To Fiscal Quarter Ended September 27, 2003

      Retail. Net sales from Company-owned stores decreased 3.9% to $98.6 million for the first quarter of Fiscal 2005 from $102.6 million in the same period last year. The 3.9% decrease in net sales resulted from a same store net sales decrease of 5.2% which was partially offset by net sales from new stores. Same store sales for non-seasonal merchandise decreased 8.7% due to the ongoing transition of this merchandise category. This decline was partially offset by a 5.0% increase in same store sales for seasonal merchandise, largely aided by five additional days of Halloween sales included in the first quarter of Fiscal 2005. Although the customer count in Company-owned stores, on a same store basis, decreased 7.1% during the quarter ended October 2, 2004, the same store average net sale per retail transaction increased 1.9% reflecting a lower level of discounting and promotional markdown activity compared with the same time last year. Five stores joined the same store sales group during the first quarter of Fiscal 2005. We opened one new store and closed one store during the first quarter of Fiscal 2005 and opened six new stores and closed one store during the same period last year.

      Gross profit as a percent of net sales was 27.1% for the first quarter of Fiscal 2005 compared with 27.6% for the same period last year. As shown in the table below, gross profit decreased $1.6 million to $26.7 million in the first quarter of Fiscal 2005 from $28.3 million in the same period last year.

	Portion of Total Change
Component	Increase/(Decrease)	Reason for Increase/(Decrease):

	(In millions)
Net sales	$(1.1)	Due to lower same store and total sales.
Merchandise margins	1.4	Due to a reduction in promotional markdown activity reflecting a shift to less promotional pricing.
Occupancy and other costs	(1.9)
Due to higher fixed expenses and accelerated depreciable life of certain stores’ internal sign and graphics packages that are going to be retired in connection with of our brand-revitalization initiatives.

Total	$(1.6)

      Store operating and selling expenses were 24.6% and 25.2% of net sales for the first quarter of Fiscal 2005 and Fiscal 2004, respectively. As shown in the table below, store operating and selling expenses decreased $1.6 million, or 6.3%, to $24.3 million for the first quarter of Fiscal 2005 from $25.9 million in the same period last year. We incurred pre-opening expenses of $28,000 in the first quarter of Fiscal 2005 for the one new store opened during such quarter, while we incurred $303,000 in the first quarter of Fiscal 2004 for six new stores opened during such quarter and three stores that were projected to be opened later in such fiscal year. Pre-opening expenses include payroll and fringe benefits, as well as other operating costs.

	Portion of Total Change
Component	Increase/(Decrease)	Reason for Increase/(Decrease):

	(In millions)
Net sales volume	$(0.2)	Due to lower same store and total sales
Fixed payroll and fringe benefit reduction	(0.8)	Due to reduced labor costs from efficiency improvements in customer check-out, product replenishment and inventory management.
Other operating costs	(0.6)	Due primarily to a reduction in store supplies as well as a gain realized on one store closing.

Total	$(1.6)

      Company-owned store profit contribution as a percent of net sales was 2.5% for the first quarter of Fiscal 2005 compared with 2.4% in the same period last year. Company-owned store profit contribution was relatively flat for the first quarter of Fiscal 2005 at $2.5 million compared with $2.4 million the same period last year. The store profit contribution from the 11 Seattle stores that were acquired in 2002 improved 10% during the first quarter, and stores open less than two years improved 4%, while stores open at least two years declined $95,000 during the quarter.

      General and administrative expenses were 9.9% and 8.0% of net sales for the first quarter of Fiscal 2005 and Fiscal 2004, respectively. As shown in the table below, general and administrative expenses increased $1.6 million to $9.7 million for the first quarter of Fiscal 2005 from $8.2 million in the same period last year.

	Portion of Total Change
Component	Increase/(Decrease)	Reason for Increase/(Decrease):

	(In millions)
Payroll and fringe benefits	$1.1	Due to increased corporate staffing to support our product assortment, logistics and information systems strategic initiatives
Professional fees	(0.1)	Due to lower spending on professional fees.
Other	0.6	Due to additional temporary corporate office space leased prior to the transition to the new corporate office location.

Total	$1.6

      Franchising. Franchise fees recognized on three store openings was $120,000 in the first quarter of Fiscal 2005 and $447,000 recognized on twelve store openings in the same period last year. Royalty fees decreased 2.0% to $3.8 million in the first quarter of Fiscal 2005 from $3.9 million in the same period last year. This was primarily due to a same store sales decrease of 2.9% for the franchise stores in the first quarter of Fiscal 2005.

      Expenses attributable to the franchise segment increased 11.4% to $1.85 million for the first quarter of Fiscal 2005 from $1.66 million for the first quarter of Fiscal 2004. As a percentage of franchise revenue, franchise expenses were 46.8% and 38.1% for the first quarter of Fiscal 2005 and Fiscal 2004, respectively.

This increase is primarily due to a larger corporate expense allocation, which is primarily based on corporate compensation.

      Franchise profit contribution decreased 22.1% to $2.1 million in first quarter of Fiscal 2005 from $2.7 million in the same period last year. The decrease in franchise profit contribution is due to a decrease in franchise fees from nine fewer store openings as well as an increase in corporate expenses allocated to the franchise segment during the quarter.

      Interest Expense. Net interest expense decreased to $57,000 for the first quarter of Fiscal 2005 from $200,000 in the same period last year due mainly to a reduction in interest expense. We had no advances under our Loan Agreement at any point during the first quarter of Fiscal 2005 as compared to $15.2 million at the end of same period last year.

      Income Taxes. An income tax benefit of $2.1 million, or 40.5% of pre-tax income, and $1.3 million, or 40.0% of pre-tax income, was recorded in the first quarter of Fiscal 2005 and Fiscal 2004, respectively. The change in tax rate to 40.5% from 40.0% is due to an increase in the blended state tax rate.

      Net Income. As a result of the above factors, we recorded a net loss of $3.1 million, or $0.18 per basic and diluted share, in the first quarter of Fiscal 2005, as compared to a net loss of $2.0 million, or $0.12 per basic and diluted share, in the first quarter of Fiscal 2004. Weighted average basic and diluted shares outstanding increased to 17.1 million in the first quarter of Fiscal 2005 from 16.6 million in the same period last year. This increase is due to the stock option exercises since September 27, 2003.

Liquidity and Capital Resources

      Our cash requirements have historically been for working capital, the opening of new stores, the improvement and expansion of existing facilities and the improvement of information systems. These cash requirements have been met through cash flow from operations and borrowings under our credit facilities. At October 2, 2004, working capital was $34.1 million compared with $13.8 million in the same period last year.

      Our current priorities for the use of cash are primarily for investments in value-added capital projects including, in particular, investments in technology to improve merchandising and distribution, reduce costs, improve efficiencies and assist each store to better serve its customers. Key initiatives include:

•	our logistics initiatives, pursuant to which we are outsourcing our centralized warehousing and distribution facilities and implementing a new distribution network;

•	executing our store information systems roll-out;

•	revitalizing our brand and retail environment through re-merchandising our stores;

•	transitioning to our new corporate headquarters;

•	evaluating our current and future store locations; and

•	improving customer service at the stores.

      We believe that the cash generated by operations, together with the borrowing availability under the Loan Agreement, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with systems development, logistic initiatives and store improvements. We expect to invest between $25 million and $30 million in capital projects during Fiscal 2005, which will be partially offset by a maximum reimbursement of $7 million associated with our new corporate office lease.

      We are currently free of debt, which permits us to consider a wide variety of corporate initiatives intended to improve shareholder value, although there is no assurance that any specific initiative will be pursued or consummated.

Key Indicators of Liquidity and Capital Resources

      The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	Fiscal Quarter Ended

	October 2,	September 27,
	2004	2003

Balance Sheet Data:
Cash and cash equivalents	$18,614	$4,603
Working capital	34,116	13,807
Total assets	192,563	194,533
Advance under Loan Agreement	—	15,171
Stockholders’ equity	93,982	78,116
Other Information:
Depreciation and amortization	$4,332	$3,802
Cash Flows (Used In) Provided By:
Operating activities	$(7,404)	$795
Investing activities	(2,002)	$(1,448)
Financing activities	175	1,884

Total cash (used in) provided by	$(9,231)	$1,231

      Operating Activities. For the fiscal quarter ended October 2, 2004, cash used in operating activities was $7.4 million compared to cash provided by operating activities of $0.8 million for the same period last year. The increase in cash used in operating activities was primarily attributable to a higher net loss, certain advanced payments for inventory, advertising and taxes as well as higher cash payments related to management incentives and other current liabilities as a result of timing. The investment in inventory during this seasonally high period was fully offset by a corresponding increase in accounts payables.

      Investing Activities. Cash used in investing activities for the fiscal quarter ended October 2, 2004 was $2.0 million compared with $1.4 million in the same period in last year. The increase in cash used in investing activities was primarily attributable to new and existing stores leasehold improvements and furniture and fixtures of $1.1 million, development costs for our management information systems of $0.7 million and implementation costs of our logistics initiatives of $0.4 million, partially offset by $0.2 million of proceeds from the closure of one store.

      Financing Activities. Cash provided by financing activities was $0.2 million for the fiscal quarter ended October 2, 2004 compared with $1.9 million for the same period last year. We had no advances under our Loan Agreement at the end of the first quarter of Fiscal 2005 and the end of Fiscal 2004 as compared with $15.2 million in advances at the end of the first quarter of Fiscal 2004.

      Loan Agreement. At October 2, 2004 and October 22, 2004, we had no balance outstanding under the Loan Agreement. Under the terms of the Loan Agreement, we may from time to time borrow amounts based on a percentage of our eligible inventory and credit card receivables, up to a maximum of $65 million at any time outstanding, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. Interest on each advance is charged, at our option, at (i) the adjusted Eurodollar rate plus the applicable margin, which is currently at 1.25% per annum or (ii) the prime rate less the applicable margin, which is currently 0.25% per annum (our effective cost of borrowing under the Loan Agreement is 4.50% at October 2, 2004). The Loan Agreement matures on April 30, 2006, and borrowings are secured by a lien on substantially all of our assets. Based on a percentage of current eligible inventory and credit card receivables, we had $51.3 million available to be borrowed under the Loan Agreement at October 22, 2004.

      Warrants. There were no warrants exercised in Fiscal 2004 or the first quarter of Fiscal 2005. As of October 2, 2004, we had 2,496,000 warrants outstanding at an exercise price of $1.07 per share.

EBITDA (Earnings before interest, taxes, depreciation and amortization)

	Fiscal Quarter Ended

	October 2,	September 27,
	2004	2003

	(In thousands)
EBITDA(a)	$(805)	$752
Most directly comparable GAAP measures:
Net loss	$(3,091)	$(1,950)
Cash flows (used in) provided by operating activities	$(7,404)	$795

(a)	Our definition of EBITDA is earnings before interest, taxes, depreciation and amortization. We believe EBITDA provides additional information for determining our ability to meet future debt service requirements. EBITDA should not be construed as a substitute for net income or net cash provided by operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing our operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. We have presented EBITDA, however, because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and/or incur debt. Our computation of EBITDA may not be comparable to similar titled measures of other companies.

      Because we consider EBITDA useful as an operating measure, a reconciliation of EBITDA to net loss follows for the periods indicated:

	Fiscal Quarter Ended

	October 2,	September 27,
	2004	2003

	(In thousands)
EBITDA(a)	$(805)	$752
Depreciation and amortization	(4,332)	(3,802)
Interest expense, net	(57)	(200)
Benefit from income taxes	2,103	1,300

Net loss	$(3,091)	$(1,950)

      Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our net cash (used in) provided by operating activities:

	Fiscal Quarter Ended

	October 2,	September 27,
	2004	2003

	(In thousands)
EBITDA(a)	$(805)	$752
Interest expense, net	(57)	(200)
Benefit from income taxes	2,103	1,300
Non-cash interest	40	40
Deferred rent	(127)	(123)
Stock-based compensation	7	37
Provision for doubtful accounts	(70)	(63)
Other	(125)	4
Changes in assets and liabilities:
Merchandise inventory	(24,301)	(27,319)
Accounts payable	23,518	24,303
Accrued expenses and other current liabilities	(5,383)	2,403
Other long-term liabilities	60	(20)
Other current assets and other assets	(2,264)	(319)

Net cash (used in) provided by operating activities	$(7,404)	$795

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

Contractual Obligations and Commercial Commitments

      As of October 3, 2004, our contractual obligations and commercial commitments are as follows (in thousands);

				Logistics
		Operating	Merchandise	Initiative
	Total	Leases	Orders	Obligations	Auto Leases	Severance

Fiscal year ending:
2005	$53,878	$34,703	$17,000	$1,875	$227	$73
2006	47,834	45,153	—	2,500	181	—
2007	44,236	41,611	—	2,500	125	—
2008	33,326	33,322	—	—	4	—
2009	21,243	21,243	—	—	—	—
Thereafter	48,296	48,296	—	—	—	—

Total minimum lease payments	$248,813	$224,328	$17,000	$6,875	$537	$73

      We lease real estate in connection with the operation of Company-owned retail stores as well as the corporate offices. The store leases are for properties ranging in size from 6,750 to 19,800 square feet. The terms range from five years to twenty years. Of the leases for the Company-owned stores, three expire in Fiscal 2005, 21 expire in Fiscal 2006, 30 expire in Fiscal 2007, 59 expire in Fiscal 2008 and the balance expire in Fiscal 2009 or thereafter. Our operating leases provide for step rent provisions, renewal options from five years to ten years, capital improvement funding, obligations for reimbursement of common area maintenance and real estate taxes and other lease concessions as applicable in each lease. The minimum lease payments are recognized on a straight-line basis over the term of each individual underlying lease. Certain leases contain contingent rent based upon specified sales volume. We paid $3,000 for contingent rent during the first quarter in each of Fiscal 2005 and 2004.

      On September 16, 2004, we entered into a new corporate office lease for 106,000 square feet of office space. The initial term is for 12 years, with two five-year renewal options. The lease contains escalation clauses and obligations for reimbursement of common area maintenance and real estate taxes. The lease for our current corporate headquarters expires in December 2004, but we are currently negotiating an extension of such lease for a period of months to coincide with our transition to the new corporate headquarters. We intend to relocate to our new corporate headquarters by June 2005, and intend to vacate our current corporate headquarters thereafter.

      We are also obligated for guarantees, subleases or assigned lease obligations for 23 of the franchisees through 2011. The majority of the guarantees, subleases and assigned lease obligations were given when we sold stores in 1999 as part of its restructuring. The guarantees, subleases and assigned lease obligations continue until the leases expire. The maximum amount of the guarantees, subleases and assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. As of October 2, 2004, the maximum amount of the guarantees, subleases and assigned lease obligations was approximately $15.0 million, which is not included in the table above.

      We enter into arrangements to purchase merchandise up to eight months in advance of expected delivery. Historically, these purchase commitments did not contain any significant termination payments or other penalties if cancelled. Since we are transitioning toward selling more proprietary product, certain of these purchase commitments may obligate us to specified quantities, even if desired quantities change at a later date. As of October 2, 2004, we had approximately $17 million of propriety product for which we have made purchase arrangements.

      Logistics initiative obligations include a commitment for the purchase of selected equipment and services associated with the operation of the distribution centers.

      At October 2, 2004, we operated a fleet of thirty-nine leased motor vehicles, primarily for the district managers and regional management. The terms of these leases generally run for 36 months and expire at various times through September 2007.

      In addition to the severance obligations specified in the table above, as of October 2, 2004 and October 22, 2004, we had an aggregate contingent liability of up to $2.2 million related to potential severance payments for 14 employees pursuant to their respective employment agreements. As of October 2, 2004 and October 22, 2004, we had a standby letter of credit of $3.7 million pursuant to the Loan Agreement relating to general liability and workers compensation insurance.

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

Recent Accounting Pronouncements

      In June 2004, the Financial Accounting Standards Board (“FASB”) issued an interpretation of FASB No. 143, “Accounting for Asset Retirement Obligations” (“FASB No. 143”). This interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under FASB No. 143 and is effective no later than the end of Fiscal 2005. We have determined that this interpretation, and the adoption of FASB No. 143, will not have a material impact on our condensed consolidated results of operations, financial position or cash flows.

      In May 2004, the FASB issued FSP FAS 106-2 to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), to employers that sponsor post-retirement health care plans that provide prescription drug benefits. We continue to sponsor a post-retirement healthcare plan for one individual, and we do not provide such benefits to any other employee and have no intention to do so in the future. We have determined that FAS 106-2 will not have a material impact on our condensed consolidated results of operations, financial position or cash flows.

      In March 2004, the FASB published an Exposure Draft, “Share-Based Payment”, an amendment of FASB Statements No. 123 and No. 95. Under this FASB proposal, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. This proposed statement, if adopted, would be effective beginning in Fiscal 2005. We currently account for stock options under APB No. 25. The pro-forma impact of expensing options is disclosed in Note 3 to our condensed consolidated financial statements included herein.

Forward-Looking Statements

      This Quarterly Report on Form 10-Q (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by forward-looking terminology such as “estimate,” “project,”

“expect,” “believe,” “may,” “will,” “intend” or similar statements or variations of such terms. Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results. Those risks and uncertainties include, among other things, the effect of price and product competition in the party goods industry in general and in our specific market areas, our ability to anticipate customer demand for products and to design and develop products that will appeal to our customers, our ability to open new stores successfully and/or to identify, execute and integrate acquisitions and to realize synergies, the availability and terms of capital to fund capital improvements, acquisitions and ongoing operations, our ability to manage successfully our franchise program, our ability to improve our fundamental business processes and reduce costs throughout our organization, our ability to attract and retain qualified personnel, changes in costs of goods and services and economic conditions in general. See Part I, Item 1. “Business-Risk Factors” in our 2004 10-K for further information on such risks and uncertainties. Furthermore, additional information concerning certain risks and uncertainties that could cause our actual results to differ materially from those projected or suggested may be identified from time to time in our SEC filings and our public announcements. You are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this release, and we have no obligation or intention to update or revise such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      In the normal course of doing business, we are exposed to interest rate change and market risk. Our business is seasonal and our borrowing patterns follow such seasonality. Debt balances generally go up in the spring and down in the fall. All of our available borrowings under the Loan Agreement are at variable rates, equal to, at our option, at (i) the adjusted Eurodollar rate per annum, plus the applicable margin which is currently 1.25% or (ii) the prime rate per annum, less the applicable margin which is currently 0.25% (our effective cost of borrowing under the Loan Agreement is 4.50% at October 2, 2004) and , therefore, any sudden material increase in the Eurodollar rate or prime rate in a peak borrowing period may negatively impact our short term results. However, because we pay our outstanding debt down quickly, such an increase would not affect us unless it were very large. A hypothetical 1.0% increase or decrease in interest rates in the associated debt’s variable rate would not materially affect our results of operations or cash flows.

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

      Other than as described above, there has been no change in our internal control over financial reporting during the Fiscal quarter ended October 2, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, other than as described above, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies and procedures or in other areas that could significantly affect our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

      The information set forth in Note 7 in the Condensed Consolidated Financial Statements included herein is hereby incorporated by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      In September 2001, the Board of Directors authorized us to repurchase up to $15 million of our outstanding common stock at a price not to exceed $7.00 per share, which was amended on February 7, 2003 to a price not to exceed $10.00 per share. Stock repurchases are made at the discretion of management. There were no stock repurchases during the first quarter of Fiscal 2005. As of October 2, 2004, we had purchased 747,012 shares for an aggregate amount of $5.9 million or 39.6% of the total amount to be purchased.

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

PARTY CITY CORPORATION

By	/s/ NANCY PEDOT

Nancy Pedot
Chief Executive Officer
(principal executive officer)

By	/s/ GREGG A. MELNICK

Gregg A. Melnick
Chief Financial Officer
(principal financial officer)

Date: November 12, 2004

EXHIBIT INDEX

Exhibit
No.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on May 17, 2004 (the “S-1”).
3.2	Bylaws of the Company as amended, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on November 12, 2003 (the “November 2003 10-Q”).
4.1	Specimen stock certificate evidencing the Common Stock, incorporated by reference from the Company’s Registration Statement as amended on Form S-1 Number 333-00350 as filed with the Commission on January 18, 1996 (the “S-1”).
10.1	Form of Unit Franchise Agreement entered into by the Company and franchisees, incorporated by reference from the S-1.
10.2	Amended and Restated Investor Rights Agreement, dated as of August 18, 2003, by and among the Company and the Investors, incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the Commission on September 26, 2003 (the “September 2003 10-K”).
10.3	Description of oral consulting agreement between the Company and Ralph Dillon, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Commission on February 13, 2001.
10.4	General Release and Severance Agreement of James Shea, dated as of May 28, 2003, by and between the Company and James Shea, incorporated by reference from the September 2003 10-K.
10.5	Separation Agreement of Andrew Bailen, dated as of July 14, 2003, by and between the Company and Andrew Bailen, incorporated by reference from the September 2003 10-K.
10.6	Employment Agreement of Steven Skiba, dated as of November 29, 2002, by and between the Company and Steven Skiba, incorporated by reference from the September 2003 10-K.
10.7	Employment Agreement of Linda Siluk, dated as of November 7, 2003, by and between the Company and Linda M. Siluk, incorporated by reference from the November 2003 10-Q.
10.8	Employment Agreement of Warren Jeffrey, dated as of November 7, 2003, by and between the Company and Warren Jeffery, incorporated by reference from the November 2003 10-Q.
10.9	Employment Agreement of Richard H. Griner dated as of January 12, 2004, by and between the Company and Richard H. Griner, incorporated by reference from the February 2004 10-Q.
10.10	Employment Agreement of Gregg A. Melnick, dated as of September 7, 2004, by and between the Company and Gregg A. Melnick incorporated by reference from the Company’s Current Report on Form 8-K as filed on September 9, 2004.
10.11	Separation Agreement of Linda M. Siluk, dated as of September 30, 2004, by and between the Company and Linda M. Siluk, incorporated by reference from the Company’s Current Report on Form 8-K as filed on October 1, 2004.
*10.12	Employment Agreement of Lisa Laube, dated as of April 26, 2004, by and between the Company and Lisa Laube.
10.13	Management Stock Purchase Plan of the Company, incorporated by reference from the Registration of Form S-8 as filed with the Commission on July 23, 2001.
10.14	Employee Stock Purchase Plan of the Company, incorporated by reference from the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, included within Form 14-A as filed with the Commission on October 18, 2001.
10.15	Amended and Restated 1994 Stock Option Plan, incorporated by reference from the Registration of Form S-8 as filed with the Commission on January 9, 1997.
10.16	1999 Stock Incentive Plan (Amended and Restated as of October 17, 2003), incorporated by reference from the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders included within Form 14-A as filed with the Commission on October 20, 2003.

Exhibit
No.

10.17	Loan and Security Agreement (the “Loan Agreement”), dated January 9, 2003, by and between the Company and Wells Fargo Retail Finance, LLC (“WFRF”), as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Commission on January 10, 2003.
10.18	Stock Pledge Agreement, dated January 9, 2003, by and among the Company, Party City Michigan, Inc. (“PCMI”) and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.
10.19	Trademark Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.
10.20	Copyright Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.
10.21	Guaranty and Security Agreement, dated January 9, 2003, by and between PCMI and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.
10.22	Agreement of Lease, dated September 16, 2004, by and between Party City Corporation and North Jersey Green 501, LLC, for the Company’s new corporate headquarters, incorporated by reference from the Company’s Current Report on Form 8-K as filed on September 20, 2004.
*15.1	Awareness Letter of Deloitte & Touche LLP.
*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Party City Corporation
Rockaway, New Jersey

      We have reviewed the accompanying condensed consolidated balance sheets of Party City Corporation and subsidiary as of October 2, 2004 and September 27, 2003, and the related condensed consolidated statements of operations and cash flows for the quarter ended October 2, 2004 and September 27, 2003. These interim financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our reviews.

      We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Party City Corporation and subsidiary as of July 3, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated September 7, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 3, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

New York, New York

November 3, 2004