Form 10-Q
period 2005-01-01
PARTY CITY CORP
filed 2005-02-10
CIK 1005972

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission file number
January 1, 2005	0-27826
Party City Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3033692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

400 Commons Way Rockaway, New Jersey (Address of Principal Executive Offices)	07866 (Zip Code)
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
      As of January 27, 2005, there were 17,232,217 shares of common stock, $0.01 par value, outstanding.

		Page No.

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of January 1, 2005, July 3, 2004 and December 27, 2003	3
	Condensed Consolidated Statements of Income for the fiscal quarter and six months ended January 1, 2005 and December 27, 2003	4
	Condensed Consolidated Statements of Cash Flows for the six months ended January 1, 2005 and December 27, 2003	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits	34

Signatures		35

Exhibit Index		36
EX-10.16: FORM OF EMPLOYEE STOCK OPTION AGREEMENT
EX-10.17: FORM OF NON-EMPLOYEE DIRECTOR STOCK OPTION AGREEMENT
EX-10.18: SUMMARY OF FISCAL YEAR 2005 CORPORATE BONUS PLAN
EX-10.19: SUMMARY OF COMPENSATION PAYABLE TO NON-EMPLOYEE DIRECTORS
EX-10.21: FIRST AMENDMENT AGREEMENT OF THE LOAN AGREEMENT
EX-10.27: FIRST MODIFICATION OF AGREEMENT OF LEASE
EX-15.1: AWARENESS LETTER
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
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
      Our website — www.partycity.com — provides access, free of charge, to our Securities and Exchange Commission (the “SEC”) reports, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC, including proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports.
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

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
PARTY CITY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 1,	July 3,	December 27,
	2005	2004	2003

	(In thousands, except share information)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,182	$27,845	$20,550
Merchandise inventory	69,585	57,357	60,281
Deferred income taxes	9,601	9,298	7,428
Other current assets, net	17,089	11,371	17,835

Total current assets	145,457	105,871	106,094
Property and equipment, net	45,774	48,762	48,715
Goodwill	18,614	18,614	18,614
Other assets	4,561	4,170	5,201

Total assets	$214,406	$177,417	$178,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,257	$38,364	$34,458
Accrued expenses and other current liabilities	36,291	32,689	36,062

Total current liabilities	95,548	71,053	70,520
Long-term liabilities:
Deferred rent and other long-term liabilities	9,477	9,526	9,905
Commitments and contingencies (see Notes 7 and 9)
Stockholders’ equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 17,938,479 shares issued and 17,191,467 shares outstanding at January 1, 2005; 17,835,778 shares issued and 17,088,766 shares outstanding at July 3, 2004; and 17,721,850 shares issued and 16,974,838 shares outstanding at December 27, 2003	179	178	177
Additional paid-in capital	47,606	46,683	44,611
Retained earnings	67,536	55,917	59,351
Treasury stock, at cost (747,012 shares)	(5,940)	(5,940)	(5,940)

Total stockholders’ equity	109,381	96,838	98,199

Total liabilities and stockholders’ equity	$214,406	$177,417	$178,624

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Quarter Ended		Six Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

	(In thousands, except per share amounts)
	(Unaudited)
Revenues:
Net sales	$166,779	$175,304	$265,381	$277,924
Royalty fees	7,511	7,216	11,338	11,123
Franchise fees	—	40	120	488

Total revenues	174,290	182,560	276,839	289,535
Expenses:
Cost of goods sold and occupancy costs	100,884	104,705	172,741	179,033
Company-owned store operating and selling expense	36,277	36,290	60,536	62,169
Franchise expense	1,772	1,562	3,620	3,221
General and administrative expense	10,661	7,498	20,383	15,657

Total expenses	149,594	150,055	257,280	260,080

Operating income	24,696	32,505	19,559	29,455
Interest income	(164)	(26)	(219)	(30)
Interest expense	139	138	251	342

Interest (income) expense, net	(25)	112	32	312

Income before income taxes	24,721	32,393	19,527	29,143
Provision for income taxes	10,011	13,103	7,908	11,803

Net income	$14,710	$19,290	$11,619	$17,340

Basic earnings per share	$0.86	$1.14	$0.68	$1.03

Weighted average shares outstanding — basic	17,151	16,867	17,128	16,856

Diluted earnings per share	$0.74	$0.98	$0.59	$0.88

Weighted average shares outstanding — diluted	19,845	19,624	19,813	19,620

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	January 1,	December 27,
	2005	2003

	(In thousands)
	(Unaudited)
Cash flow from operating activities:
Net income	$11,619	$17,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,888	7,692
Amortization of financing costs	80	80
Deferred rent	(412)	(240)
Deferred taxes	(866)	—
Stock-based compensation	11	148
Provision for doubtful accounts	(49)	(140)
Other	(95)	10
Tax-effect on non-qualified stock options	62	—
Changes in assets and liabilities:
Merchandise inventory	(12,228)	5,627
Accounts payable	20,893	(3,551)
Accrued expenses and other current liabilities	3,940	11,065
Other long-term liabilities	58	(119)
Other current assets and other assets	(5,842)	(3,188)

Net cash provided by operating activities	26,059	34,724
Cash flow from investing activities:
Purchases of property and equipment	(5,481)	(3,529)
Proceeds from the sale of assets	250	—

Net cash used in investing activities	(5,231)	(3,529)
Cash flow from financing activities:
Proceeds from exercise of stock options	564	1,289
Repayment of Capital Lease	(55)	—
Net payments on Loan Agreement	—	(11,229)
Change in cash overdrafts	—	(4,077)

Net cash provided by (used in) financing activities	509	(14,017)

Net increase in cash and cash equivalents	21,337	17,178
Cash and cash equivalents, beginning of period	27,845	3,372

Cash and cash equivalents, end of period	$49,182	$20,550

Supplemental disclosure of cash flow information:
Income taxes paid	$1,296	$1,047
Interest paid	$172	$262
Supplemental disclosure of non-cash financing activity:
Issuance of shares under employee stock purchase plan	$236	$244
Issuance of shares under management stock purchase plan	$—	$99
Capital lease obligation used to purchase fixed assets for the logistics initiative	$566	$—
See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
      Party City Corporation (together with its wholly-owned subsidiary, the “Company”) is incorporated in the State of Delaware and operates retail party supply stores within the United States and sells franchises on an individual store and area basis throughout the United States and Puerto Rico. The condensed consolidated unaudited financial statements have been prepared in accordance with the rules and regulations established by the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated unaudited financial statements fairly present, in all material respects, the financial position of the Company as of January 1, 2005 and December 27, 2003 and the results of operations for the quarters and six months ended January 1, 2005 and December 27, 2003 and cash flows for the six months ended January 1, 2005 and December 27, 2003. All significant intercompany accounts and transactions have been eliminated. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full fiscal year.
      These condensed consolidated unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended July 3, 2004, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on September 14, 2004 (the “2004 10-K”). The July 3, 2004 condensed consolidated unaudited balance sheet amounts included herein are derived from the Company’s audited consolidated financial statements.
      The Company’s fiscal year ends the Saturday nearest to June 30. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52- or 53-week period, as applicable, ending the Saturday nearest to June 30. Fiscal 2005 is a 52-week period ending July 2, 2005, while Fiscal 2004 is a 53-week period that ended July 3, 2004. However, the financial results for the fiscal quarter ended and six months ended January 1, 2005 and December 27, 2003 are each based on a 13-week period and 26-week period, respectively.
      Certain reclassifications have been made to the condensed consolidated unaudited financial statements in prior periods to conform to the current period presentation.

2.	Accounting Policies
      The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2004 10-K.
      During the first quarter of Fiscal 2005, the Company launched its logistics initiative, which includes modifying its business operations to vertically integrate certain logistics and distribution activities, and therefore adopted a new specific accounting policy for the treatment of the costs associated with the modified distribution network. The Company has outsourced the operations of its modified distribution network to a third party. Distribution costs include the third party fees and expenses of operating the distribution centers and the freight expense related to transporting merchandise to the stores. These distribution costs are initially capitalized into merchandise inventory and expensed when the merchandise is sold in the stores.

3.	Stock-Based Compensation
      The Company periodically grants stock options to employees. In December 2004, the Financial Accounting Standards Board (the “FASB”) published Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), an amendment of FASB Statements No. 123 and No. 95. Under SFAS No. 123R, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. SFAS No. 123R is effective beginning the first quarter of Fiscal 2006. The Company is continuing to evaluate the full impact of SFAS No. 123R for its adoption in the first quarter of fiscal 2006. We currently account for stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pursuant to APB No. 25, the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. If the options are granted to employees below fair market value, compensation expense is recognized.
      The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123” (“SFAS No. 148”). If compensation cost for the Company’s stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 148, the Company’s net income would have been:

	Fiscal Quarter Ended		Six Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

	(In thousands, except per share amounts)
Net income as reported	$14,710	$19,290	$11,619	$17,340
Add: Stock-based employee compensation expense determined under APB 25, net of tax	3	14	11	36
Deduct: Total stock-based employee compensation expense determined under fair value based method of SFAS No. 148, net of tax(1)	(665)	(521)	(1,053)	(662)

Pro-forma net income	$14,048	$18,783	$10,577	$16,714

Basic and diluted earnings per share:
Basic earnings per share as reported	$0.86	$1.14	$0.68	$1.03
Basic earnings per share pro forma	$0.82	$1.11	$0.62	$0.99
Diluted earnings per share as reported	$0.74	$0.98	$0.59	$0.88
Diluted earnings per share pro forma	$0.71	$0.96	$0.53	$0.85

(1)	In accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for grants in the respective periods:

	Fiscal Quarter and
	Six Months Ended

	January 1,	December 27,
	2005	2003

Expected volatility	55%	55%
Expected lives	4.0 years	4.0 years
Risk-free interest rate	3.3%	2.5%
Expected dividend yield	0.0%	0.0%
      The weighted average fair value of options granted during the second quarter of Fiscal 2005 and 2004 were $5.71 and $6.48, respectively.
      The weighted average fair value of options granted during the first six months of Fiscal 2005 and 2004 were $5.65 and $5.61, respectively.

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Earnings Per Share
      The following table sets forth the computations of basic and diluted earnings per share:

	Fiscal Quarter Ended		Six Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

	(In thousands, except per share amounts)
Net income	$14,710	$19,290	$11,619	$17,340
Earnings per share — basic	$0.86	$1.14	$0.68	$1.03
Earnings per share — diluted	$0.74	$0.98	$0.59	$0.88
Weighted average common shares outstanding	17,151	16,867	17,128	16,856
Dilutive effect of stock options(a)	380	439	375	464
Dilutive effect of warrants	2,301	2,301	2,297	2,278
Dilutive effect of restricted stock units	13	17	13	22

Weighted average common and potentially dilutive common shares outstanding	19,845	19,624	19,813	19,620

(a)	Options to purchase 915,629 and 1,004,973 common shares with exercise prices ranging from $13.55 to $30.88 per share were outstanding for the fiscal quarter and six months ended January 1, 2005, and options to purchase 577,908 and 703,391 common shares with exercise prices ranging from $13.80 to $30.88 per share were outstanding for the fiscal quarter and six months ended December 27, 2003, each of which were not included in the computation of diluted earnings per share for the fiscal quarter and six months ended January 1, 2005 and December 27, 2003, respectively, because to do so would have been anti-dilutive.

5.	Financing Agreement
      In January 2003, the Company entered into a $65 million revolving credit facility (the “Loan Agreement”) with Wells Fargo Retail Finance, LLC, as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent. Under the terms of the Loan Agreement, the Company may borrow amounts based on a percentage of its eligible inventory and credit card receivables, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. The Company has the option, based on its liquidity needs, to borrow at (i) the adjusted Eurodollar rate per annum plus the applicable margin, which is currently at 1.25% (which in the aggregate under the Loan Agreement was 3.65% for a 1 month term at January 1, 2005), or (ii) the prime rate per annum less the applicable margin, which is currently 0.25% (which in the aggregate under the Loan Agreement was 5.0% at January 1, 2005). The Loan Agreement matures on April 30, 2006 and is secured by a lien on substantially all of the Company’s assets. Pursuant to the terms of the Loan Agreement, the Company had a standby letter of credit of $3.7 million outstanding at January 1, 2005. At January 1, 2005 and January 27, 2005, the Company had no borrowings outstanding under the Loan Agreement. Based on a percentage of current eligible inventory and credit card receivables, the Company had $23.3 million and $24.9 million available to be borrowed under the Loan Agreement at January 1, 2005 and January 27, 2005, respectively.

6.	Stockholders’ Equity

Shares Outstanding
      The Company’s authorized capital stock consists solely of shares of its common stock, $0.01 par value per share. The authorized common stock was increased from 25,000,000 shares to 40,000,000 shares at the annual shareholders’ meeting on November 12, 2003. At January 1, 2005 and December 27, 2003, there were

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17,938,479 shares and 17,721,850 shares, respectively, of the Company’s common stock issued. At January 1, 2005 and December 27, 2003, there were 747,012 shares of the Company’s common stock held as treasury stock. At January 1, 2005 and December 27, 2003, there were 17,191,467 shares and 16,974,838 shares, respectively, of the Company’s common stock outstanding.

Stock Repurchase
      In September 2001, the Board of Directors authorized the Company to repurchase up to $15 million of its outstanding common stock at a price not to exceed $7.00 per share, which was amended on February 7, 2003 to a price not to exceed $10.00 per share. Stock repurchases are made at the discretion of management. There were no stock repurchases during Fiscal 2004 or during the first six months of Fiscal 2005. As of January 1, 2005, the Company had purchased 747,012 shares for an aggregate amount of $5.9 million or 39.6% of the total amount to be purchased.

Warrants
      There were no warrant exercises in Fiscal 2004 or during the first six months of Fiscal 2005. As of January 1, 2005, the Company had 2,496,000 warrants outstanding with an exercise price of $1.07 per share.

Stock Options
      On October 19, 1999, the Company’s Board of Directors adopted the Company’s 1999 Stock Incentive Plan (“1999 Plan”). This adoption was approved by the Company’s stockholders on November 15, 1999. A total of 500,000 shares of the Company’s common stock were reserved for issuance under the 1999 Plan.
      On October 5, 2000, the Board approved an amendment and restatement of the 1999 Plan, increasing the number of shares of common stock reserved for issuance thereunder from 500,000 to 2,000,000. This adoption was approved by the Company’s stockholders on November 15, 2000. On October 17, 2003, the Board approved an amendment and restatement of the 1999 Plan, increasing the number of shares of common stock reserved for issuance under the Plan from 2,000,000 to 7,500,000, and increasing the limit on the number of shares of the Company’s common stock which may be subject to options or stock appreciation rights granted to a single participant in any given year from 400,000 to 750,000. This adoption was approved by the shareholders on November 12, 2003. A total of 7,500,000 are currently reserved for issuance under the 1999 Plan.
      The purpose of the 1999 Plan is to promote the long-term financial success of the Company by enhancing the ability of the Company to attract, retain and reward individuals who can and do contribute to such success and to further align the interest of the Company’s key personnel with its stockholders. Key employees, directors and consultants of the Company are eligible to receive options under the 1999 Plan.
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

Management Stock Purchase Plan
      In June 2001, the Company established a Management Stock Purchase Plan (“MSPP”). The MSPP provides certain management employees of the Company the opportunity to defer a portion of their incentive compensation to acquire and maintain ownership of the Company’s common stock, with the intent to strengthen their commitment to the welfare of the Company and to promote an identity of interest among Company stockholders and these employees. The amount deferred by the individual is held in restricted stock units. The restricted stock units are converted into the Company’s common stock on a one-to-one basis upon vesting. These restricted stock units are purchased at a discount of 20% or 25%, depending on the amount of the individual deferral, from the average price of Company’s common stock on the determination date. Such discounts vest at the end of three years or seven years, selected by the participant, after the determination date. To date, all participants have selected three-year vesting periods for all deferrals. The amortization of the discount is charged to compensation expense over the deferral period. The compensation expense attributable to the MSPP for the second quarter of Fiscal 2005 and Fiscal 2004 was approximately $3,000 and $1,000, respectively, and during the six months of Fiscal 2005 and Fiscal 2004 was approximately $6,000 and $16,000, respectively. Based on management participation in the MSPP from June 2002 until the end of the second quarter of Fiscal 2005, the Company was obligated to issue 13,567 shares of common stock, which represents $151,000 of deferred compensation as of the end of the second quarter of Fiscal 2005, upon vesting and conversion. Based on management participation in the MSPP from June 2001 until the end of the second quarter of Fiscal 2004, the Company was obligated to issue 16,012 shares of common stock, which represents $134,000 of deferred compensation as of the end of the second quarter of Fiscal 2004, upon vesting and conversion.

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
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments. This standard requires segmentation based on the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods. The Company’s segments are designed to allocate resources internally and provide a framework to determine management responsibility. Additionally, the Company’s financial reporting systems present various data by segment for management to run the business, including internal profit and loss statements prepared on a basis consistent with accounting principles generally accepted in the United States of America.
      The following table contains key financial information of the Company’s business segments (in thousands):

	Fiscal Quarter Ended		Six Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

Retail:
Net sales	$166,779	$175,304	$265,381	$277,924
Cost of goods sold and occupancy costs	100,884	104,705	172,741	179,033

Gross profit	65,895	70,599	92,640	98,891
Store operating and selling expense	36,277	36,290	60,536	62,169

Company-owned store profit contribution	29,618	34,309	32,104	36,722
General and administrative expense	10,661	7,498	20,383	15,657

Retail profit contribution	$18,957	$26,811	$11,721	$21,065

Identifiable assets	$210,631	$175,545	$210,631	$175,545
Depreciation and amortization	$4,556	$3,890	$8,888	$7,692
Capital expenditures	$3,229	$2,081	$5,481	$3,529
Franchise:
Royalty fees	$7,511	$7,216	$11,338	$11,123
Franchise fees	—	40	120	488

Total franchise revenue	7,511	7,256	11,458	11,611
Total franchise expense	1,772	1,562	3,620	3,221

Franchise profit contribution	5,739	5,694	7,838	8,390

Identifiable assets	$3,775	$3,079	$3,775	$3,079
Depreciation and amortization	—	—	—	—
Capital expenditures	—	—	—	—

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Quarter Ended		Six Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

Total Company:
Operating income	$24,696	$32,505	$19,559	$29,455
Interest (income) expense, net	(25)	112	32	312

Income before income taxes	24,721	32,393	19,527	29,143
Provision for income taxes	10,011	13,103	7,908	11,803

Net income	$14,710	$19,290	$11,619	$17,340

Identifiable assets	$214,406	$178,624	$214,406	$178,624
Depreciation and amortization	$4,556	$3,890	$8,888	$7,692
Capital expenditures	$3,229	$2,081	$5,481	$3,529
      The Company’s accounting policies are described in Note 2 of the Company’s condensed consolidated financial statements included herein. The Company has no inter-segment sales. No single customer accounts for 10% or more of total revenues. All assets of the Company are located in the United States and Puerto Rico.

9.	Contractual Obligations and Commercial Commitments
      As of January 1, 2005, the Company’s contractual obligations and commercial commitments are as follows (in thousands):

		Operating	Merchandise	Logistics Initiative
	Total	Leases(1)	Orders	Obligations	Auto Leases	Capital Lease

Fiscal year ending:
2005	$49,890	$23,161	$25,270	$1,250	$146	$63
2006	48,525	45,719	—	2,500	181	125
2007	45,279	42,295	—	2,500	129	355
2008	33,831	33,824	—	—	7	—
2009	21,250	21,250	—	—	—	—
Thereafter	48,403	48,403	—	—	—	—

Total minimum payments	$247,178	$214,652	$25,270	$6,250	$463	$543

(1)	The Company is also obligated for guarantees, subleases or assigned lease obligations for 23 of the franchise stores through 2011. The majority of the guarantees, subleases and assigned lease obligations were given when the Company sold stores in 1999 as part of its restructuring. The guarantees, subleases and assigned lease obligations continue until the applicable leases expire. The maximum amount of the guarantees, subleases and assigned lease obligations may vary, but is limited to the sum of the total amount due under the leases. As of January 1, 2005, the maximum amount of the guarantees, subleases and assigned lease obligations was approximately $13.9 million, which is not included in this table.
      The Company leases real estate in connection with the operation of Company-owned retail stores as well as the corporate offices. The store leases are for properties ranging in size from 6,750 to 19,800 square feet. The terms range from five years to twenty years. Of the leases for the Company-owned stores, two expire in Fiscal 2005, 16 expire in Fiscal 2006, 34 expire in Fiscal 2007, 59 expire in Fiscal 2008 and the balance expire in Fiscal 2009 or thereafter. The Company’s operating leases generally provide for step rent provisions, renewal options from five years to ten years, capital improvement funding, obligations for reimbursement of common area maintenance and real estate taxes and other lease concessions. The minimum lease payments are

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized on a straight-line basis over the term of each individual underlying lease. Certain leases contain contingent rent based upon specified sales volume. The Company incurred approximately $8,000 of contingent rent during the first six months of Fiscal 2005 and 2004.
      On September 16, 2004, the Company entered into a new corporate office lease for 106,000 square feet of office space. The initial term is for 12 years, with two five-year renewal options. The lease contains escalation clauses and obligations for reimbursement of common area maintenance and real estate taxes. The lease for the Company’s current corporate headquarters expired in December 2004, but the Company negotiated an extension of such lease to expire in August 2005, which coincides with its transition to the new corporate headquarters. The Company intends to relocate to the new corporate headquarters by August 2005, and intends to vacate its current corporate headquarters thereafter.
      The Company enters into arrangements to purchase merchandise up to eight months in advance of expected delivery. Historically, these purchase commitments did not contain any significant termination payments or other penalties if cancelled. Since the Company is transitioning toward selling more proprietary product, certain of these purchase commitments may obligate the Company to specified quantities, even if desired quantities change at a later date. As of January 1, 2005, the Company had approximately $25.3 million of proprietary product for which the Company has made purchase arrangements.
      Logistics initiative obligations include a commitment for the purchase of selected equipment and services associated with the operation of the distribution centers.
      At January 1, 2005, the Company operated a fleet of thirty-nine leased motor vehicles, primarily for the district managers and regional management. The terms of these leases generally run for 36 months and expire at various times through December 2007.
      As of January 1, 2005 and January 27, 2005, the Company had an aggregate contingent liability of up to $2.4 million related to potential severance payments for 17 employees pursuant to their respective employment agreements.
      As of January 1, 2005 and January 27, 2005, the Company had a standby letter of credit of $3.7 million pursuant to the Loan Agreement relating to general liability and workers compensation insurance.
      The Company has entered into a capital lease arrangement with a third party provider that involves dedicated assets needed for the Company’s logistics initiative. As of January 1, 2005, the contractual obligation of this capital lease is equal to $543,000, which includes $32,000 of imputed interest. The remaining current and long-term portion of this capital lease liability, excluding imputed interest, is $124,000 and $387,000, respectively.

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Non-Compete Agreement
      The Company has two non-compete agreements, one with a franchise owner and the other with Paper Warehouse, Inc. The Company also has trademark license agreements. All of these agreements are included in other assets and are being amortized using the straight-line method over the life of the agreement. Amortization expense for these non-compete agreements was approximately $39,000 and $70,000 for the six months ended January 1, 2005 and December 27, 2003, respectively. The following chart shows the amortization expense of these intangibles by year until they are fully amortized (in thousands):

Fiscal Year Ending:	Amortization Expense

2005	$41
2006	82
2007	82
2008	82
2009	20
Thereafter	14

Total amortization expense	$321

11.	Recent Accounting Pronouncements
      In December 2004, the FASB published SFAS No. 123R, pursuant to which all forms of share-based payments to employees, including employee stock options, would be treated as compensation and recognized in the income statement. SFAS No. 123R is effective beginning the first quarter of Fiscal 2006. The Company currently accounts for stock options under APB No. 25. The Company is continuing to evaluate the full impact of SFAS No. 123R for its adoptions in the first quarter of Fiscal 2006.
      In December 2004, the FASB published Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS No. 151”), an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4, which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has determined that SFAS No. 151 will not have a material impact on its condensed consolidated results of operations, financial position or cash flows.
      In June 2004, the FASB issued an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143 and is effective no later than the end of Fiscal 2005. The Company has determined that this interpretation, and the adoption of SFAS No. 143, will not have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.
      In May 2004, the FASB issued FSP FAS 106-2 to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 to employers that sponsor post-retirement health care plans that provide prescription drug benefits. The Company continues to sponsor a post-retirement healthcare plan for one individual, and the Company does not provide such benefits to any other employee and has no intention to do so in the future. The Company has determined that FAS 106-2 will not have a material impact on its consolidated results of operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We operate retail party supply stores within the continental United States and we sell franchises on an individual store and area franchise basis throughout the United States and Puerto Rico. As of January 1, 2005, our network consisted of 507 stores, with 248 Company-owned stores and 259 stores owned by franchisees. We report two segments — retail and franchising. The retail segment generates revenue primarily through the sale of third-party branded party goods through Company-owned stores. The franchising segment generates revenue through the imposition of an initial one-time franchise fee and ongoing royalty payments based on retail sales.
      We continually strive to improve customer satisfaction and strengthen our financial condition. During the third quarter of 2004, we began to undertake a series of related initiatives to make fundamental improvements in our business, profitability and cash flow. These initiatives have primarily focused on our breadth and quality of products and product pricing; logistics, including financial, distribution and inventory systems; and building our talent base. While this effort has been absolutely essential to support our future product initiatives, our work is generally not yet adequately visible to the customer and has not yet positively impacted our net sales and net income. We believe that our efforts will be more evident to the customer as we transition our merchandise presentation and introduce significant amounts of new non-seasonal product in the latter part of this fiscal year. Non-seasonal merchandise currently represents approximately two-thirds of a typical store’s selling space and annual net sales volume.
      With respect to our products, we are developing processes to evaluate and select our product assortment more efficiently and effectively. We have also begun to reconfigure our in-store product layout to better align product categories and facilitate an easier shopping experience for our customers.
      As discussed more fully in Part I, Item 1. “Business” in our Annual Report on Form 10-K for Fiscal 2004 (the “2004 10K”), we are in the process of transitioning our product base through the development of new, coordinated assortments within selected product categories. We initially focused on enhancing our seasonal merchandise and more recently, to a lesser extent, on enhancing our non-seasonal merchandise. While the improved merchandise categories do not yet represent a significant portion of our total product offerings, the increased net sales trends in these categories indicate that the customer is responding positively to most. Primarily as a result of the ongoing transition process in non-seasonal merchandise, coupled with softness in some Halloween and Christmas categories, we experienced a decline in same store net sales for the first half of Fiscal 2005. Our net sales performance during the Halloween season was affected by two separate factors: (i) a shift in advertising and promotional activity, which adversely impacted net sales primarily in the first few weeks of September and (ii) out of stock positions in portions of our costume assortment during the final selling days of the Halloween season. We did see improvement in merchandise margins in certain seasonal departments during the second quarter of Fiscal 2005.
      In the third quarter of Fiscal 2005, we will begin to re-merchandise our stores by enhancing our product presentation and introducing significant amounts of new product and coordinated assortments, which we anticipate to be completed early in the fourth quarter of Fiscal 2005. We anticipate this re-merchandising will result in an increase in store labor of $1.7 million (mostly in the third quarter of Fiscal 2005) which will not recur once this re-merchandising initiative is complete, an increase in inventory levels (discussed in further detail below) and additional markdowns mostly in the third quarter of Fiscal 2005 to clear out older merchandise in order to make room for our new products.
      Our initial phase of our logistics initiative was completed in July 2004. Since that time, we have been receiving and distributing certain of our products for our Company-owned stores from two distribution centers — one in California and one in Pennsylvania. This program supports weekly scheduling of store deliveries, further reducing store labor requirements and improving inventory accuracy. We have outsourced the operations of our modified distribution network to a third party. Additionally, a Preferred Carrier Program that was implemented in Fiscal 2004 has lower negotiated transportation rates, better visibility on deliveries to stores and improved service levels. Currently, our capabilities include handling single cartons of individual items from multiple vendors, as well as “cross-dock” merchandise from other vendors (i.e. flow product through the distribution centers to optimize outbound transportation costs to stores), as well as transporting such goods to the stores. Product volumes processed by the distribution centers continue to increase. To date, however, product volume throughput has not reached critical mass for our initial phase. We anticipate continued throughput increases, thereby generating savings to more than offset operating costs of the distribution centers towards the end of Fiscal 2005.
      Earlier in Fiscal 2005, nearly all of our franchisees agreed to participate in our logistics program. As of January 2005, these franchisees have been added to our logistics program. This provides a low-cost distribution alternative for all stores and ensures consistency of merchandise between franchise and corporate locations. The program is not considered a profit center, but rather a business necessity to maintain brand consistency nationwide. We anticipate making certain system and inventory investments during the remainder of Fiscal 2005 relating to the transitioning of our franchisees into our logistics program. Through the end of the second quarter, the Company procured approximately $2.5 million of additional inventory in anticipation of servicing the franchisees. We continue to plan for the second phase of our logistics initiative, which will allow for a more sophisticated distribution network (including the ability to break pack many items), which is not expected to be implemented until the 2006 calendar year.
      As a result of the aforementioned re-merchandising effort and franchise logistics program, coupled with efforts to improve in-stock levels, Company inventory levels increased 15.4% in the second quarter of Fiscal 2005, primarily in our distribution centers, compared to the same quarter in Fiscal 2004. We believe we will need to maintain higher average inventories per store over the balance of the year as we complete the product transitions, and seek to minimize out of stock positions.
      We have also focused on enhancing our information systems, completing significant store and corporate system installations. The investment in our store and corporate information systems has improved certain store processes, such as customer check-out, product replenishment, and inventory management, and was a key contributor to the decline in store labor costs during the first six months of Fiscal 2005. In addition, these investments have provided, and will continue to provide, the systemic foundation for our logistics initiative. We have begun evaluating merchandising system vendors that can provide additional software to enhance our merchandise replenishment, planning and allocation initiatives.
      Another important initiative is the continuation of key investments in our employee base. During the second quarter Fiscal 2005, we hired a new Vice President of Product Development, and added employees in key departments to support our initiatives in merchandising, planning and allocation and logistics.
      In connection with the implementation of these initiatives, we have incurred significant initial expenses that are disproportionate to our sales performance. However, we anticipate these initial expenses, relative to net sales, will diminish over time. Most importantly, these investment initiatives are anticipated to improve our infrastructure and customer shopping experience, solidify brand recognition and maintain our leading position in the party supplies business. We ultimately believe this will result in increased sales, reduced expenses and, accordingly, greater net income.

Key Performance Indicators and Statistics
      We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following:

	Fiscal Quarter Ended		Six Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

Net sales (in thousands)	$166,779	$175,304	$265,381	$277,924
Total Company-owned store count	248	247	248	247
Average same store net sales for Company owned stores (in thousands)	$673	$713	$1,073	$1,135
Same store average net sale per retail transaction(a)	$20.32	$20.24	$19.85	$19.65
(Decrease) increase in same store net sales	(5.6)%	3.7%	(5.4)%	3.8%
Gross profit as a percent of net sales	39.5%	40.3%	34.9%	35.6%
Store profit contribution as a percent of net sales	17.8%	19.6%	12.1%	13.2%
Diluted earnings per share	$0.74	$0.98	$0.59	$0.88
EBITDA(b) (in thousands)	$29,252	$36,395	$28,447	$37,147
(Decrease) increase in franchise same store sales	(2.8)%	7.0%	(2.8)%	5.7%

(a)	Same store net sales divided by same store retail transactions. Retail transactions represent each time a customer makes a purchase or return at the register.

(b)	See EBITDA discussion on page 23.
      The following table shows the growth in our network of Company-owned and franchise stores for the quarter and six months ended January 1, 2005 and December 27, 2003.

	Fiscal Quarter Ended		Six Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

Store Data:
Company-owned:
Stores open at beginning of period	249	247	249	242
Stores opened	—	—	1	6
Stores closed	(1)	—	(2)	(1)

Stores open at end of period	248	247	248	247

Average Company-owned stores open in period	249	247	249	245

Franchise:
Stores open at beginning of period	259	253	257	241
Stores opened	—	1	3	13
Stores closed	—	—	(1)	—

Stores open at end of period	259	254	259	254

Average franchise stores open in period	259	253	258	251

Total stores chain wide	507	501	507	501

Critical Accounting Policies and Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the condensed consolidated financial statements included herein.
      We believe our application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly reevaluated and adjustments are made when facts and circumstances dictate a change. Historically, we have found the application of accounting policies to be reasonable, and actual results generally do not differ materially from those determined using necessary estimates.
      Our accounting policies are more fully described in Note 1 of our 2004 10-K.
      Cash and cash equivalents. We consider our highly liquid investments purchased (an investment held for less than three months) as part of daily cash management activities to be cash equivalents.
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
      During the first quarter of Fiscal 2005, we launched our logistics initiative, which includes modifying our business operations to vertically integrate certain logistics and distribution activities, and we therefore adopted new specific accounting policies for the treatment of the costs associated with our modified distribution network. We have outsourced the operations of our modified distribution network to a third party. Distribution costs include the third-party fees and expenses of operating the distribution centers and the freight expense related to transporting merchandise to our stores. These distribution costs are initially capitalized into merchandise inventory and expensed when the merchandise is sold in our stores.
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
      Insurance accruals. Our condensed consolidated balance sheets include significant liabilities with respect to self-insured workers’ compensation and general liability claims. We estimated the required liability of such claims as of January 1, 2005, utilizing an actuarial method based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).
      Goodwill. All of our goodwill is associated with our retail segment. We evaluate goodwill annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. In making this evaluation, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. A change in these underlying assumptions may cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying value. In such event, we would then be required to record a charge, which would impact net income.
      Sales Returns. We estimate future sales returns and, when material, record a provision in the period that the related sales are recorded based on historical information. Should actual returns differ from our estimates, we would be required to revise estimated sales returns.

      Store Closure Costs. We record estimated store closure costs, estimated lease commitment costs net of estimated sublease income and other miscellaneous store closing costs when the liability is incurred. Such estimates, including sublease income, may be subject to change.
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
General Definitions for Operating Results
      Net Sales include Company-owned same store net sales and Company-owned new store net sales. Stores are included in the same store net sales calculation when in operation for a full month in a current fiscal period and the corresponding full month in the prior fiscal year. All other stores are included in new store net sales.
      Cost of goods sold and occupancy costs include merchandise, distribution and store occupancy costs. Distribution costs include the costs of operating the out-sourced distribution centers and freight expense related to transporting merchandise to our stores. These distribution costs are initially capitalized into merchandise inventory and expensed when the merchandise is sold in our stores. Store occupancy costs include rent, common area maintenance, real estate taxes, repairs and maintenance, depreciation, insurance and utilities.
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
      General and administrative expense includes payroll and employee benefits, employment taxes, management information systems, marketing, insurance, legal and other corporate level expenses, less the allocation of corporate expenses to the franchising segment discussed below. Corporate level expenses are primarily attributable to our corporate office in Rockaway, New Jersey, and district and regional offices throughout the country.
      Franchising. Franchising revenue is composed of the initial franchise fees, which are recorded as revenue when a franchise store opens, and ongoing royalty fees, generally 4.0% of the store’s net sales. Franchise expenses include direct and indirect expenses. The direct expenses include salaries, travel and other direct expenses of the franchise operations department in addition to legal fees, bad debt expense, insurance expense and other miscellaneous charges. The indirect expenses include allocations of corporate general and administrative expenses for salaries, including bonuses, occupancy and depreciation, based on time spent on franchise support.
      Franchise profit contribution is franchise revenue minus franchise expenses.
      Interest (income) expense, net includes interest relating to our credit facility, amortization of financing costs and bank service charges. Interest expense, net also includes interest income from other highly liquid investments purchased, with an original maturity of three months or less, as part of our daily cash management activities.

Results of Operations
      The following table sets forth the results of operations for the periods indicated:

	Fiscal Quarter Ended		Six Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

	(In thousands, except share and per share amounts)
Statement of Operations Data:
Company-owned stores:
Net sales	$166,779	$175,304	$265,381	$277,924
Cost of goods sold and occupancy costs	100,884	104,705	172,741	179,033

Gross profit	65,895	70,599	92,640	98,891
Store operating and selling expense	36,277	36,290	60,536	62,169

Company-owned store profit contribution	29,618	34,309	32,104	36,722
General and administrative expense	10,661	7,498	20,383	15,657

Retail profit contribution	18,957	26,811	11,721	21,065
Franchise stores:
Royalty fees	7,511	7,216	11,338	11,123
Franchise fees	—	40	120	488

Total franchise revenue	7,511	7,256	11,458	11,611
Total franchise expense	1,772	1,562	3,620	3,221

Franchise profit contribution	5,739	5,694	7,838	8,390

Total Company:
Operating income	24,696	32,505	19,559	29,455
Interest (income) expense, net	(25)	112	32	312

Income before income taxes	24,721	32,393	19,527	29,143
Provision for income taxes	10,011	13,103	7,908	11,803

Net income	$14,710	$19,290	$11,619	$17,340

Basic earnings per share	$0.86	$1.14	$0.68	$1.03

Weighted average shares outstanding — basic	17,151	16,867	17,128	16,856
Diluted earnings per share	$0.74	$0.98	$0.59	$0.88

Weighted average shares outstanding — diluted	19,845	19,624	19,813	19,620

Fiscal Quarter Ended January 1, 2005 Compared To Fiscal Quarter Ended December 27, 2003
      Retail. Net sales from Company-owned stores decreased 4.9% to $166.8 million for the second quarter of Fiscal 2005 from $175.3 million in the same period last year. The 4.9% decrease in net sales resulted from a same store net sales decrease of 5.6% which was partially offset by net sales from new stores. Same store sales for non-seasonal merchandise decreased 6.2% due to the ongoing transition of this merchandise category, and same store sales for seasonal merchandise decreased 5.2%, largely due to a decrease in Halloween sales and a softness in some Christmas categories due to a shift in promotional strategies. Our net sales performance during the Halloween season was affected by two separate factors: (i) a shift in advertising and promotional activity, which adversely impacted net sales primarily in the first few weeks of September and (ii) out of stock positions in portions of our costume assortment during the final selling days of the Halloween season. Although the customer count in Company-owned stores, on a same store basis, decreased 6.0% during the quarter ended January 1, 2005, the same store average net sale per retail transaction increased 0.4%. Two stores joined the same store sales group during the second quarter of Fiscal 2005. We did not open any new stores and closed one store during the second quarter of Fiscal 2005, and did not open any new stores or close any stores during the same period last year.
      Gross profit as a percent of net sales was 39.5% for the second quarter of Fiscal 2005 compared with 40.3% for the same period last year. Merchandise margin decreased approximately 20 basis points. The decrease includes incremental distribution costs of $0.7 million, which represents approximately 40 basis points of merchandise margin. As shown in the table below, gross profit decreased $4.7 million to $65.9 million in the second quarter of Fiscal 2005 from $70.6 million in the same period last year.

	Portion of Total Change
Component	Increase/(Decrease)	Reason for Increase/(Decrease):

	(In millions)
Net sales impact on merchandise margins	$(3.4)	Due to lower total sales: same store and new store sales.
Merchandise margins (including distribution costs)	(0.3)	Due to improved margin in certain product categories offset by increased distribution costs because product volume throughput has not reached critical mass during our initial phase.
Occupancy and other costs	(1.0)	Due to higher fixed expenses associated with new stores and higher depreciation and other occupancy costs.

Total	$(4.7)

      Store operating and selling expenses were 21.8% and 20.7% of net sales for the second quarter of Fiscal 2005 and Fiscal 2004, respectively. As shown in the table below, store operating and selling expenses were relatively flat at $36.3 million in the second quarter of Fiscal 2005, a decrease of approximately $13,000 from the same period last year. Our spending during the second fiscal quarter reflected a higher concentration of advertising activities and increased levels of store labor during certain weeks to support the Halloween and New Years selling season., which was partially offset by continued savings during non -peak holiday selling weeks.

	Portion of Total Change
Component	Increase/(Decrease)	Reason for Increase/(Decrease):

	(In millions)
Variable store operating cost	$(0.4)	Declined due to lower total sales: same and new store sales.
Payroll and fringe benefit	(0.4)	Due primarily to reduced estimates of year-end employee compensation, partially offset by higher costs of fringe benefits.
Advertising	0.6	Due primarily to increased advertising during Halloween season.
Other operating costs	0.2	Due primarily to increased charge card fees, partially offset by a reduction in other store expenses.

Total	$0.0

      Company-owned store profit contribution as a percent of net sales was 17.8% for the second quarter of Fiscal 2005 compared with 19.6% in the same period last year. Company-owned store profit contribution decreased $4.7 million during the second quarter of Fiscal 2005 at $29.6 million compared with $34.3 million during the same period last year.

      General and administrative expenses were 6.4% and 4.3% of net sales for the second quarter of Fiscal 2005 and Fiscal 2004, respectively. As shown in the table below, general and administrative expenses increased $3.2 million to $10.7 million for the second quarter of Fiscal 2005 from $7.5 million in the same period last year.

	Portion of Total Change
Component	Increase/(Decrease)	Reason for Increase/(Decrease):

	(In millions)
Payroll and fringe benefits	$1.4	Due to increased corporate staffing and related staffing costs to support our product assortment, logistics and information systems strategic initiatives, as well as increased fringe benefits partially offset by reduced estimates of year-end employee compensation.
Occupancy	1.0	Due to additional temporary corporate office space.
Professional fees	0.5	Due to increased one time expenditures related to our store re-set initiative as well as increased miscellaneous professional fees.
Other	0.3	Due to increased other corporate expenses.

Total	$3.2

      Franchising. There were no franchise fees recognized in the second quarter of Fiscal 2005, compared with $40,000 recognized on one store opening in the same period last year. Royalty fees increased 4.1% to $7.5 million in the second quarter of Fiscal 2005 from $7.2 million in the same period last year. This increase was primarily due to eight franchise store openings since the end of the same period last year and 12 franchise stores that were required to pay royalties in the second quarter of Fiscal 2005 due to the end of a five- year royalty free period for such stores (such stores were acquired from the Company in 1999 as part of its restructuring). This increase was partially offset by the same store sales decrease of 2.8% for franchise stores in the second quarter of Fiscal 2005.
      Expenses attributable to the franchise segment increased 13.5% to $1.8 million for the second quarter of Fiscal 2005 from $1.6 million for the second quarter of Fiscal 2004. As a percentage of franchise revenue, franchise expenses were 23.6% and 21.5% for the second quarter of Fiscal 2005 and Fiscal 2004, respectively. This increase is primarily due to a larger corporate expense allocation that were allocated to the franchise segment during the fiscal quarter ended January 1, 2005.
      Franchise profit contribution was relatively flat at $5.7 million in second quarter of Fiscal 2005, an increase of approximately $45,000 from the same period last year. The increase in franchise profit contribution is due to an increase in royalty fees partially offset by an increase in corporate expenses allocated to the franchise segment during the quarter.
      Interest Expense. We recorded net interest income of $25,000 for the second quarter of Fiscal 2005 as compared with net interest expense of $112,000 during the same period last year. We recorded net interest income mainly due to our higher average cash balance this quarter partially offset by higher interest expense. We had no advances under our Loan Agreement at any point during the second quarter of Fiscal 2005 and Fiscal 2004.
      Income Taxes. Income tax expense of $10.0 million, or 40.5% of pre-tax income, and $13.1 million, or 40.5% of pre-tax income, was recorded in the second quarter of Fiscal 2005 and Fiscal 2004, respectively.
      Net Income. As a result of the above factors, we recorded net income of $14.7 million, or $0.74 per diluted share, in the second quarter of Fiscal 2005, as compared with $19.3 million, or $0.98 per diluted share, in the second quarter of Fiscal 2004. Weighted average diluted shares outstanding increased to 19.8 million in the second quarter of Fiscal 2005 from 19.6 million in the same period last year. This increase is due to stock option exercises and participation in the employee and management stock purchase plans since December 27, 2003.

Fiscal Six Months Ended January 1, 2005 Compared To Fiscal Quarter Ended December 27, 2003
      Retail. Net sales from Company-owned stores decreased 4.5% to $265.4 million for the six months ended January 1, 2005 from $277.9 million in the same period last year. The 4.5% decrease in net sales resulted from a same store net sales decrease of 5.4% which was partially offset by net sales from new stores. Same store sales for non-seasonal merchandise decreased 7.3% due to the ongoing transition of this merchandise category, and a 3.3% decrease in same store sales for seasonal merchandise, largely attributed to a decrease in Halloween and Christmas sales. Although the customer count in Company-owned stores, on a same store basis, decreased 6.4% during the six months ended January 1, 2005, the same store average net sale per retail transaction increased 1.0% reflecting a lower level of discounting and promotional markdown activity compared with the same time last year. Seven stores joined the same store sales group during the six months ended January 1, 2005. We opened one new store and closed two stores during the six-month s ended January 1, 2005, and opened six new stores and closed one store during the same period last year.
      Gross profit as a percent of net sales was 34.9% for the six months ended January 1, 2005 compared with 35.6% for the same period last year. As shown in the table below, gross profit decreased $6.3 million to $92.6 million during the six months ended January 1, 2005 from $98.9 million in the same period last year.

	Portion of Total Change
Component	Increase/(Decrease)	Reason for Increase/(Decrease):

	(In millions)
Net sales impact on merchandise margins	$(4.5)	Due to lower total sales: same store and new store sales.
Merchandise margins (including distribution costs)	1.1	Due to a reduction in promotional markdown activity reflecting a shift to less promotional pricing partially offset by increased distribution costs because product volume throughput has not reached critical mass during our initial phase.
Occupancy and other costs	(2.9)	Due to higher fixed expenses associated with new stores and accelerated depreciable life of certain stores’ internal sign and graphics.

Total	$(6.3)

      Store operating and selling expenses were 22.8% and 22.4% of net sales for the six months ended January 1, 2005 and December 27, 2003, respectively. As shown in the table below, store operating and selling expenses decreased $1.6 million, or 2.6%, to $60.5 million for the six months ended January 1, 2005 from $62.2 million in the same period last year. We incurred pre-opening expenses of $28,000 during the six months ended January 1, 2005 for one new store opened during such period, while we incurred $323,000 during the same period last year for six new stores opened during such period and three stores that were opened later in Fiscal 2004. Pre-opening expenses include payroll and fringe benefits, as well as other operating costs.

	Portion of Total Change
Component	Increase/(Decrease)	Reason for Increase/(Decrease):

	(In millions)
Net sales impact on variable store operating costs	(0.6)	Due to lower total sales; and new store sales
Payroll and fringe benefit	(1.2)	Due primarily to reduced labor costs from efficiency improvements in customer checkout, product replenishment, store receiving and logistics, and inventory management, reduced estimates of year-end employee compensation, partially offset by higher costs of fringe benefits.
Other operating costs	0.2	Due primarily to increased advertising and increased charge card fees, partially offset by a gain realized on one store closing in the first quarter and a reduction in other store expenses.

Total	$(1.6)

      Company-owned store profit contribution as a percent of net sales was 12.1% for the six months ended January 1, 2005 compared with 13.2% in the same period last year. Company-owned store profit contribution decreased $4.6 million during the six months ended January 1, 2005 at $32.1 million compared with $36.7 million during the same period last year.
      General and administrative expenses were 7.7% and 5.6% of net sales during the six months ended January 1, 2005 and December 27, 2003, respectively. As shown in the table below, general and administrative expenses increased $4.7 million to $20.4 million for the six months ended January 1, 2005 from $15.7 million in the same period last year.

	Portion of Total Change
Component	Increase/(Decrease	Reason for Increase/(Decrease):

	(In millions)
Payroll and fringe benefits	$2.4	Due to increased corporate staffing, fringe benefits and related staffing costs to support our product assortment, logistics and information systems strategic initiatives, partially offset by reduced estimates of year-end incentive payouts.
Occupancy	1.5	Due to additional temporary corporate office space.
Professional fees	0.3	Due to increased one-time expenditures related to our store re-set initiative as well as increased miscellaneous professional fees.
Other	0.5	Due to increased other corporate expenses.

Total	$4.7

      Franchising. Franchise fees recognized on three store openings were $120,000 during the six months ended January 1, 2005, compared with $488,000 recognized on 13 store opening in the same period last year. Royalty fees increased 1.9% to $11.3 million for the six months ended January 1, 2005 from $11.1 million in the same period last year. This increase was primarily due to eight franchise store openings since the end of the same period last year and 12 stores that were required to pay royalties in the second quarter of Fiscal 2005 due to the end of a five year royalty free period (such stores were acquired from the Company in 1999 as part of its restructuring). This increase was partially offset by the same store sales decrease of 2.8% for the franchise stores during the six months ended January 1, 2005.
      Expenses attributable to the franchise segment increased 12.4% to $3.6 million for the six months ended January 1, 2005 from $3.2 million for the same period last year. As a percentage of franchise revenue, franchise expenses were 31.6% and 27.7% for the six months ended January 1, 2005 and December 27, 2003, respectively. This increase is primarily due to a larger corporate expense allocation.
      Franchise profit contribution decreased 6.6% to $7.8 million during the six months ended January 1, 2005 from $8.4 million in the same period last year. The decrease in franchise profit contribution is due to a decrease in franchise fees from 10 fewer store openings as well as an increase in corporate expense allocations that were allocated to the franchise segment during the six months ended January 1, 2005, partially offset by an increase in royalty fees.
      Interest Expense. Net interest expense decreased to $32,000 for the six months ended January 1, 2005 from $312,000 during the same period last year. This is mainly due to increased interest income from a higher average cash balance as well as overall lower interest expense. We had no advances under our Loan Agreement at any point during the six months ended January 1, 2005 compared with minimal average borrowings during the same period last year.
      Income Taxes. Income tax expense of $7.9 million, or 40.5% of pre-tax income, and $11.8 million, or 40.5% of pre-tax income, was recorded for the six months ended January 1, 2005 and December 27, 2003, respectively.
      Net Income. As a result of the above factors, we recorded net income of $11.6 million, or $0.59 per diluted share, for the six months ended January 1, 2005, as compared with $17.3 million, or $0.88 per diluted share, for the same period last year. Weighted average diluted shares outstanding increased to 19.8 million for the six months ended January 1, 2005 from 19.6 million in the same period last year due to the stock option exercises and participation in the employee and management stock purchase plans since December 27, 2003.
Liquidity and Capital Resources
      Our cash requirements have historically been for working capital, the opening of new stores, the improvement and expansion of existing facilities and the improvement of information systems. These cash requirements have been met through cash flow from operations and borrowings under our credit facilities. At January 1, 2005, working capital was $49.9 million compared with $35.6 million in the same period last year. Our ending cash and cash equivalents balance at January 1, 2005 was $49.2 million as compared with $20.6 million at December 27, 2003. A portion of our increased cash position resulted from a higher accounts payable balance relating to the timing of certain merchandise payments.
      Our current priorities for the use of cash are primarily for investments in value-added capital projects including, in particular, investments in technology to improve merchandising and distribution, cost reduction initiatives, improve efficiencies and assist each store to better serve its customers. Key initiatives include:

•	our logistics initiative, pursuant to which we are outsourcing our centralized warehousing and distribution facilities and implementing a new distribution network;

•	revitalizing our brand and retail environment through re-merchandising our stores;

•	transitioning to our new corporate headquarters;

•	evaluating our current and future store locations; and

•	improving customer service at the stores.
      We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under the Loan Agreement, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with systems development, the logistics initiative and store improvements. We expect to invest between $20 million and $25 million in capital projects during Fiscal 2005, in aggregate.
      We currently have no borrowings under our Loan Agreement and have minimal debt, which permits us to consider a wide variety of corporate initiatives intended to improve shareholder value, although there is no assurance that any specific initiative will be pursued or consummated.
Key Indicators of Liquidity and Capital Resources
      The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	Fiscal Quarter Ended		Six Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

Balance Sheet Data:
Cash and cash equivalents	$49,182	$20,550	$49,182	$20,550
Working capital	49,909	35,574	49,909	35,574
Total assets	214,406	178,624	214,406	178,624
Advance under Loan Agreement	—	—	—	—
Stockholders’ equity	109,381	98,199	109,381	98,199
Other Information:
Depreciation and amortization	$4,556	$3,890	$8,888	$7,692
Cash Flows (Used In) Provided By:
Operating activities	$33,464	$33,929	$26,059	$34,724
Investing activities	(3,229)	(2,081)	(5,231)	(3,529)
Financing activities	334	(15,901)	509	(14,017)

Total cash provided by	$30,569	$15,947	$21,337	$17,178

      Operating Activities. For the six months ended January 1, 2005, cash provided by operating activities was $26.1 million compared with $34.7 million for the same period last year. The decrease in cash provided by operating activities was primarily attributable to lower net income, lower provision for income taxes, and cash payments and accruals related to management compensation and other current liabilities. The investment in inventory during this period was less than the corresponding increase in accounts payables, as our merchandise mix shifted to vendors with more favorable payment terms as well as the timing of certain merchandise payments at the end of the fiscal quarter.
      Investing Activities. Cash used in investing activities for the six months ended January 1, 2005 was $5.2 million compared with $3.5 million in the same period in last year. Cash used in investing activities for the six months ended January 1, 2005 was primarily attributable to leasehold improvements and furniture and fixtures of $2.6 million for the corporate headquarters and new and existing stores, development costs for our management information systems of $1.6 million and implementation costs of our logistics and franchise order management initiatives of $1.3 million, partially offset by $250,000 of proceeds from the closure of one store. Cash used in investing activities for the six months ended December 27, 2003 was primarily attributable to leasehold improvements and furniture and fixtures of $1.0 million for the corporate headquarters and new and existing stores and development costs for our management information systems of $2.5 million.

      Financing Activities. Cash provided by financing activities was $509,000 for the six months ended January 1, 2005 compared with cash used in financing activities of $14.0 million for the same period last year. We had no advances under our Loan Agreement at the end of the second quarter of Fiscal 2005. The increase in cash provided by financing activities is primarily due to a net payment of $11.2 million under the Loan Agreement during the six months ended December 27, 2003.
      Loan Agreement. At January 1, 2005 and January 27, 2005, we had no balance outstanding under the Loan Agreement. Under the terms of the Loan Agreement, we may from time to time borrow amounts based on a percentage of our eligible inventory and credit card receivables, up to a maximum of $65 million at any time outstanding, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. We have the option, based on our liquidity needs, to borrow at (i) the adjusted Eurodollar rate per annum plus the applicable margin, which is currently at 1.25% (which in the aggregate under the Loan Agreement was 3.65% for a 1 month term at January 1, 2005), or (ii) the prime rate per annum less the applicable margin, which is currently 0.25% (which in the aggregate under the Loan Agreement was 5.0% at January 1, 2005). The Loan Agreement matures on April 30, 2006, and borrowings are secured by a lien on substantially all of our assets. Based on a percentage of current eligible inventory and credit card receivables, we had $24.9 million available to be borrowed under the Loan Agreement at January 27, 2005.
      Warrants. There were no warrants exercised in Fiscal 2004 or during the first six months of Fiscal 2005. As of January 1, 2005, we had 2,496,000 warrants outstanding at an exercise price of $1.07 per share.
EBITDA (Earnings before interest, taxes, depreciation and amortization)

	Fiscal Quarter Ended		Six Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

		(In thousands)
EBITDA(a)	$29,252	$36,395	$28,447	$37,147
Most directly comparable GAAP measures:
Net income	14,710	19,290	11,619	17,340
Cash flows provided by operating activities	33,464	33,929	26,059	34,724

(a)	Our definition of EBITDA is earnings before interest, taxes, depreciation and amortization. We use EBITDA to determine a portion of our executive compensation, as our incentive compensation payments are partially based on our EBITDA performance measured against budget, and we believe EBITDA provides additional information for determining our ability to meet future debt service requirements. EBITDA is also widely used by us and others in our industry to evaluate and price potential acquisitions. Furthermore, EBITDA is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and/or incur debt. EBITDA should not be construed as a substitute for net income or net cash provided by operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing our operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. Our computation of EBITDA may not be comparable to similar titled measures of other companies.

      Because we consider EBITDA useful as an operating measure, a reconciliation of EBITDA to net income follows for the periods indicated:

	Fiscal Quarter Ended		Six Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

	(In thousands)
EBITDA(a)	$29,252	$36,395	$28,447	$37,147
Depreciation and amortization	(4,556)	(3,890)	(8,888)	(7,692)
Interest income (expense), net	25	(112)	(32)	(312)
Provision for income taxes	(10,011)	(13,103)	(7,908)	(11,803)

Net income	$14,710	$19,290	$11,619	$17,340

      Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our net cash provided by operating activities:

	Fiscal Quarter Ended		Six Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

	(In thousands)
EBITDA(a)	$29,252	$36,395	$28,447	$37,147
Interest income (expense), net	25	(112)	(32)	(312)
Provision for income taxes	(10,011)	(13,103)	(7,908)	(11,803)
Amortization of financing costs	40	40	80	80
Deferred rent	(285)	(117)	(412)	(240)
Deferred taxes	(866)	—	(866)	—
Stock-based compensation	3	24	11	148
Provision for doubtful accounts	21	(77)	(49)	(140)
Other	30	6	(95)	10
Tax effect on non-qualified stock options	62	—	62	—
Changes in assets and liabilities:
Merchandise inventory	12,072	32,946	(12,228)	5,627
Accounts payable	(2,625)	(27,854)	20,893	(3,551)
Accrued expenses and other current liabilities	9,324	8,662	3,940	11,065
Other long-term liabilities	(1)	(12)	58	(119)
Other current assets and other assets	(3,577)	(2,869)	(5,842)	(3,188)

Net cash provided by operating activities	$33,464	$33,929	$26,059	$34,724

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
      Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. See our condensed consolidated financial statements included herein.
Contractual Obligations and Commercial Commitments
      As of January 1, 2005, our contractual obligations and commercial commitments are as follows (in thousands):

				Logistics
		Operating	Merchandise	Initiative		Capital
	Total	Leases(1)	Orders	Obligations	Auto Leases	Lease

Fiscal year ending:
2005	$49,890	$23,161	$25,270	$1,250	$146	$63
2006	48,525	45,719	—	2,500	181	125
2007	45,279	42,295	—	2,500	129	355
2008	33,831	33,824	—	—	7	—
2009	21,250	21,250	—	—	—	—
Thereafter	48,403	48,403	—	—	—	—

Total minimum lease payments	$247,178	$214,652	$25,270	$6,250	$463	$543

(1)	We are also obligated for guarantees, subleases or assigned lease obligations for 23 of the franchise stores through 2011. The majority of the guarantees, subleases and assigned lease obligations were given when we sold stores in 1999 as part of its restructuring. The guarantees, subleases and assigned lease obligations continue until the leases expire. The maximum amount of the guarantees, subleases and assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. As of January 1, 2005, the maximum amount of the guarantees, subleases and assigned lease obligations was approximately $13.9 million, which is not included in the table above.
      We lease real estate in connection with the operation of Company-owned retail stores as well as the corporate offices. The store leases are for properties ranging in size from 6,750 to 19,800 square feet. The terms range from five years to twenty years. Of the leases for the Company-owned stores, two expire in Fiscal 2005, 16 expire in Fiscal 2006, 34 expire in Fiscal 2007, 59 expire in Fiscal 2008 and the balance expire in Fiscal 2009 or thereafter. Our operating leases generally provide for step rent provisions, renewal options from five years to ten years, capital improvement funding, obligations for reimbursement of common area maintenance and real estate taxes and other lease concessions. The minimum lease payments are recognized on a straight-line basis over the term of each individual underlying lease. Certain leases contain contingent rent based upon specified sales volume. We incurred approximately $8,000 for contingent rent during the first six months in each of Fiscal 2005 and 2004.
      On September 16, 2004, we entered into a new corporate office lease for 106,000 square feet of office space. The initial term is for 12 years, with two five-year renewal options. The lease contains escalation clauses and obligations for reimbursement of common area maintenance and real estate taxes. The lease for our current corporate headquarters expired in December 2004, but we negotiated an extension of such lease to expire in August 2005, which coincides with our transition to the new corporate headquarters. We intend to relocate to our new corporate headquarters by August 2005, and intend to vacate our current corporate headquarters thereafter.
      We enter into arrangements to purchase merchandise up to eight months in advance of expected delivery. Historically, these purchase commitments did not contain any significant termination payments or other penalties if cancelled. Since we are transitioning toward selling more proprietary product, certain of these purchase commitments may obligate us to specified quantities, even if desired quantities change at a later date. As of January 1, 2005, we had approximately $25.3 million of propriety product for which we have made purchase arrangements.
      Logistics initiative obligations include a commitment for the purchase of selected equipment and services associated with the operation of the distribution centers.
      At January 1, 2005, we operated a fleet of thirty-nine leased motor vehicles, primarily for the district managers and regional management. The terms of these leases generally run for 36 months and expire at various times through December 2007.
      As of January 1, 2005 and January 27, 2005, we had an aggregate contingent liability of up to $2.4 million related to potential severance payments for 17 employees pursuant to their respective employment agreements.
      As of January 1, 2005 and January 27, 2005, we had a standby letter of credit of $3.7 million pursuant to the Loan Agreement relating to general liability and workers compensation insurance.
      We have entered into a capital lease arrangement with a third party provider that involves dedicated assets needed for our logistics initiative. As of January 1, 2005, the contractual obligation of this capital lease is equal to $543,000, which includes $32,000 of imputed interest. The remaining current and long-term portion of this capital lease liability, excluding imputed interest, is $124,000 and $387,000, respectively.
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
Seasonality
      Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of our net sales, cash flow and net income in the second quarter of each fiscal year principally due to the sales in October for the Halloween season and, to a lesser extent, due to holiday sales at the end of the calendar year. We expect that this general pattern will continue.
      Our results of operations and cash flows may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and store closings and the timing of the acquisition and disposition of stores.

Recent Accounting Pronouncements
      In December 2004, the FASB published SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), an amendment of FASB Statements No. 123 and No. 95. Under SFAS No. 123R, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. SFAS No. 123R is effective beginning in Fiscal 2006. We currently account for stock options under APB No. 25. The pro forma impact of expensing options is disclosed in Note 3 to our condensed consolidated financial statements included herein.
      In December 2004, the FASB published SFAS No. 151, “Inventory Costs” (“SFAS No. 151”), an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4, which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We have determined that SFAS No. 151 will not have a material impact on our condensed consolidated results of operations, financial position or cash flows.
      In June 2004, the FASB issued an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143 and is effective no later than the end of Fiscal 2005. We have determined that this interpretation, and the adoption of SFAS No. 143, will not have a material impact on our condensed consolidated results of operations, financial position or cash flows.
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
      In the normal course of doing business, we are exposed to interest rate change and market risk. Our business is seasonal and our borrowing patterns follow such seasonality. Debt balances generally go up in the spring and down in the fall. All of our available borrowings under the Loan Agreement are at variable rates. We have the option, based on our liquidity needs, to borrow at (i) the adjusted Eurodollar rate per annum plus the applicable margin, which is currently at 1.25% (which in the aggregate under the Loan Agreement was 3.65% for a 1 month term at January 1, 2005), or (ii) the prime rate per annum less the applicable margin, which is currently 0.25% (which in the aggregate under the Loan Agreement was 5.0% at January 1, 2005) and, therefore, any sudden material increase in the Eurodollar rate or prime rate in a peak borrowing period may negatively impact our short term results. However, because we pay our outstanding debt down quickly, such an increase would not affect us unless it was very large. A hypothetical 1.0% increase or decrease in interest rates in the associated debt’s variable rate would not materially affect our results of operations or cash flows.

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
      There has been no change in our internal control over financial reporting during the fiscal quarter ended January 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies and procedures or in other areas that could significantly affect our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings
      The information set forth in Note 7 in the condensed consolidated financial statements included herein is hereby incorporated by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      In September 2001, the Board of Directors authorized us to repurchase up to $15 million of our outstanding common stock at a price not to exceed $7.00 per share, which was amended on February 7, 2003 to a price not to exceed $10.00 per share. Stock repurchases are made at the discretion of management. There were no stock repurchases during the six months ended January 1, 2005. As of January 1, 2005, we had purchased 747,012 shares for an aggregate amount of $5.9 million or 39.6% of the total amount to be purchased.

Item 3.	Defaults Upon Senior Securities
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      The Company’s 2004 Annual Meeting of Stockholders was held on Wednesday, November 11, 2004. Of the 17,123,186 shares outstanding as of the record date, holders of 12,235,329 shares were present or represented by proxy. At the annual meeting, the stockholders voted to elect seven directors to the Board of Directors who shall serve until the 2005 Annual Meeting of Stockholders, or until their successors are elected and qualified (“Proposal 1”).
      The voting as to Proposal 1 was as follows:

Name	For	Withheld

Ralph D. Dillon	10,120,198	2,115,131
L.R. Jalenak, Jr.	10,707,308	1,528,021
Franklin R. Johnson	10,899,190	1,336,139
Howard Levkowitz	10,933,791	1,301,538
Nancy Pedot	10,122,496	2,112,833
Walter J. Salmon	10,700,424	1,534,905
Michael E. Tennenbaum	10,977,902	1,257,427

Item 5.	Other Information
      On November 17, 2004, we issued 10,000 stock options under the 1999 Stock Incentive Plan to each of our six non-employee directors (Ralph Dillon, L.R. Jalenak, Jr., Franklin R. Johnson, Howard Levkowitz, Walter Salmon and Michael Tennenbaum). The options have an exercise price of $13.62 and were vested upon issuance. The options expire ten years from the date of the grant.
      On December 14, 2004, we issued 19,800 stock options under the 1999 Stock Incentive Plan to Steven Skiba, our Chief Information Officer. The options have an exercise price of $12.89. The options vest in four equal installments on each of December 14, 2005, 2006, 2007 and 2008 provided Mr. Skiba is employed by the Company on such respective dates. The options expire ten years from the date of the grant.
      Target bonuses for each of the executive officers are set forth in their respective employment agreements, which are approved by the Compensation Committee of the Board of Directors. In connection with the FY 2005 Corporate Bonus Plan, based on Fiscal 2005 salaries, the target bonus for each of the executive officers are as follows: (1) Nancy Pedot—$360,000; (ii) Richard Griner—$186,760; (iii) Lisa Laube—$175,000 (with a guaranteed minimum bonus of $60,000); (iv) Gregg Melnick—$130,000 (with a guaranteed minimum bonus of $75,000); and (v) Steven Skiba—$93,050.

Item 6.	Exhibits
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

Gregg A. Melnick
Chief Financial Officer
(principal financial officer)
Date: February 10, 2005

EXHIBIT INDEX

Exhibit
No.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 17, 2004 (the “S-1”).

3.2	Bylaws of the Company as amended, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 12, 2003 (the “November 2003 10-Q”).

4.1	Specimen stock certificate evidencing the Common Stock, incorporated by reference from the Company’s Registration Statement as amended on Form S-1 Number 333-00350 as filed with the SEC on January 18, 1996 (the “S-1”).

10.1	Form of Unit Franchise Agreement entered into by the Company and franchisees, incorporated by reference from the S-1.

10.2	Amended and Restated Investor Rights Agreement, dated as of August 18, 2003, by and among the Company and the Investors, incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the SEC on September 26, 2003 (the “September 2003 10-K”).

10.3	Description of oral consulting agreement between the Company and Ralph Dillon, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 13, 2001.

10.4	Employment Agreement of Steven Skiba, dated as of November 29, 2002, by and between the Company and Steven Skiba, incorporated by reference from the September 2003 10-K.

10.5	Employment Agreement of Linda Siluk, dated as of November 7, 2003, by and between the Company and Linda M. Siluk, incorporated by reference from the November 2003 10-Q.

10.6	Employment Agreement of Warren Jeffrey, dated as of November 7, 2003, by and between the Company and Warren Jeffery, incorporated by reference from the November 2003 10-Q. This Employment Agreement was terminated as of January 8, 2005, as specified in the Company’s Current Report on Form 8-K as filed with the SEC on December 30, 2004.

10.7	Employment Agreement of Richard H. Griner dated as of January 12, 2004, by and between the Company and Richard H. Griner, incorporated by reference from the February 2004 10-Q.

10.8	Employment Agreement of Gregg A. Melnick, dated as of September 7, 2004, by and between the Company and Gregg A. Melnick incorporated by reference from the Company’s Current Report on Form 8-K as filed on September 9, 2004.

10.9	Separation Agreement of Linda M. Siluk, dated as of September 30, 2004, by and between the Company and Linda M. Siluk, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2004.

10.10	Employment Agreement of Lisa Laube, dated as of April 26, 2004, by and between the Company and Lisa Laube incorporated by reference from the Company’s Current Report on Form 10-Q as filed with the SEC on November 12, 2004.

10.11	Employment Agreement of Nancy Pedot, dated December 23, 2004, by and between the Company and Nancy Pedot, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on December 27, 2004.

10.12	Management Stock Purchase Plan of the Company, incorporated by reference from the Registration of Form S-8 as filed with the SEC on July 23, 2001.

10.13	Employee Stock Purchase Plan of the Company, incorporated by reference from the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, included within Form 14-A as filed with the Commission on October 18, 2001.

10.14	Amended and Restated 1994 Stock Option Plan, incorporated by reference from the Registration of Form S-8 as filed with the SEC on January 9, 1997.

Exhibit
No.

10.15		1999 Stock Incentive Plan (Amended and Restated as of October 17, 2003), incorporated by reference from the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders included within Form 14-A as filed with the SEC on October 20, 2003.

*10	.16	Form of Employee Stock Option Agreement (1999 Stock Incentive Plan).

*10	.17	Forms of Non-Employee Director Stock Option Agreement (1999 Stock Incentive Plan).

*10	.18	Summary of Fiscal Year 2005 Corporate Bonus Plan.

*10	.19	Compensation Payable to Non-Employee Directors.

10.20		Loan and Security Agreement (the “Loan Agreement”), dated January 9, 2003, by and between the Company and Wells Fargo Retail Finance, LLC (“WFRF”), as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on January 10, 2003.

*10	.21	First Amendment to the Loan Agreement (included herein as Exhibit 10.20), dated February 10, 2005 by and between the Company and Wells Fargo Retail Finance, LLC.

10.22		Stock Pledge Agreement, dated January 9, 2003, by and among the Company, Party City Michigan, Inc. (“PCMI”) and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

10.23		Trademark Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

10.24		Copyright Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

10.25		Guaranty and Security Agreement, dated January 9, 2003, by and between PCMI and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

10.26		Agreement of Lease, dated September 16, 2004, by and between the Company and North Jersey Green 501, LLC, for the Company’s new corporate headquarters, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on September 20, 2004.

*10	.27	First Modification of Agreement of Lease (included herein as Exhibit 10.26), dated January 26, 2005 by and between the Company and North Jersey Green 501, LLC.

*15	.1	Awareness Letter of Deloitte & Touche LLP.

*31	.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Party City Corporation
Rockaway, New Jersey
      We have reviewed the accompanying condensed consolidated balance sheets of Party City Corporation and subsidiary as of January 1, 2005 and December 27, 2003, and the related condensed consolidated statements of income for the quarter and six months ended January 1, 2005 and December 27, 2003 and condensed consolidated statements of cash flows for the six months ended January 1, 2005 and December 27, 2003. These interim financial statements are the responsibility of the Company’s management.
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
February 9, 2005