Form 10-Q
period 2005-04-02
PARTY CITY CORP
filed 2005-05-12
CIK 1005972

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission file number
April 2, 2005	0-27826
Party City Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3033692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

400 Commons Way Rockaway, New Jersey (Address of Principal Executive Offices)	07866 (Zip Code)
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
      As of April 29, 2005, there were 17,244,592 shares of common stock, $0.01 par value, outstanding.

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
      Our website — www.partycity.com — provides access, free of charge, to our Securities and Exchange Commission (the “SEC”) reports, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC, including proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports. The reference to Party City’s website address in this Quarterly Report on Form 10-Q is not intended to function as a hyperlink and the information contained on such website is not part of this Quarterly Report on Form 10-Q.
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
Forward-Looking Statements
      This Quarterly Report on Form 10-Q (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by forward-looking terminology such as “estimate,” “project,” “expect,” “believe,” “may,” “will,” “intend” or similar statements or variations of such terms. Forward-

looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results. Those risks and uncertainties include, among other things, the effect of price and product competition in the party goods industry in general and in our specific market areas, our ability to anticipate customer demand for products and to design and develop products that will appeal to our customers, our ability to open new stores successfully, our ability to continue to successfully implement our distribution system and to implement our merchandise replenishment and other software systems, the availability and terms of capital to fund capital improvements, acquisitions and ongoing operations, our ability to manage successfully our franchise program, our ability to improve our fundamental business processes, including, but not limited to inventory sourcing, to reduce costs throughout our organization, our ability to attract and retain qualified personnel, changes in costs of goods and services and economic conditions in general and/or to identify, execute and integrate acquisitions and to realize synergies. See Part I, Item 1. “Business-Risk Factors” in our 2004 10-K for further information on such risks and uncertainties. Furthermore, additional information concerning certain risks and uncertainties that could cause our actual results to differ materially from those projected or suggested may be identified from time to time in our SEC filings and our public announcements. You are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this release, and we have no obligation or intention to update or revise such forward-looking statements.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
PARTY CITY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2,	July 3,	March 27,
	2005	2004	2004

	(In thousands, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,253	$27,845	$15,773
Merchandise inventory	86,966	57,357	61,104
Deferred income taxes	10,570	9,298	7,428
Due from franchisees	7,533	2,206	2,137
Other current assets, net	9,325	9,165	10,005

Total current assets	128,647	105,871	96,447
Property and equipment, net	45,359	48,762	49,242
Goodwill	18,499	18,614	18,614
Other assets	5,935	4,170	5,117

Total assets	$198,440	$177,417	$169,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,201	$38,364	$35,796
Accrued expenses and other current liabilities	28,850	32,689	30,705

Total current liabilities	86,051	71,053	66,501
Long-term liabilities:
Deferred rent and other long-term liabilities	9,779	9,526	9,818
Commitments and contingencies (see Notes 7 and 9)
Stockholders’ equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 17,986,354 shares issued and 17,239,342 shares outstanding at April 2, 2005; 17,835,778 shares issued and 17,088,766 shares outstanding at July 3, 2004; and 17,760,444 shares issued and 17,013,432 shares outstanding at March 27, 2004	180	178	178
Additional paid-in capital	48,067	46,683	45,073
Retained earnings	60,303	55,917	53,790
Treasury stock, at cost (747,012 shares)	(5,940)	(5,940)	(5,940)

Total stockholders’ equity	102,610	96,838	93,101

Total liabilities and stockholders’ equity	$198,440	$177,417	$169,420

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Quarter Ended		Nine Months Ended

	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004

	(In thousands, except per share amounts)
	(Unaudited)
Revenues:
Net sales	$90,980	$97,662	$356,361	$375,586
Royalty fees	3,763	3,806	15,101	14,929
Net sales to franchisees	6,677	—	6,677	—
Franchise fees	—	80	120	568

Total revenues	101,420	101,548	378,259	391,083
Expenses:
Cost of goods sold and occupancy costs	70,062	71,432	242,803	250,465
Cost of goods sold to franchisees	5,608	—	5,608	—
Company-owned store operating and selling expense	24,407	24,754	84,943	86,923
Franchise transportation and other selling expenses	931	—	931	—
Other franchise expense	2,335	2,024	5,955	5,245
General and administrative expense	10,283	8,506	30,666	24,163
Litigation charge	—	4,100	—	4,100

Total expenses	113,626	110,816	370,906	370,896

Operating (loss) income	(12,206)	(9,268)	7,353	20,187
Interest income	(166)	(29)	(385)	(59)
Interest expense	122	108	373	450

Interest (income) expense, net	(44)	79	(12)	391

(Loss) income before income taxes	(12,162)	(9,347)	7,365	19,796
(Benefit) provision for income taxes	(4,929)	(3,786)	2,979	8,017

Net (loss) income	$(7,233)	$(5,561)	$4,386	$11,779

Basic (loss) earnings per share	$(0.42)	$(0.33)	$0.26	$0.70

Weighted average shares outstanding — basic	17,231	16,992	17,171	16,871

Diluted (loss) earnings per share	$(0.42)	$(0.33)	$0.22	$0.60

Weighted average shares outstanding — diluted	17,231	16,992	19,827	19,630

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	April 2,	March 27,
	2005	2004

	(In thousands)
	(Unaudited)
Cash flow from operating activities:
Net income	$4,386	$11,779
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,963	12,306
Impairment of assets	161	—
Amortization of financing costs	120	120
Deferred rent	(328)	(326)
Deferred taxes	(2,074)	—
Stock-based compensation	43	418
Provision for doubtful accounts	231	(82)
Other	(90)	13
Changes in assets and liabilities:
Merchandise Inventory	(29,609)	4,804
Accounts payable	18,837	(2,163)
Accrued expenses and other current liabilities	(2,985)	5,601
Other long-term liabilities	7	(119)
Other current assets and other assets	(7,451)	2,456

Net cash (used in) provided by operating activities	(5,789)	34,807
Cash flow from investing activities:
Purchase of short-term investments	(123,125)	—
Sale of short-term investments	123,125	—
Purchases of property and equipment	(8,855)	(8,638)
Proceeds from the sale of assets	250	—

Net cash used in investing activities	(8,605)	(8,638)
Cash flow from financing activities:
Proceeds from exercise of stock options	900	1,482
Repayment of capital lease	(98)	—
Net payments on Loan Agreement	—	(11,229)
Change in cash overdrafts	—	(4,021)

Net cash provided by (used in) financing activities	802	(13,768)

Net (decrease) increase in cash and cash equivalents	(13,592)	12,401
Cash and cash equivalents, beginning of period	27,845	3,372

Cash and cash equivalents, end of period	$14,253	$15,773

Supplemental disclosure of cash flow information:
Income taxes paid	$6,408	$7,707
Interest paid	$253	$330
Tax-effect on non-qualified stock options	$154	$—
Supplemental disclosure of non-cash financing activity:
Issuance of shares under employee stock purchase plan	$236	$244
Issuance of shares under management stock purchase plan	$53	$99
Capital lease obligation used to purchase fixed assets for the logistics initiative	$851	$—
See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
      Party City Corporation (together with its wholly-owned subsidiary, the “Company”) is incorporated in the State of Delaware and operates retail party supply stores within the United States and sells franchises on an individual store and area basis throughout the United States and Puerto Rico. The condensed consolidated unaudited financial statements have been prepared in accordance with the rules and regulations established by the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated unaudited financial statements fairly present, in all material respects, the financial position of the Company as of April 2, 2005 and March 27, 2004 and the results of operations for the quarters and nine months ended April 2, 2005 and March 27, 2004 and cash flows for the nine months ended April 2, 2005 and March 27, 2004. All significant intercompany accounts and transactions have been eliminated. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full fiscal year.
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
      The Company’s fiscal year ends the Saturday nearest to June 30. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52- or 53-week period, as applicable, ending the Saturday nearest to June 30. Fiscal 2005 is a 52-week period ending July 2, 2005, while Fiscal 2004 is a 53-week period that ended July 3, 2004. However, the financial results for the fiscal quarter ended and nine months ended April 2, 2005 and March 27, 2004 are each based on a 13-week period and 39-week period, respectively.
      We have made certain reclassifications to prior period information to conform to the current period presentation. Auction rate securities, which were previously recorded in cash and cash equivalents in our interim fiscal 2004 consolidated financial statements, have been included in short-term investments in the accompanying consolidated financial statements due to their liquidity and pricing reset feature. Prior period quarterly information will be reclassified to conform to the current year presentation. There will be no impact on net income, stockholders’ equity, debt covenants or cash flow from operations as a result of this reclassification.

2.	Accounting Policies
      The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2004 10-K.
      During the first quarter of Fiscal 2005, the Company launched its logistics initiative, which includes modifying its business operations to vertically integrate certain logistics and distribution activities, and therefore adopted a new specific accounting policy for the treatment of the costs associated with the distribution network. The Company has outsourced the operations of its distribution network to a third party. Distribution costs include the third party fees and expenses of operating the distribution centers and the freight expense relating to transporting merchandise to the Company-owned stores. These distribution costs are initially capitalized into merchandise inventory and expensed when the merchandise is sold.
      During the third quarter of Fiscal 2005, the Company began providing product and logistics services through its distribution network to all of its franchise operators. Revenues and expenses associated with servicing the franchisees through the distribution network include product sales and fixed and variable distribution center expenses, transportation and other selling expenses, respectively. As defined in the Emerging Issues Task Force (“EITF”) EITF 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent”, the Company records revenues and expenses related to servicing its franchisees on a gross basis

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
because the Company acts as a principal in the transaction, takes title to the products, and holds inventory ownership risk.
      Short-Term Investments. Although the Company did not have a balance of short-term investments as of April 2, 2005, the Company purchased and subsequently sold short-term investments during this fiscal year, which consisted of auction rate debt and preferred stock securities. Auction rate securities are term securities earning income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process. These securities are classified as “available-for-sale” securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, these short-term investments are recorded at fair-value, with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of tax. Realized gains and losses and investment income are included in earnings. Although the Company had no short-term investments at April 2, 2005, as mentioned above, the year to date investment activity on a cumulative basis is presented in the Cash Flows from Investing Activities.

3.	Stock-Based Compensation
      The Company periodically grants stock options to employees. In December 2004, the Financial Accounting Standards Board (the “FASB”) published Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”), an amendment of FASB Statements No. 123 and No. 95. Under SFAS No. 123R, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. SFAS No. 123R is effective beginning the first quarter of Fiscal 2006. The Company is continuing to evaluate the full impact of SFAS No. 123R for its adoption in the first quarter of fiscal 2006. We currently account for stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).
      Pursuant to APB No. 25, the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. If the options are granted to employees below fair market value, compensation expense is recognized.
      The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123” (“SFAS No. 148”). If

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
compensation cost for the Company’s stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 148, the Company’s net (loss) income would have been:

	Fiscal Quarter Ended		Nine Months Ended

	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004

	(In thousands, except per share amounts)
Net (loss) income as reported	$(7,233)	$(5,561)	$4,386	$11,779
Add: Stock-based employee compensation expense determined under APB 25, net of tax	33	161	43	249
Deduct: Total stock-based employee compensation expense determined under fair value based method of SFAS No. 148, net of tax(1)	(766)	(533)	(1,796)	(1,526)

Pro forma net (loss) income	$(7,966)	$(5,933)	$2,633	$10,502

Basic and diluted (loss) earnings per share:
Basic (loss) earnings per share as reported	$(0.42)	$(0.33)	$0.26	$0.70
Basic (loss) earnings per share pro forma	$(0.46)	$(0.35)	$0.15	$0.62
Diluted (loss) earnings per share as reported	$(0.42)	$(0.33)	$0.22	$0.60
Diluted (loss) earnings per share pro forma	$(0.46)	$(0.35)	$0.13	$0.53

(1)	In accordance with SFAS No. 148, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for grants in the respective periods:

	Fiscal Quarter and
	Nine Months Ended

	April 2,	March 27,
	2005	2004

Expected volatility	55%	55%
Expected lives	4.0 years	4.0 years
Risk-free interest rate	3.3%	2.5%
Expected dividend yield	0.0%	0.0%
      The weighted average fair value of options granted during the third quarter of Fiscal 2005 and 2004 were $5.54 and $5.56, respectively.
      The weighted average fair value of options granted during the first nine months of Fiscal 2005 and 2004 were $5.64 and $5.63, respectively.

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Earnings Per Share
      The following table sets forth the computations of basic and diluted earnings per share:

	Fiscal Quarter Ended				Nine Months Ended

	April 2,		March 27,		April 2,	March 27,
	2005		2004		2005	2004

	(In thousands, except per share amounts)
Net (loss) income	$(7,233)		$(5,561)		$4,386	$11,779
(Loss) earnings per share — basic	$(0.42)		$(0.33)		$0.26	$0.70
(Loss) earnings per share — diluted	$(0.42)		$(0.33)		$0.22	$0.60
Weighted average common shares outstanding	17,231		16,992		17,171	16,871
Dilutive effect of stock options	—	(a)(b)	—	(a)(b)	349	454
Dilutive effect of warrants	—	(a)(c)	—	(a)(c)	2,294	2,286
Dilutive effect of restricted stock units	—	(a)(d)	—	(a)(d)	13	19

Weighted average common and potentially dilutive common shares outstanding	17,231		16,992		19,827	19,630

(a)	Stock options and warrants with exercise prices below the applicable market price of the Company’s common stock and all restricted stock units are included in potentially dilutive common shares outstanding if the Company reports net income for a reporting period. Therefore, if the Company reports net income, its earnings per share would be lower on a diluted basis. Options to purchase 1,648,134 common shares with exercise prices ranging from $1.71 to $12.82 per share at April 2, 2005, and options to purchase 2,292,331 common shares with exercise prices ranging from $1.71 to $13.77 per share at March 27, 2004, would have been included in the weighted-average common and potentially dilutive common shares outstanding, respectively, if the Company was in a net income position.

However, when the Company incurs a net loss for a reporting period, the inclusion of any such shares would result in a decrease in loss per share, and therefore all stock options, warrants and restricted stock units are ignored when calculating diluted earnings per share. Therefore, the Company’s loss per share for the quarter ended April 2, 2005 and March 27, 2004 are the same amounts on a basic and diluted basis, respectively.

(b)	Options to purchase 2,971,534 common shares with exercise prices ranging from $1.71 to $30.88 per share were outstanding at April 2, 2005, and options to purchase 2,958,213 common shares with exercise prices ranging from $1.71 to $30.88 per share were outstanding at March 27, 2004, were not included in the computation of diluted loss per share for the fiscal quarter ended April 2, 2005 and March 27, 2004, respectively, because to do so would have been anti-dilutive.

(c)	Warrants to purchase 2,496,000 common shares with an exercise price of $1.07 per share were outstanding at April 2, 2005 and March 27, 2004 but were not included in the computation of diluted loss per share for the fiscal quarter ended April 2, 2005 and March 27, 2004, respectively, because to do so would have been anti-dilutive.

(d)	Restricted stock units of 13,567 and 16,012 shares of common stock were outstanding at April 2, 2005 and March 27, 2004, respectively, related to the Management Stock Purchase Plan and were not included in the computation of diluted loss per share for the fiscal quarter ended April 2, 2005 and March 27, 2004, respectively, because to do so would have been anti-dilutive.

5.	Financing Agreement
      In January 2003, the Company entered into a $65 million revolving credit facility (the “Loan Agreement”) with Wells Fargo Retail Finance, LLC, as the arranger, collateral agent and administrative

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agent, and Fleet Retail Finance, Inc., as the documentation agent. Under the terms of the Loan Agreement, the Company may borrow amounts based on a percentage of its eligible inventory and credit card receivables, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. The Company has the option, based on its liquidity needs, to borrow at (i) the adjusted Eurodollar rate per annum plus the applicable margin, which is currently at 1.25% (which in the aggregate under the Loan Agreement was 2.87% for a 1 month term at April 2, 2005), or (ii) the prime rate per annum less the applicable margin, which is currently 0.25% (which in the aggregate under the Loan Agreement was 5.5% at April 2, 2005). The Loan Agreement matures on April 30, 2006 and is secured by a lien on substantially all of the Company’s assets. Pursuant to the terms of the Loan Agreement, the Company had a standby letter of credit of $5.7 million and $3.7 million outstanding at April 29, 2005 and April 2, 2005, respectively, relating to general liability and workers compensation insurance, the increase is due to the addition of a new policy year for general liability and workers compensation insurance. At April 29, 2005 and April 2, 2005, the Company had no borrowings outstanding under the Loan Agreement. Based on a percentage of current eligible inventory and credit card receivables, the Company had $29.4 million and $27.2 million available to be borrowed under the Loan Agreement at April 29, 2005 and April 2, 2005, respectively.
6.     Stockholders’ Equity

Shares Outstanding
      The Company’s authorized capital stock consists solely of shares of its common stock, $0.01 par value per share. At April 2, 2005 and March 27, 2004, there were 17,986,354 shares and 17,760,444 shares, respectively, of the Company’s common stock issued. At April 2, 2005 and March 27, 2004, there were 747,012 shares of the Company’s common stock held as treasury stock. At April 2, 2005 and March 27, 2004, there were 17,239,342 shares and 17,013,432 shares, respectively, of the Company’s common stock outstanding.

Stock Repurchase
      In September 2001, the Board of Directors authorized the Company to repurchase up to $15 million of its outstanding common stock at a price not to exceed $7.00 per share, which was amended on February 7, 2003 to a price not to exceed $10.00 per share. Stock repurchases are made at the discretion of management. There were no stock repurchases during Fiscal 2004 or during the first nine months of Fiscal 2005. As of April 2, 2005, the Company had purchased 747,012 shares for an aggregate amount of $5.9 million or 39.6% of the total amount to be purchased.

Warrants
      There were no warrant exercises in Fiscal 2004 or during the first nine months of Fiscal 2005. As of April 2, 2005, the Company had 2,496,000 warrants outstanding with an exercise price of $1.07 per share.

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
      The 1999 Plan provides for the grants of options and restricted stock and other stock-based awards as the compensation committee of the Board of Directors may from time to time deem appropriate. Such awards may include stock appreciation rights, phantom stock awards, bargain purchase of stock and stock bonuses. Vesting and other terms of stock options awarded are set out in the agreements between the Company and the individuals receiving such awards. The exercise price of the options is determined by the compensation committee at the time of grant and may not be less than the fair market value of the Company’s common stock on the date of grant. Options granted under the 1999 Plan vest over four to seven years from the date of grant and expire in ten years.
      The Company also maintains the Amended and Restated 1994 Stock Option Plan (“1994 Plan”) pursuant to which options were granted to employees, directors and consultants for the purchase of common stock of the Company. No additional grants of options under the 1994 Plan are permitted. The 1994 Plan, as amended, permitted the Company to grant incentive and non-qualified stock options to purchase a total of up to 1,800,000 shares of the Company’s common stock at an exercise price not less than fair value at date of grant. The original terms of the agreements between the Company and the individuals receiving the grants under the 1994 Plan with respect to vesting, expiration and exercise price remain unchanged.

Management Stock Purchase Plan
      In June 2001, the Company established a Management Stock Purchase Plan (“MSPP”). The MSPP provides certain management employees of the Company the opportunity to defer a portion of their incentive compensation to acquire and maintain ownership of the Company’s common stock, with the intent to strengthen their commitment to the welfare of the Company and to promote an identity of interest among Company stockholders and these employees. The amount deferred by the individual is held in restricted stock units. The restricted stock units are converted into the Company’s common stock on a one-to-one basis upon vesting. These restricted stock units are purchased at a discount of 20% or 25%, depending on the amount of the individual deferral, from the average price of Company’s common stock on the determination date. Such discounts vest at the end of three years or seven years, selected by the participant, after the determination date. To date, all participants have selected three-year vesting periods for all deferrals. The amortization of the discount is charged to compensation expense over the deferral period. The compensation expense attributable to the MSPP for the third quarter of Fiscal 2005 and Fiscal 2004 was approximately $4,000 and $3,000, respectively, and during the nine months of Fiscal 2005 and Fiscal 2004 was approximately $10,000 and $19,000, respectively. Based on management participation in the MSPP from June 2002 until the end of the third quarter of Fiscal 2005, the Company was obligated to issue 13,567 shares of common stock, which represents $151,000 of deferred compensation as of the end of the third quarter of Fiscal 2005, upon vesting and conversion. Based on management participation in the MSPP from June 2001 until the end of the third quarter of Fiscal 2004, the Company was obligated to issue 16,012 shares of common stock, which represents $134,000 of deferred compensation as of the end of the third quarter of Fiscal 2004, upon vesting and conversion.

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
      On September 27, 2004, the Company entered into a final settlement agreement which contained no material changes from the aforementioned agreement-in-principle. As of April 29, 2005, no payments have been made for the settlement payments, attorneys’ fees or the expenses of administering the settlement.
      In addition to the foregoing, from time to time the Company is involved in routine litigation incidental to the conduct of the business. The Company is aware of no other material existing or threatened litigation to which the Company is or may be a party.

8.	Segment Information
      The Company reports two business segments — retail and franchising. The retail segment generates revenue primarily through the sale of third-party branded party goods through Company-owned stores. The franchising segment generates revenue through the imposition of an initial one-time franchise fee that is paid upon the grant of a new franchise, ongoing royalty payments by franchisees based on retail sales and sales of product and services through the distribution network.
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

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table contains key financial information of the Company’s business segments (in thousands):

	Fiscal Quarter Ended		Nine Months Ended

	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004

	(In thousands)
	(Unaudited)
Retail:
Net sales	$90,980	$97,662	$356,361	$375,586
Cost of goods sold and occupancy costs	70,062	71,432	242,803	250,465

Gross profit	20,918	26,230	113,558	125,121
Store operating and selling expense	24,407	24,754	84,943	86,923

Company owned store (loss) profit contribution	(3,489)	1,476	28,615	38,198
General and administrative expense	10,283	8,506	30,666	24,163
Litigation charge	—	4,100	—	4,100

Retail (loss) profit contribution	$(13,772)	$(11,130)	$(2,051)	$9,935
Identifiable assets	$190,144	$167,283	$190,144	$167,283
Depreciation and amortization	$4,050	$4,614	$12,938	$12,306
Capital expenditures	$2,611	$5,109	$8,092	$8,638
Franchise:
Royalty fees	$3,763	$3,806	$15,101	$14,929
Net sales to franchisees	6,677	—	6,677	—
Franchise fees	—	80	120	568

Total franchise revenue	10,440	3,886	21,898	15,497
Cost of goods sold to franchisees	5,608	—	5,608	—
Franchise transportation and other selling expenses	931	—	931	—
Other franchise expense	2,335	2,024	5,955	5,245

Total franchise expense	8,874	2,024	12,494	5,245

Franchise profit contribution	$1,566	$1,862	$9,404	$10,252

Identifiable assets	$8,296	$2,137	$8,296	$2,137
Depreciation and amortization	$25	$—	$25	$—
Capital expenditures	$763	$—	$763	$—

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Quarter Ended		Nine Months Ended

	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004

	(In thousands)
	(Unaudited)
Total Company:
Operating (loss) income	$(12,206)	$(9,268)	$7,353	$20,187
Interest (income) expense, net	(44)	79	(12)	391

(Loss) income before income taxes	(12,162)	(9,347)	7,365	19,796
(Benefit) provision for income taxes	(4,929)	(3,786)	2,979	8,017

Net (loss) income	$(7,233)	$(5,561)	$4,386	$11,779

Identifiable assets	$198,440	$169,420	$198,440	$169,420
Depreciation and amortization	$4,075	$4,614	$12,963	$12,306
Capital expenditures	$3,374	$5,109	$8,855	$8,638
      The Company’s accounting policies are described in Note 2 of the Company’s condensed consolidated financial statements included herein. The Company has no inter-segment sales. No single customer accounts for 10% or more of total revenues. All assets of the Company are located in the United States and Puerto Rico.

9.	Contractual Obligations and Commercial Commitments
      As of April 2, 2005, the Company’s contractual obligations and commercial commitments are as follows (in thousands):

				Logistics
		Operating	Merchandise	Initiative		Capital
	Total	Leases(1)	Orders	Obligations	Auto Leases	Leases	Severance(2)

Fiscal year ending:
2005	$31,897	$11,890	$19,003	$675	$69	$43	$217
2006	49,881	46,329	—	2,700	181	181	490
2007	46,037	42,680	—	2,700	129	528
2008	34,262	34,255	—	—	7	—	—
2009	22,176	22,176	—	—	—	—	—
Thereafter	55,932	55,932	—	—	—	—	—

Total minimum payments	$240,185	$213,262	$19,003	$6,075	$386	$752	$707

(1)	The Company is also obligated for guarantees, subleases or assigned lease obligations for 23 of the franchise stores through 2011. The majority of the guarantees, subleases and assigned lease obligations were given when the Company sold stores in 1999 as part of its restructuring. The guarantees, subleases and assigned lease obligations continue until the applicable leases expire. The maximum amount of the guarantees, subleases and assigned lease obligations may vary, but is limited to the sum of the total amount due under the leases. As of April 2, 2005, the maximum amount of the guarantees, subleases and assigned lease obligations was approximately $12.9 million, which is not included in this table.
The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of minimum lease obligations in Fiscal 2004, or other variable costs such as maintenance, insurance and taxes, which represents approximately 5.9% of minimum lease obligations in Fiscal 2004.

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The severance obligations specified in the table above are for the Company’s former Chief Executive Officer. In addition, as of April 29, 2005 and April 2, 2005, the Company had an aggregate contingent liability of up to $1.9 million related to potential severance payments for 17 employees pursuant to their respective employment agreements. The Company is not currently aware of any event that would trigger such $1.9 million contingent liability.
      The Company closed one store during the third quarter of Fiscal 2005 and three stores for the nine months ended April 2, 2005, as compared to no store closings during the third quarter of Fiscal 2004 and one store closing for the nine months ended March 27, 2004. A reserve of $871,000 has been recorded for future rent, property tax and utility payments for one store closed in Fiscal 2005 and two stores closed in prior fiscal years. The Company does not expect to incur significant additional exit costs relating to these closures.
      On September 16, 2004, the Company entered into a new corporate office lease for 106,000 square feet of office space. The initial term is for 12 years, with two five-year renewal options. The lease contains escalation clauses and obligations for reimbursement of common area maintenance and real estate taxes. The lease for the Company’s current corporate headquarters expired in December 2004, but the Company negotiated an extension of such lease to expire in August 2005. As part of the lease extension, the Company will incur increased rent after August 2005 if it continues to occupy the existing corporate headquarters. The Company intends to relocate to the new corporate headquarters by the end of the first quarter of Fiscal 2006 and intends to vacate its current corporate headquarters thereafter.
      The Company enters into arrangements to purchase merchandise up to eight months in advance of expected delivery. Historically, these purchase commitments did not contain any significant termination payments or other penalties if cancelled. Certain of these purchase commitments may obligate the Company to specified quantities, even if desired quantities change at a later date. As of April 2, 2005, the Company had approximately $19.0 million of proprietary product for which the Company has made purchase arrangements.
      Logistics initiative obligations include a commitment for the purchase of selected equipment and services associated with the operation of the distribution centers.
      At April 2, 2005, the Company operated a fleet of 36 leased motor vehicles, primarily for the district managers and regional management. The terms of these leases generally run for 36 months and expire at various times through December 2007.
      The Company has entered into a capital lease arrangement with a third party provider that involves dedicated assets needed for the Company’s logistics initiative. As of April 2, 2005, the contractual obligation of this capital lease is equal to $795,000, which includes $43,000 of imputed interest. The remaining current and long-term portion of this capital lease liability, excluding imputed interest, is $177,000 and $575,000, respectively.
      Pursuant to the terms of the Loan Agreement, the Company had a standby letter of credit of $5.7 million and $3.7 million outstanding at April 29, 2005 and April 2, 2005, respectively, relating to general liability and workers compensation insurance, which is not reflected in the above table. The increase is due to the addition of a new policy year for general liability and workers compensation insurance.

10.	Goodwill
      The Company prepared a fair value analysis for one reporting unit and as a result recorded a goodwill impairment charge of $115,000 during the third quarter of Fiscal 2005.

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      All of the Company’s recorded goodwill is associated with its retail segment. The changes in the carrying amount of goodwill during Fiscal 2005 are as follows (in thousands):

Balance as of July 3, 2004	$18,614
Goodwill impairment during the third quarter 2005	(115)

Balance as of April 2, 2005	$18,499

11.	Non-Compete Agreement and Trademark License Agreements
      The Company has two non-compete agreements, one with a franchise owner and the other with Paper Warehouse, Inc. The Company also has trademark license agreements. All of these agreements are included in other assets and are being amortized using the straight-line method over the life of the agreement. Amortization expense for these non-compete agreements and trademark license agreements was approximately $59,000 and $105,000 for the nine months ended April 2, 2005 and March 27, 2004, respectively. The following chart shows the amortization expense of these intangibles by year until they are fully amortized (in thousands):

Fiscal Year Ending:	Amortization Expense

2005 (fourth quarter)	$21
2006	82
2007	82
2008	82
2009	20
Thereafter	14

Total amortization expense	$301

12.	Recent Accounting Pronouncements
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
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“Interpretation No. 47”). Interpretation No. 47 clarifies that the term conditional asset retirement obligation, as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company has determined that FASB Interpretation No. 47 will not have a material impact on its condensed consolidated results of operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We operate retail party supply stores within the continental United States and we sell franchises on an individual store and area franchise basis throughout the United States and Puerto Rico. As of April 2, 2005, our network consisted of 506 stores, with 247 Company-owned stores and 259 stores owned by franchisees. We report two segments — retail and franchising. The retail segment generates revenue primarily through the sale of third-party branded party goods through Company-owned stores. The franchising segment generates revenue through the imposition of an initial one-time franchise fee, ongoing royalty payments based on retail sales, and sales of product and services through our distribution network.
      Beginning the third quarter of Fiscal 2004, we have undertaken a series of related initiatives to make fundamental improvements in our business, profitability and cash flow. These initiatives have primarily focused on: improving the breadth of assortment and quality of our products and related product pricing; reconfiguring our in-store product layout to better align product categories and facilitate an easier shopping experience for our customers; improving logistics, including financial, distribution and inventory systems; and building our talent base.
      While we consider these initiatives essential to improve customer satisfaction and strengthen our financial performance, we have experienced reduced net sales and earnings during this transitional period. For the nine months ended April 2, 2005, we experienced a decline in total and same store net sales of 5.1% and 5.9%, respectively as compared to the same period last fiscal year. Also, in connection with the implementation of the above initiatives, we have incurred significant initial expenses that are disproportionate to our sales performance.
      During the third quarter of Fiscal 2005, we announced that our Board of Directors had formed a Special Committee consisting of certain of our independent directors to explore strategic alternatives, and that the Company had received inquiries from more than one entity interested in engaging in a strategic combination with Party City. Subsequently, we announced the engagement of Credit Suisse First Boston as our financial advisor to assist the Company in its exploration of strategic alternatives. The Board of Directors has not agreed to accept any proposal or to take any other action with respect to any possible strategic transaction, and investors are cautioned that there can be no assurance that the consideration of strategic alternatives by the Special Committee will lead to any action by Party City, including a definitive proposal or agreement with respect to a strategic combination on terms that the Board of Directors believes will be in the best interests of the shareholders of Party City.
      In addition, we announced the appointment of a new Executive Committee chaired by Michael E. Tennenbaum, Vice-Chairman of the Board of Directors, and including Richard H. Griner, Chief Operating Officer, Lisa G. Laube, Chief Merchandising Officer, Gregg A. Melnick, Chief Financial Officer, and Steven Skiba, Chief Information Officer. This Executive Committee is charged with oversight of the operations of Party City and has implemented changes in certain elements of our business strategies, as described below. Mr. Tennenbaum is serving as Chairman of the Executive Committee at the direction of the Board of Directors and will receive $250 per hour of work in such capacity in accordance with the Board of Directors’ existing policy on non-employee director compensation. Mr. Tennenbaum has agreed to cap his compensation relating to such work at $2,000 per week.
      We further announced that Nancy Pedot has stepped down as the Company’s Chief Executive Officer and as a member of the Board of Directors, effective March 30, 2005. Ms. Pedot’s responsibilities as Chief Executive Officer have been assumed by the Executive Committee.
      Several of the initiatives that we believe will be important to the Company’s future financial performance were completed in the third quarter of Fiscal 2005. Furthermore, beginning in the fourth quarter of Fiscal 2005, our new Executive Committee took steps to change certain of our marketing and promotional strategies in an effort to increase store traffic and average transaction size and, ultimately, net sales and profitability. The current status of these key initiatives, as well as the changes in marketing and promotional strategies, are described below:
      Product. Building on our introduction of significant amounts of new seasonal products in the first half of Fiscal 2005, we introduced significant amounts of new non-seasonal product into our stores during the end of the third quarter of Fiscal 2005 and continuing to date. As non-seasonal merchandise historically represented approximately two thirds of a typical store’s selling space and annual net sales volume (and represented 80% of net sales volume in the third quarter of Fiscal 2005), the successful introduction of new non-seasonal products is important to our strategic plan. While our efforts in terms of these new non-seasonal products are just now becoming fully evident in the stores, the initial customer reaction since the introduction of the new products has been positive, as indicated by the higher net sales and profits of certain new lines as compared with the products they replaced.
      Store Configuration. We recently completed the reconfiguration of our in-store product layout. In connection with the reconfiguration, we incurred non-recurring store labor expenses of approximately $1.0 million, which was below our expectations due to store labor efficiencies and a lower level of sales volume.
      Although it has only been a few weeks since much of the new product was delivered and the stores were re-set, our early indications are that customers are responding very favorably. We have seen improving trends in several categories that had been experiencing sales declines, as well as sales growth in a number of other areas. Categories where we have seen improvements include: Solids, Baby, Catering, Birthday Accessories, and Decorations.
      Logistics. In the third quarter of Fiscal 2005, the volume of merchandise processed through our new distribution centers increased by more than 70% as compared with the Fiscal 2005 second quarter. Since July 2004, we have been receiving and distributing certain of our products for our Company-owned stores from two distribution centers — one in California and one in Pennsylvania. Earlier in Fiscal 2005, nearly all of our franchisees agreed to participate in our logistics program, and the addition of such franchisees to the program was implemented as of January 2005 (discussed further below). We have outsourced the operations of this distribution network to a third party. Additionally, a Preferred Carrier Program that was implemented in Fiscal 2004 has resulted in lower negotiated transportation rates, better visibility on deliveries to stores and improved service levels. Currently, our capabilities include handling single cartons of individual items from multiple vendors, as well as “cross-dock” merchandise from other vendors (i.e. flow product through the distribution centers to optimize outbound transportation costs to stores), as well as transporting such goods to the stores. This program supports weekly scheduling of store deliveries, further reducing store labor requirements and improving inventory accuracy. To date, however, product volume throughput has not reached critical mass for our initial phase. We anticipate continued throughput increases, thereby generating savings to more than offset operating costs of the distribution centers which will provide the basis for improved financial performance. In light of the evaluation of strategic alternatives by the Board of Directors, as noted above, we are currently reviewing the timing of our plans for the next phase of the logistics initiative.
      The franchise participation in our distribution network provides a low-cost distribution alternative for all stores and ensures consistency of merchandise between franchise and corporate locations. The program is not considered a profit center, but rather a business necessity to maintain brand consistency nationwide. In the second quarter of Fiscal 2005 we began making certain system and inventory investments relating to the transitioning of our franchisees into our logistics program. Through the end of the third quarter, we procured approximately $3.4 million of additional inventory to service the franchisees. Additionally, we have incurred approximately $4.1 million in working capital through the third quarter related to receivables due from franchisees on product shipped to their stores.
      As a result of these initiatives and other factors described below, the inventory level increased approximately $26 million, or 42%, in the third quarter of Fiscal 2005 compared to the same quarter in Fiscal 2004. Of this increase in inventory, approximately $11 million relates to our product and remerchandising initiatives, including the effort to improve in-stock positions, approximately $4 million reflects the inclusion of the franchisees in our distribution network, approximately $3 million is related to the timing of certain seasonal merchandise sets, and approximately $5 million reflects prior season merchandise that we intend to sell in subsequent seasons.
      We currently have an active effort under way to reduce clearance inventory through the use of markdowns, as well as to reduce the weeks of supply on new merchandise as we gain a better understanding of our current selling patterns. However, we expect to maintain higher inventory levels, compared with prior years, to continue to support the franchisee distribution system, allow for stronger in-stock positions, and sell-down on seasonal merchandise during the upcoming quarters.
      Promotion and Marketing. As noted earlier, the Executive Committee has revised some of our promotional and marketing strategies to address elements of our pricing and marketing initiatives that we believe have not been effective and to improve store traffic and net sales. Toward that end, early in the fourth quarter of Fiscal 2005, we adopted a more aggressive promotional stance in certain product categories in the form of deeper discounts and introduced a “buy-one-get-one free” offer. While it is too early to gauge the impact of such programs, we are generally satisfied with initial customer response.
      Information Systems. We have also focused on enhancing our information systems, completing significant store and corporate system installations. The investment in our store and corporate information systems has improved certain store processes, such as customer check-out, product replenishment, and inventory management, and was a key contributor to the decline in store labor costs during Fiscal 2005. In addition, these investments have provided, and will continue to provide, the systemic foundation for our logistics initiative.
      We plan to implement new merchandise replenishment software in the late summer of 2005 to complement our distribution, planning and allocation initiatives. We will begin implementation gradually, with a select number of items during the September-October 2005 period, which will increase as the program is proven. The system is intended to enhance the store replenishment function by improving in-stocks, leveraging our logistics infrastructure and allowing us to become more effective in our use of store labor.
      Employee Base. Another important initiative is the continuation of key investments in our employee base. During the third quarter of Fiscal 2005, we continued to add employees in key departments to support our initiatives in merchandising, planning and allocation and logistics.
      We believe that our recently completed product and store reconfiguration initiatives, the increased promotional and advertising activities adopted by the Executive Committee, and the cost efficiencies to be gained from our self-distribution program, should provide the basis for improved financial performance.

Key Performance Indicators and Statistics
      We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following:

	Fiscal Quarter Ended		Nine Months Ended

	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004

Net sales (in thousands)	$90,980	$97,662	$356,361	$375,586
Total Company-owned store count	247	249	247	249
Average same store net sales for Company owned stores (in thousands)	$369	$398	$1,441	$1,544
Same store average net sale per retail transaction(a)	$17.41	$17.62	$19.16	$19.08
(Decrease) increase in Company-owned same store net sales	(7.1)%	(0.9)%	(5.9)%	2.5%
Gross profit as a percent of net sales	23.0%	26.9%	31.9%	33.3%
Store (loss) profit contribution as a percent of net sales	(3.8)%	1.5%	8.0%	10.2%
Diluted (loss) earnings per share	$(0.42)	$(0.33)	$0.22	$0.60
EBITDA(b) (in thousands)	$(8,131)	$(4,654)	$20,316	$32,493
(Decrease) increase in franchise same store net sales	(7.4)%	1.3%	(4.0)%	4.5%

(a)	Same store net sales divided by same store retail transactions. Retail transactions represent each time a customer makes a purchase or return at the register.

(b)	See EBITDA discussion on page 32.
      The following table shows the growth in our network of Company-owned and franchise stores for the quarter and nine months ended April 2, 2005 and March 27, 2004.

	Fiscal Quarter Ended		Nine Months Ended

	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004

Store Data:
Company-owned
Stores open at beginning of period	248	247	249	242
Stores opened	—	2	1	8
Stores closed	(1)	—	(3)	(1)

Stores open at end of period	247	249	247	249

Average Company-owned stores open in period	248	248	249	247

Franchise:
Stores open at beginning of period	259	254	257	241
Stores opened	—	2	3	15
Stores closed	—	(2)	(1)	(2)

Stores open at end of period	259	254	259	254

Average franchise stores open in period	259	253	259	251

Total stores chainwide	506	503	506	503

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
      During the first quarter of Fiscal 2005, we launched our logistics initiative, which includes modifying our business operations to vertically integrate certain logistics and distribution activities, and we therefore adopted new specific accounting policies for the treatment of the costs associated with our distribution network. We have outsourced the operations of our distribution network to a third party. Distribution costs include the third-party fees and expenses of operating the distribution centers and the freight expense related to transporting merchandise to our stores. These distribution costs are initially capitalized into merchandise inventory and expensed when the merchandise is sold in our stores.
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
      Insurance accruals. Our condensed consolidated balance sheets include significant liabilities with respect to self-insured workers’ compensation and general liability claims. We estimated the required liability of such claims as of April 2, 2005, utilizing an actuarial method based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).
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
      Franchising. Franchising revenue is composed of the initial franchise fees, which are recorded as revenue when a franchise store opens, ongoing royalty fees, generally 4.0% of the store’s net sales, and revenues from the sale of product through the distribution network. Such distribution network revenues include the sale of product, including inbound freight reimbursement; pass-through of variable distribution center expenses (handling costs); subscription fees relating to fixed costs in the distribution centers, and other management fees associated with customer service centers. Franchise expenses include cost of goods relating to product sales, including inbound freight costs, fixed and variable distribution center expenses, order management expenses, transportation costs from distribution centers to stores, and direct and indirect expenses. The direct expenses include salaries, travel and other direct expenses of the franchise operations department in addition to legal fees, bad debt expense, insurance expense and other miscellaneous charges. The indirect expenses include allocations of corporate general and administrative expenses for salaries, including bonuses, occupancy and depreciation, based on time spent on franchise support.
      Franchise profit contribution is franchise revenue minus franchise expenses.
      Interest (income) expense, net includes interest relating to our credit facility, amortization of financing costs and bank service charges. Interest (income) expense, net also includes interest income from other highly liquid investments purchased, with an original maturity of three months or less, as part of our daily cash management activities.

Results of Operations
      The following table sets forth the results of operations for the periods indicated:
PARTY CITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Quarter Ended		Nine Months Ended

	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004

	(In thousands, except per share amounts)
	(Unaudited)
Statement of Operations Data:
Company-owned stores:
Net sales	$90,980	$97,662	$356,361	$375,586
Cost of goods sold and occupancy costs	70,062	71,432	242,803	250,465

Gross profit	20,918	26,230	113,558	125,121
Store operating and selling expense	24,407	24,754	84,943	86,923

Company-owned store profit contribution	(3,489)	1,476	28,615	38,198
General and administrative expense	10,283	8,506	30,666	24,163
Litigation charge	—	4,100	—	4,100

Retail (loss) profit contribution	(13,772)	(11,130)	(2,051)	9,935
Franchise stores:
Royalty fees	3,763	3,806	15,101	14,929
Net sales to franchisees	6,677	—	6,677	—
Franchise fees	—	80	120	568

Total franchise revenue	10,440	3,886	21,898	15,497
Cost of goods sold to franchisees	5,608	—	5,608	—
Franchise transportation and other selling expenses	931	—	931	—
Other franchise expense	2,335	2,024	5,955	5,245

Total franchise expense	8,874	2,024	12,494	5,245

Franchise profit contribution	1,566	1,862	9,404	10,252

Operating (loss) income	(12,206)	(9,268)	7,353	20,187
Interest income	(166)	(29)	(385)	(59)
Interest expense	122	108	373	450

Interest (income) expense, net	(44)	79	(12)	391

(Loss) income before income taxes	(12,162)	(9,347)	7,365	19,796
(Benefit) provision for income taxes	(4,929)	(3,786)	2,979	8,017

Net (loss) income	$(7,233)	$(5,561)	$4,386	$11,779

Basic (loss) earnings per share	$(0.42)	$(0.33)	$0.26	$0.70

Weighted average shares outstanding — basic	17,231	16,992	17,171	16,871

Diluted (loss) earnings per share	$(0.42)	$(0.33)	$0.22	$0.60

Weighted average shares outstanding — diluted	17,231	16,992	19,827	19,630

Fiscal Quarter Ended April 2, 2005 Compared To Fiscal Quarter Ended March 27, 2004
      Retail. Net sales from Company-owned stores decreased 6.8% to $91.0 million for the third quarter of Fiscal 2005 from $97.7 million in the same period last year. The 6.8% decrease in net sales resulted from a same store net sales decrease of 7.1% which was partially offset by net sales from new stores opened during the fiscal year. Same store sales for non-seasonal merchandise decreased 5.4% due to the ongoing transition to new product assortments, and same store sales for seasonal merchandise decreased 13.4%, largely due to the timing of certain holiday selling periods (New Years sales mainly occurred in the second quarter of Fiscal 2005 compared with the third quarter of Fiscal 2004, while Easter sales occurred in the third quarter of Fiscal 2005 compared to the fourth quarter of Fiscal 2004) as well as a decline in sales of Valentine’s Day merchandise compared to last year. The customer count in Company-owned stores, on a same store basis, decreased 6.0% during the quarter ended April 2, 2005, and the same store average net sale per retail transaction decreased 1.2% primarily due to the timing of New Years sales. One store joined the same store sales group during the third quarter of Fiscal 2005. We did not open any new stores and closed one store during the third quarter of Fiscal 2005, and we opened two stores and did not close any stores during the same period last year.
      Gross profit as a percent of net sales was 23.0% for the third quarter of Fiscal 2005 compared with 26.9% for the same period last year. The decrease includes incremental distribution costs of $0.7 million, which represents approximately 80 basis points of merchandise margin. As shown in the table below, gross profit decreased $5.3 million to $20.9 million in the third quarter of Fiscal 2005 from $26.2 million in the same period last year.

	Portion of Total Change
Component	Increase/(Decrease)	Reason for Increase/(Decrease):

	(In millions)
Net sales impact on merchandise margins	$(1.9)	Due to lower total sales: same store and new store sales.
Merchandise margins (including distribution costs)	(2.4)	Due to clearance markdowns on products displaced by the store resets and increased distribution costs because product volume throughput has not reached critical mass, partially offset by improved margin due to less promotional activity.
Occupancy and other costs	(1.0)	Due to higher fixed expenses associated with new stores opened within the last 12 months and higher other occupancy costs.

Total	$(5.3)

      Store operating and selling expenses were 26.8% and 25.3% of net sales for the third quarter of Fiscal 2005 and Fiscal 2004, respectively. As shown in the table below, store operating and selling expenses decreased $0.3 million, or 1.4%, to $24.4 million for the quarter ended April 2, 2005 from $24.8 million in the same period last year. Our spending during the third fiscal quarter reflected increased store labor hours necessary to support our store reset initiative more than offset by continued savings during non -peak holiday selling weeks, reduced labor due to lower sales volumes and timing of certain other costs.

	Portion of Total Change
Component	Increase/(Decrease)	Reason for Increase/(Decrease):

	(In millions)
Variable store operating cost	$(0.4)	Due to lower total sales: same and new store sales.
Payroll and fringe benefit	1.0	Due primarily to store labor hours required for the store resets as well as higher costs of fringe benefits, partially offset by reduced estimates of year end employee compensation.
Payroll — labor efficiencies	(0.6)	Due primarily to labor efficiencies from systems and supply chain initiatives.
Other operating costs	(0.3)	Due primarily to the timing of physical inventory fees compared to last year, partially offset by increased charge card fees.

Total	$(0.3)

      Company-owned store (loss) profit contribution as a percent of net sales was (3.8%) for the third quarter of Fiscal 2005 compared with 1.5% in the same period last year. Company-owned store profit contribution decreased $5.0 million during the third quarter of Fiscal 2005 to a loss contribution of $3.5 million compared to profit contribution of $1.5 million during the same period last year.
      General and administrative expenses were 11.3% and 8.7% of net sales for the third quarter of Fiscal 2005 and Fiscal 2004, respectively. As shown in the table below, general and administrative expenses increased $1.8 million to $10.3 million for the third quarter of Fiscal 2005 from $8.5 million in the same period last year.

	Portion of Total Change
Component	Increase/(Decrease)	Reason for Increase/(Decrease):

	(In millions)
Payroll and fringe benefits	$1.2	Due to increased corporate staffing and related staffing costs to support the transitioning of our product assortment and logistics and information systems initiatives, as well as increased fringe benefits and severance related to our departed CEO, partially offset by reduced estimates of year-end employee compensation.
Occupancy	0.2	Due to additional corporate office space.
Other	0.4	Due to the discontinuation of management fee income related to the ad-fund as well as increased sales and use tax expenses relating to state audits.

Total	$1.8

      During the third quarter of Fiscal 2004, we recorded a pre-tax charge of $4.1 million related to the settlement payments, attorneys’ fees and estimated expenses of administering the settlement of the lawsuit regarding California overtime wage and hour laws. See Note 7 in the condensed consolidated financial statements included herein.
      Franchising. Product sales through the distribution network for the third quarter of Fiscal 2005 were $6.7 million, including $5.5 million relating to product and inbound freight and $1.2 million of service and reimbursable charges. Cost of goods expenses during the third quarter of Fiscal 2005 were $5.6 million, including $4.8 million related to product and inbound freight and $0.8 million of distribution center expenses.
      Franchise transportation and other selling expenses for the third quarter of Fiscal 2005 were $931,000 for the quarter.
      There were no franchise fees recognized in the third quarter of Fiscal 2005, compared with $80,000 recognized on two store opening in the same period last year. Royalty fees decreased 1.1% to $3.76 million in the third quarter of Fiscal 2005 from $3.81 million in the same period last year. This decrease was primarily due to the same store sales decrease of 7.4% for franchise stores for the third quarter of Fiscal 2005 which is partially offset by the increase of five franchise stores since the end of the same period last year as well as 12 franchise stores (acquired from the Company in 1999 as part of its restructuring), that were required to pay royalties in the third quarter of Fiscal 2005 due to the end of a five- year royalty free period for such stores.
      Other franchise expenses increased 15.4% to $2.3 million for the third quarter of Fiscal 2005 from $2.0 million for the third quarter of Fiscal 2004. This increase is primarily due to a larger corporate expense allocation that was allocated to the franchise segment during the fiscal quarter ended April 2, 2005.
      Franchise profit contribution was $1.6 million in third quarter of Fiscal 2005, a decrease of approximately $0.3 million from the same period last year. The decrease in franchise profit contribution is due to an increase in corporate expenses allocated to the franchise segment during the quarter.
      Interest (Income) Expense. We recorded net interest income of $44,000 for the third quarter of Fiscal 2005 as compared with net interest expense of $79,000 during the same period last year. We recorded net interest income mainly due to our higher average cash balance this quarter partially offset by interest expense. We had no advances under our Loan Agreement at any point during the third quarter of Fiscal 2005 and Fiscal 2004.
      Income Taxes. An income tax benefit of $4.9 million, or 40.5% of pre-tax loss, and $3.8 million, or 40.5% of pre-tax loss, was recorded in the third quarter of Fiscal 2005 and Fiscal 2004, respectively.
      Net (Loss) Income. As a result of the above factors, we recorded a net loss of $7.2 million, or $0.42 per diluted share, in the third quarter of Fiscal 2005, as compared with a net loss of $5.6 million, or $0.33 per diluted share, in the third quarter of Fiscal 2004. Weighted average diluted shares outstanding increased to 17.2 million in the third quarter of Fiscal 2005 from 17.0 million in the same period last year due to stock option exercises and participation in the employee and management stock purchase plans since March 27, 2004.

Fiscal Nine Months Ended April 2, 2005 Compared To Fiscal Quarter Ended March 27, 2004
      Retail. Net sales from Company-owned stores decreased 5.1% to $356.4 million for the nine months ended April 2, 2005 from $375.6 million in the same period last year. The 5.1% decrease in net sales resulted from a same store net sales decrease of 5.9% which was partially offset by net sales from new stores. Same store sales for non-seasonal merchandise decreased 6.7% due to the ongoing transition of this merchandise category, and same store sales for seasonal merchandise decreased by 4.7%, largely attributed to a decrease in Halloween and Christmas sales. Although the customer count in Company-owned stores, on a same store basis, decreased 6.3% during the nine months ended April 2, 2005, the same store average net sale per retail transaction increased 0.4% reflecting a lower level of discounting and promotional markdown activity compared with the same time last year. Seven stores joined the same store sales group during the nine months ended April 2, 2005. We opened one new store and closed three stores during the nine-months ended April 2, 2005, and opened eight new stores and closed one store during the same period last year.

      Gross profit as a percent of net sales was 31.9% for the nine months ended April 2, 2005 compared with 33.3% for the same period last year. As shown in the table below, gross profit decreased $11.6 million to $113.6 million during the nine months ended April 2, 2005 from $125.1 million in the same period last year.

	Portion of Total Change
Component	Increase/(Decrease)	Reason for Increase/(Decrease):

	(In millions)
Net sales impact on merchandise margins	$(6.4)	Due to lower total sales: same store and new store sales.
Merchandise margins (including distribution costs)	(1.3)	Due to clearance markdowns on products displaced by store resets and increased distribution costs because product volume throughput has not reached critical mass during our initial phase, partially offset by a reduction in promotional markdown activity reflecting a shift to less promotional pricing.
Occupancy and other costs	(3.9)	Due to higher fixed expenses associated with new stores and accelerated depreciable life of certain stores’ internal sign and graphics, partially offset by improved insurance claims experience.

Total	$(11.6)

      Store operating and selling expenses were 23.8% and 23.1% of net sales for the nine months ended April 2, 2005 and March 27, 2004, respectively. As shown in the table below, store operating and selling expenses decreased $2.0 million, or 2.3%, to $84.9 million for the nine months ended April 2, 2005 from $86.9 million in the same period last year. We incurred pre-opening expenses of $28,000 during the nine months ended April 2, 2005 for one new store opened during such period, while we incurred $474,000 during the same period last year for eight new stores opened during such period and one store that were opened later in Fiscal 2004. Pre-opening expenses include payroll and fringe benefits, as well as other operating costs.

	Portion of Total Change
Component	Increase/(Decrease)	Reason for Increase/(Decrease):

	(In millions)
Variable store operating costs	$(1.0)	Due to lower total sales; and new store sales.
Payroll and fringe benefit	1.0	Due primarily to store labor hours required for the store reset initiative as well as higher costs of fringe benefits partially offset by reduced estimates of year-end employee compensation.
Payroll — labor efficiencies	(1.9)	Due primarily to reduced labor costs from efficiency improvements in customer checkout, product replenishment, store receiving and logistics, and inventory management.
Other operating costs	(0.1)	Due primarily to increased advertising and increased charge card fees, more than offset by a gain realized on one store closing in the first quarter and a reduction in other store expenses.

Total	$(2.0)

      Company-owned store profit contribution as a percent of net sales was 8.0% for the nine months ended April 2, 2005 compared with 10.2% in the same period last year. Company-owned store profit contribution decreased $9.6 million during the nine months ended April 2, 2005 to $28.6 million from $38.2 million during the same period last year.
      General and administrative expenses were 8.6% and 6.4% of net sales during the nine months ended April 2, 2005 and March 27, 2004, respectively. As shown in the table below, general and administrative expenses increased $6.5 million to $30.7 million for the nine months ended April 2, 2005 from $24.2 million in the same period last year.

	Portion of Total Change
Component	Increase/(Decrease)	Reason for Increase/(Decrease):

	(In millions)
Payroll and fringe benefits	$3.6	Due to increased corporate staffing and related staffing costs to support the transition of our product assortment and logistics and information systems initiatives as well as increased fringe benefits and severance for the departed CEO, partially offset by reduced estimates of year-end employee compensation.
Occupancy	1.7	Due to additional corporate office space.
Professional fees	0.3	Due to increased one-time expenditures related to our store re-set initiative as well as increased miscellaneous professional fees.
Other	0.9	Due to the discontinuation of management fee income related to the ad-fund as well as increased sales and use tax expenses relating to state audits.

Total	$6.5

      During the third quarter of Fiscal 2004, we recorded a pre-tax charge of $4.1 million related to the settlement payments, attorneys’ fees and estimated expenses of administering the settlement of the lawsuit regarding California overtime wage and hour laws. See Note 7 in the condensed consolidated financial statements included herein.
      Franchising. The product and logistics servicing of franchisees began in the third quarter of Fiscal 2005, and therefore revenues and expenses relating to these services are the same as reported above for the third quarter of Fiscal 2005.
      Franchise fees recognized on three store openings were $120,000 during the nine months ended April 2, 2005, compared with $568,000 recognized on 15 store openings in the same period last year. Royalty fees increased 1.2% to $15.1 million for the nine months ended April 2, 2005 from $14.9 million in the same period last year. This increase was primarily due to eight franchise store openings since the end of the same period last year and 12 franchise stores (acquired from us in 1999 as part of our restructuring) that were required to pay royalties in the third quarter of Fiscal 2005 due to the end of a five-year royalty free period partially offset by the same store sales decrease of 4.0% for the franchise stores during the nine months ended April 2, 2005.
      Other franchise expenses increased 13.5% to $6.0 million for the nine months ended April 2, 2005 from $5.2 million for the same period last year. This increase is primarily due to a larger corporate expense allocation.
      Franchise profit contribution decreased 8.3% to $9.4 million during the nine months ended April 2, 2005 from $10.3 million in the same period last year. The decrease in franchise profit contribution is primarily due to an increase in corporate expense allocations that were allocated to the franchise segment during the nine months ended April 2, 2005, partially offset by an increase in royalty fees.
      Interest (Income) Expense. We recorded net interest income of $12,000 for the nine months ended April 2, 2005 as compared with net interest expense of $391,000 during the same period last year. This is mainly due to increased interest income from a higher average cash balance as well as overall lower interest expense. We had no advances under our Loan Agreement at any point during the nine months ended April 2, 2005 compared with minimal average borrowings during the same period last year.
      Income Taxes. Income tax expense of $3.0 million, or 40.5% of pre-tax income, and $8.0 million, or 40.5% of pre-tax income, was recorded for the nine months ended April 2, 2005 and March 27, 2004, respectively.
      Net Income. As a result of the above factors, we recorded net income of $4.4 million, or $0.22 per diluted share, for the nine months ended April 2, 2005, as compared with $11.8 million, or $0.60 per diluted share, for the same period last year. Weighted average diluted shares outstanding increased to 19.8 million for the nine months ended April 2, 2005 from 19.6 million in the same period last year due to the stock option exercises and participation in the employee and management stock purchase plans since March 27, 2004.
Liquidity and Capital Resources
      Our cash requirements have historically been for working capital, the opening of new stores, the improvement and expansion of existing facilities and the improvement of information systems. These cash requirements have been met through cash flow from operations and borrowings under our credit facilities. At April 2, 2005, working capital was $42.6 million compared with $29.9 million in the same period last year. Our ending cash and cash equivalents balance at April 2, 2005 was $14.3 million as compared with $15.8 million at March 27, 2004.
      Our current priorities for the use of cash are primarily for investments in working capital and value-added capital projects including, in particular, investments in technology to improve merchandising and distribution, cost reduction initiatives, improve efficiencies and assist each store to better serve its customers. In addition, we anticipate funding the settlement of the $5.5 million California overtime wage class action during the fourth quarter of Fiscal 2005. Key initiatives include:

•	our logistics initiative, pursuant to which we have outsourced the management of our centralized warehousing and distribution facilities and are implementing a new distribution network;

•	servicing our franchise owners participating in the distribution network;

•	revitalizing our brand and retail environment through re-merchandising our stores;

•	implementing new merchandising systems;

•	transitioning to our new corporate headquarters;

•	evaluating our current and future store locations; and

•	improving customer service at the stores.
      We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under the Loan Agreement, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with systems development, the logistics initiative and store improvements. We expect to invest between $12 million and $15 million in capital projects during Fiscal 2005, in aggregate of which $8.9 million has been invested through the third fiscal quarter of Fiscal 2005.
      We currently have no borrowings under our Loan Agreement and have minimal debt, which permits us to consider a wide variety of corporate initiatives intended to improve shareholder value, although there is no assurance that any specific initiative will be pursued or consummated.

Key Indicators of Liquidity and Capital Resources
      The following table sets forth key indicators of our liquidity and capital resources (in thousands):

	Fiscal Quarter Ended		Nine Months Ended

	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$14,253	$15,773	$14,253	$15,773
Working capital	42,596	29,946	42,596	29,946
Total assets	198,440	169,420	198,440	169,420
Advance under Loan Agreement	—	—	—	—
Stockholders’ equity	102,610	93,101	102,610	93,101
Other Information:
Depreciation and amortization	$4,075	$4,614	$12,963	$12,306
Cash Flows (Used In) Provided By:
Operating activities	$(31,848)	$83	$(5,789)	$34,807
Investing activities	(3,374)	(5,109)	(8,605)	(8,638)
Financing activities	293	249	802	(13,768)

Total cash (used in) provided by the Company	$(34,929)	$(4,777)	$(13,592)	$12,401

      Operating Activities. For the nine months ended April 2, 2005, cash used in operating activities was $5.8 million compared to cash provided by operating activities of $34.8 million for the same period last year. The cash used in operating activities was primarily due to investments in inventory as we introduced new product, enhanced inventory levels in stores and began servicing franchisees with products (resulting in franchisee receivables). These investments were partially offset by increases in accounts payable relating to new product and by lower net income.
      Investing Activities. Cash used in investing activities for the nine months ended April 2, 2005 and March 27, 2004 was $8.6 million for each period. Cash used in investing activities for the nine months ended April 2, 2005 was primarily attributable to leasehold improvements and furniture and fixtures of $4.6 million for the corporate headquarters and new and existing stores, development costs for our management information systems of $2.1 million and implementation costs of our logistics and franchise distribution initiatives of $2.2 million, partially offset by $250,000 of proceeds from the closure of one store. Cash used in investing activities for the nine months ended March 27, 2004 was primarily attributable to leasehold improvements and furniture and fixtures of $4.4 million for the corporate headquarters and new and existing stores and development costs for our management information systems of $4.2 million. During the nine months ended April 2, 2005, we had cash payments for purchase of investments in auction rate securities in the aggregate of $123.1 million, while we also had corresponding cash receipts for the sales of these auction rate securities in the aggregate of $123.1 million. At the end of the third quarter of Fiscal 2005, we had no investments in auction rate securities.
      Financing Activities. Cash provided by financing activities was $800,000 for the nine months ended April 2, 2005 compared with cash used in financing activities of $13.8 million for the same period last year. We had no advances under our Loan Agreement at the end of the third quarter of Fiscal 2005. The cash used in financing activities during the nine months ended March 27, 2004 was primarily from a net payment of $11.2 million under the Loan Agreement and cash overdrafts of $4.0 million.
      Loan Agreement. At April 2, 2005 and April 29, 2005, we had no balance outstanding under the Loan Agreement. Under the terms of the Loan Agreement, we may from time to time borrow amounts based on a percentage of our eligible inventory and credit card receivables, up to a maximum of $65 million at any time outstanding, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. We have the option, based on our liquidity needs, to borrow at (i) the adjusted Eurodollar rate per annum plus the applicable margin, which is currently at 1.25% (which in the aggregate under the Loan Agreement was 2.87% for a 1 month term at April 2, 2005), or (ii) the prime rate per annum less the applicable margin, which is currently 0.25% (which in the aggregate under the Loan Agreement was 5.5% at April 2, 2005). The Loan Agreement matures on April 30, 2006, and borrowings are secured by a lien on substantially all of our assets. Based on a percentage of current eligible inventory and credit card receivables, we had $29.4 million and $27.2 million available to be borrowed under the Loan Agreement at April 29, 2005 and April 2, 2005, respectively.
      Warrants. There were no warrants exercised in Fiscal 2004 or during the first nine months of Fiscal 2005. As of April 2, 2005, we had 2,496,000 warrants outstanding at an exercise price of $1.07 per share.
EBITDA (Earnings before interest, taxes, depreciation and amortization)

	Fiscal Quarter Ended		Nine Months Ended

	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004

	(In thousands)
	(Unaudited)
EBITDA(a)	$(8,131)	$(4,654)	$20,316	$32,493
Most directly comparable GAAP measures:
Net (loss) income	$(7,233)	$(5,561)	$4,386	$11,779
Cash flows (used in) provided by operating activities	(31,848)	83	(5,789)	34,807

(a)	Our definition of EBITDA is earnings before interest, taxes, depreciation and amortization. We use EBITDA to determine a portion of our executive compensation, as our incentive compensation payments are partially based on our EBITDA performance measured against budget, and we believe EBITDA provides additional information for determining our ability to meet future debt service requirements. EBITDA is also widely used by us and others in our industry to evaluate and price potential acquisitions. Furthermore, EBITDA is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and to determine a company’s ability to service and/or incur debt. EBITDA should not be construed as a substitute for net (loss) income or net cash (used in) provided by operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing our operating performance, financial position and cash flows as EBITDA is not defined by generally accepted accounting principles. Our computation of EBITDA may not be comparable to similar titled measures of other companies.
      Because we consider EBITDA useful as an operating measure, a reconciliation of EBITDA to net (loss) income follows for the periods indicated:

	Fiscal Quarter Ended		Nine Months Ended

	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004

	(In thousands)
	(Unaudited)
EBITDA(a)	$(8,131)	$(4,654)	$20,316	$32,493
Depreciation and amortization	(4,075)	(4,614)	(12,963)	(12,306)
Interest income (expense), net	44	(79)	12	(391)
Benefit (provision) for income taxes	4,929	3,786	(2,979)	(8,017)

Net (loss) income	$(7,233)	$(5,561)	$4,386	$11,779

      Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our net cash (used in) provided by operating activities:

	Fiscal Quarter Ended		Nine Months Ended

	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004

	(In thousands)
	(Unaudited)
EBITDA(a)	$(8,131)	$(4,654)	$20,316	$32,493
Interest income (expense), net	44	(79)	12	(391)
Benefit (provision) for income taxes	4,929	3,786	(2,979)	(8,017)
Impairment of assets	161	—	161	—
Amortization of financing costs	40	40	120	120
Deferred rent	84	(86)	(328)	(326)
Deferred taxes	(1,208)	—	(2,074)	—
Stock-based compensation	32	270	43	418
Provision for doubtful accounts	280	58	231	(82)
Other	5	3	(90)	13
Changes in assets and liabilities:		—
Merchandise inventory	(17,381)	(823)	(29,609)	4,804
Accounts payable	(2,056)	1,388	18,837	(2,163)
Accrued expenses and other current liabilities	(6,987)	(5,464)	(2,985)	5,601
Other long-term liabilities	(51)	—	7	(119)
Other current assets and other assets	(1,609)	5,644	(7,451)	2,456

Net cash (used in) provided by operating activities	$(31,848)	$83	$(5,789)	$34,807

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

Contractual Obligations and Commercial Commitments
      As of April 2, 2005, our contractual obligations and commercial commitments are as follows (in thousands):

				Logistics
		Operating	Merchandise	Initiative		Capital
	Total	Leases(1)	Orders	Obligations	Auto Leases	Leases	Severance(2)

Fiscal year ending:
2005	$31,897	$11,890	$19,003	$675	$69	$43	$217
2006	49,881	46,329	—	2,700	181	181	490
2007	46,037	42,680	—	2,700	129	528
2008	34,262	34,255	—	—	7	—	—
2009	22,176	22,176	—	—	—	—	—
Thereafter	55,932	55,932	—	—	—	—	—

Total minimum payments	$240,185	$213,262	$19,003	$6,075	$386	$752	$707

(1)	We are also obligated for guarantees, subleases or assigned lease obligations for 23 of the franchise stores through 2011. The majority of the guarantees, subleases and assigned lease obligations were given when we sold stores in 1999 as part of its restructuring. The guarantees, subleases and assigned lease obligations continue until the leases expire. The maximum amount of the guarantees, subleases and assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. As of April 2, 2005, the maximum amount of the guarantees, subleases and assigned lease obligations was approximately $12.9 million, which is not included in the table above.

The operating leases included in the above table do not include contingent rent based upon sales volume, which represented less than 1% of minimum lease obligation in Fiscal 2004, or other variable costs such as maintenance, insurance and taxes, which represented approximately 5.9% of minimum lease obligations in Fiscal 2004.

(2)	The severance obligations specified in the table above is for our former Chief Executive Officer. In addition, as of April 29, 2005 and April 2, 2005, we had an aggregate contingent liability of up to $1.9 million related to potential severance payments for 17 employees pursuant to their respective employment agreements. We are not currently aware of any event that would trigger such $1.9 million contingent liability.

      We closed one store during the third quarter of Fiscal 2005 and three stores for the nine months ended April 2, 2005, as compared to no store closings during the third quarter of Fiscal 2004 and one store closing for the nine months ended March 27, 2004. A reserve of $871,000 has been recorded for future rent, property tax and utility payments for one store closed in Fiscal 2005 and two stores closed in prior fiscal years. We do not expect to incur significant additional exit costs relating to these closures.
      On September 16, 2004, we entered into a new corporate office lease for 106,000 square feet of office space. The initial term is for 12 years, with two five-year renewal options. The lease contains escalation clauses and obligations for reimbursement of common area maintenance and real estate taxes. The lease for our current corporate headquarters expired in December 2004, but we negotiated an extension of such lease to expire in August 2005. As part of the lease extension, we will incur increased rent after August 2005 if we continue to occupy the existing corporate headquarters. We intend to relocate to our new corporate headquarters by the end of the first quarter of Fiscal 2006, and intend to vacate our current corporate headquarters thereafter.
      We enter into arrangements to purchase merchandise up to eight months in advance of expected delivery. Historically, these purchase commitments did not contain any significant termination payments or other penalties if cancelled. Certain of these purchase commitments may obligate us to specified quantities, even if desired quantities change at a later date. As of April 2, 2005, we had approximately $19.0 million of propriety product for which we have made purchase arrangements.

      Logistics initiative obligations include a commitment for the purchase of selected equipment and services associated with the operation of the distribution centers.
      At April 2, 2005, we operated a fleet of 36 leased motor vehicles, primarily for the district managers and regional management. The terms of these leases generally run for 36 months and expire at various times through December 2007.
      We have entered into a capital lease arrangement with a third party provider that involves dedicated assets needed for our logistics initiative. As of April 2, 2005, the contractual obligation of this capital lease is equal to $795,000, which includes $43,000 of imputed interest. The remaining current and long-term portion of this capital lease liability, excluding imputed interest, is $177,000 and $575,000, respectively.
      Pursuant to the terms of the Loan Agreement, we had a standby letter of credit of $5.7 million and $3.7 million outstanding at April 29, 2005 and April 2, 2005, respectively, relating to general liability and workers compensation insurance which is not reflected in the above table. The increase is due to the addition of a new policy year for general liability and workers compensation insurance.
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
      In March 2005, the FASB issued Interpretation No. 47 (“Interpretation No. 47”) “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. Interpretation No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We have determined that Interpretation No. 47 will not have a material impact on our condensed consolidated results of operation, financial position or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      In the normal course of doing business, we are exposed to interest rate change and market risk. Our business is seasonal and our borrowing patterns follow such seasonality. Debt balances generally go up in the spring and down in the fall. All of our available borrowings under the Loan Agreement are at variable rates. We have the option, based on our liquidity needs, to borrow at (i) the adjusted Eurodollar rate per annum plus the applicable margin, which is currently at 1.25% (which in the aggregate under the Loan Agreement was 2.87% for a 1 month term at April 2, 2005), or (ii) the prime rate per annum less the applicable margin, which is currently 0.25% (which in the aggregate under the Loan Agreement was 5.5% at April 2, 2005) and, therefore, any sudden material increase in the Eurodollar rate or prime rate in a peak borrowing period may negatively impact our short term results. However, because we pay our outstanding debt down quickly, such an increase would not affect us unless it was very large. A hypothetical 1.0% increase or decrease in interest rates in the associated debt’s variable rate would not materially affect our results of operations or cash flows.

Item 4.	Controls and Procedures
      Evaluation of disclosure and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to our management, including our Chairman of the Executive Committee and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chairman of the Executive Committee and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our management, including our Chairman of the Executive Committee and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.
      Internal Control over financial reporting. There has been no change in our internal control over financial reporting during the fiscal quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies and procedures or in other areas that could significantly affect our internal control over financial reporting.
      Beginning in Fiscal 2005, Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires that our management conduct annual assessments of the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a report of their assessment in our Annual Report on Form 10-K. In addition, our independent registered public accounting firm is required to express an opinion as to management’s assessment as well as the effectiveness of the Company’s internal control over financial reporting based on its audit. The Company has devoted and continues to devote substantial time and resources in order to comply with these requirements for the first time. Although the Company has not completed the very extensive review and testing of its internal controls over financial reporting as mandated by the Sarbanes-Oxley Act of 2002, no issues have been identified to date which the Company believes, either individually or in the aggregate, would constitute a material weakness in its internal controls over financial reporting. However, there can be no assurance that management or our independent registered public accounting firm will be able to complete this process on a timely basis or ultimately conclude that internal controls are effective as defined by Section 404.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings
      The information set forth in Note 7 in the condensed consolidated financial statements included herein is hereby incorporated by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      In September 2001, the Board of Directors authorized us to repurchase up to $15 million of our outstanding common stock at a price not to exceed $7.00 per share, which was amended on February 7, 2003 to a price not to exceed $10.00 per share. Stock repurchases are made at the discretion of management. There were no stock repurchases during the nine months ended April 2, 2005. As of April 2, 2005, we had purchased 747,012 shares for an aggregate amount of $5.9 million or 39.6% of the total amount to be purchased.

Item 3.	Defaults Upon Senior Securities
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits
      The exhibits required to be filed as part of this report on Form 10-Q are listed in the attached Exhibit Index.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARTY CITY CORPORATION

By	/s/ Michael E. Tennenbaum

Michael E. Tennenbaum
Chairman of the Executive Committee
(principal executive officer)

By	/s/ Gregg A. Melnick

Gregg A. Melnick
Chief Financial Officer
(principal financial officer)
Date: May 12, 2005

EXHIBIT INDEX

Exhibit
No.

3.1		Amended and Restated Certificate of Incorporation of the Company, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 17, 2004 (the “S-1”).

3.2		Bylaws of the Company as amended, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 12, 2003 (the “November 2003 10-Q”).

4.1		Specimen stock certificate evidencing the Common Stock, incorporated by reference from the Company’s Registration Statement as amended on Form S-1 Number 333-00350 as filed with the SEC on January 18, 1996 (the “S-1”).

10.1		Form of Unit Franchise Agreement entered into by the Company and franchisees, incorporated by reference from the S-1.

10.2		Amended and Restated Investor Rights Agreement, dated as of August 18, 2003, by and among the Company and the Investors, incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the SEC on September 26, 2003 (the “September 2003 10-K”).

10.3		Description of oral consulting agreement between the Company and Ralph Dillon, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 13, 2001.

*10	.4	Consulting agreement between the Company and Dillon Associates Retail Consultants, dated April 12, 2005.

10.5		Employment Agreement of Steven Skiba, dated as of November 29, 2002, by and between the Company and Steven Skiba, incorporated by reference from the September 2003 10-K.

10.6		Employment Agreement of Linda Siluk, dated as of November 7, 2003, by and between the Company and Linda M. Siluk, incorporated by reference from the November 2003 10-Q.

10.7		Employment Agreement of Warren Jeffrey, dated as of November 7, 2003, by and between the Company and Warren Jeffery, incorporated by reference from the November 2003 10-Q. This Employment Agreement was terminated as of January 8, 2005, as specified in the Company’s Current Report on Form 8-K as filed with the SEC on December 30, 2004.

10.8		Employment Agreement of Richard H. Griner dated as of January 12, 2004, by and between the Company and Richard H. Griner, incorporated by reference from the February 2004 10-Q.

10.9		Employment Agreement of Gregg A. Melnick, dated as of September 7, 2004, by and between the Company and Gregg A. Melnick incorporated by reference from the Company’s Current Report on Form 8-K as filed on September 9, 2004.

10.10		Separation Agreement of Linda M. Siluk, dated as of September 30, 2004, by and between the Company and Linda M. Siluk, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2004.

10.11		Employment Agreement of Lisa Laube, dated as of April 26, 2004, by and between the Company and Lisa Laube incorporated by reference from the Company’s Current Report on Form 10-Q as filed with the SEC on November 12, 2004.

10.12		Employment Agreement of Nancy Pedot, dated December 23, 2004, by and between the Company and Nancy Pedot, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on December 27, 2004.

10.13		Management Stock Purchase Plan of the Company, incorporated by reference from the Registration of Form S-8 as filed with the SEC on July 23, 2001.

10.14		Employee Stock Purchase Plan of the Company, incorporated by reference from the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, included within Form 14-A as filed with the Commission on October 18, 2001.

Exhibit
No.

10.15		Amended and Restated 1994 Stock Option Plan, incorporated by reference from the Registration of Form S-8 as filed with the SEC on January 9, 1997.

10.16		1999 Stock Incentive Plan (Amended and Restated as of October 17, 2003), incorporated by reference from the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders included within Form 14-A as filed with the SEC on October 20, 2003.

10.17		Form of Employee Stock Option Agreement (1999 Stock Incentive Plan) incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 10, 2005.

10.18		Forms of Non-Employee Director Stock Option Agreement (1999 Stock Incentive Plan) incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 10, 2005.

10.19		Summary of Fiscal Year 2005 Corporate Bonus Plan incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 10, 2005.

10.20		Compensation Payable to Non-Employee Directors incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 10, 2005.

10.21		Loan and Security Agreement (the “Loan Agreement”), dated January 9, 2003, by and between the Company and Wells Fargo Retail Finance, LLC (“WFRF”), as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on January 10, 2003.

10.22		First Amendment to the Loan Agreement (included herein as Exhibit 10.20), dated February 10, 2005 by and between the Company and Wells Fargo Retail Finance, LLC incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 10, 2005.

10.23		Stock Pledge Agreement, dated January 9, 2003, by and among the Company, Party City Michigan, Inc. (“PCMI”) and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

10.24		Trademark Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

10.25		Copyright Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

10.26		Guaranty and Security Agreement, dated January 9, 2003, by and between PCMI and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

10.27		Agreement of Lease, dated September 16, 2004, by and between the Company and North Jersey Green 501, LLC, for the Company’s new corporate headquarters, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on September 20, 2004.

10.28		First Modification of Agreement of Lease (included herein as Exhibit 10.26), dated January 26, 2005 by and between the Company and North Jersey Green 501, LLC incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 10, 2005.

*15	.1	Awareness Letter of Deloitte & Touche LLP.

*31	.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.

*32	.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Party City Corporation
Rockaway, New Jersey
      We have reviewed the accompanying condensed consolidated balance sheets of Party City Corporation and subsidiary as of April 2, 2005 and March 27, 2004, and the related condensed consolidated statements of operations for the quarter and nine months ended April 2, 2005 and March 27, 2004 and condensed consolidated statements of cash flows for the nine months ended April 2, 2005 and March 27, 2004. These interim financial statements are the responsibility of the Company’s management.
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
      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Party City Corporation and subsidiary as of July 3, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated September 7, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 3, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
New York, New York
May 10, 2005