Form 10-K
period 2005-07-02
PARTY CITY CORP
filed 2005-09-15
CIK 1005972

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2005
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
Common Stock, par value $0.01 per share
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☐
      The aggregate market value of the registrant’s voting and non-voting common stock, $0.01 par value, held by non-affiliates of the registrant on December 31, 2004, based on the closing sale price on such date, was approximately $178,853,096.
      The number of outstanding shares of the registrant’s common stock as of August 30, 2005 was 18,051,357.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders for the fiscal year ended July 2, 2005 are incorporated by reference into Part III.

      References throughout this document to the “Company” include Party City Corporation and its wholly owned subsidiary. In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Annual Report on Form 10-K has been written in the first person. In this document the words “we,” “our,” “ours” and “us” refer only to Party City Corporation and its wholly owned subsidiary and not to any other person.
      Our website — www.partycity.com — provides access, free of charge, to our Securities and Exchange Commission (“SEC”) reports as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC, including Proxy Statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports. The reference to our website address in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information contained on such website is not part of this Annual Report on Form 10-K.
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

PART I
Forward-Looking Statements
      This Annual Report on Form 10-K (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The forward-looking statements may be identified by forward-looking terminology such as “estimate,” “project,” “expect,” “believe,” “may,” “will,” “intend” or similar statements or variations of such terms. Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual results in future periods to differ materially from forecasted results. Those risks and uncertainties include, among other things, the effect of price and product competition in the party goods industry in general and in our specific market areas, our ability to anticipate customer demand for products and to design and develop products that will appeal to our customers, our ability to open new stores successfully, our ability to continue to successfully implement our distribution system and to implement our merchandise replenishment and other software systems, the availability and terms of capital to fund capital improvements, acquisitions and ongoing operations, our ability to manage successfully our franchise program, our ability to improve our fundamental business processes, including, but not limited to inventory sourcing, to reduce costs throughout our organization, our ability to attract and retain qualified personnel, changes in costs of goods and services and economic conditions in general and/or to identify, execute and integrate acquisitions and to realize synergies. See Part I, Item 1. “Business-Risk Factors” beginning on page 10 for further information on such risks and uncertainties. Furthermore, additional information concerning certain risks and uncertainties that could cause our actual results to differ materially from those projected or suggested may be identified from time to time in our SEC filings and our public announcements. You are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this release, and we have no obligation or intention to update or revise such forward-looking statements.

Item 1.	Business
Introduction
      Party City Corporation operates specialty retail party supply stores in the United States. We operate corporate-owned stores and we sell franchises on an individual store and franchise area basis throughout the United States and Puerto Rico. We believe that we are the nation’s largest retail party goods chain. Our focus is on providing our customers with broad assortments, deep in-stock positions and a compelling price-value proposition. We authorized our first franchise store in 1989 and opened our first Company-owned store in January 1994.
      As of July 2, 2005, our network consisted of 502 stores, with 247 Company-owned stores and 255 stores owned by franchisees. Our stores typically range in size from 10,000 to 12,000 square feet. The stores offer a broad selection of brand name and private label merchandise for a wide variety of seasonal and non-seasonal occasions, including Halloween, Christmas, New Year’s Eve, the Super Bowl, St. Patrick’s Day, Summer Luau, birthdays, graduations, weddings and baby showers. Non-seasonal merchandise generally accounts for approximately two-thirds of annual retail net sales, with birthdays being the largest non-seasonal theme and Halloween representing the largest seasonal occasion.
      We report two segments — retail and franchising. The retail segment generates revenue primarily through the sale of third-party branded party goods through Company-owned stores. The franchising segment generates revenue through the assessment of an initial one-time franchise fee, ongoing royalty payments based on retail sales, and sales of product and services through our distribution network. See Note 16 to our consolidated financial statements included herein for key financial information relating to our business segments.
      Our fiscal year ends the Saturday nearest to June 30. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52- or 53-week period, as applicable, ending the Saturday nearest to June 30. Unless otherwise stated, the financial results presented for the year ended July 2, 2005, July 3, 2004 and June 28, 2003 are based on a 52-week period, 53-week period and 52-week period, respectively. Party City Corporation was incorporated in the State of Delaware in 1996 and is headquartered in Rockaway, New Jersey.
Business Strategies
      Our objective is to maintain and expand our position as a leading national chain of party supply stores, while internally improving our operating efficiencies, profitability and cash flows and, therefore, shareholder value. Key components of our business strategy include the following:

Offer a Broad Selection of Merchandise. We provide customers with convenient one-stop shopping for party supplies, and we offer what we believe is one of the most extensive selections of party supplies available. The typical Party City store offers a broad selection of brand name and private label merchandise consisting of more than 15,000 active items. During Fiscal 2005, we began and completed a process of introducing new products and coordinated assortments within most product categories, introducing significant amounts of new seasonal and non-seasonal product throughout the past fiscal year.

Maintain Value Price Position. We use the aggregate buying power of approximately 500 Company-owned stores and franchise store network, which allows us to offer a broad line of high quality merchandise at low prices. We believe we reinforce customers’ expectations of value through our advertising and marketing campaigns, which emphasize the byline “The Discount Party Superstore” in our customer communications. We recently reinstated a series of key “equity pricing statements” reflecting a commitment to offer customers specified percentage savings off the manufacturers’ suggested retail prices. We also maintain a lowest price guarantee policy in Company-owned stores, and we suggest our franchisees adhere to such a policy. This policy guarantees that Party City stores will meet or beat the advertised prices of competitor’s products.

Expand Network of Convenient Store Locations. Although we believe that our stores typically are destination shopping locations, we seek to maximize customer traffic and quickly build the visibility of new stores by situating our stores in high traffic areas. Site selection criteria include: population density, demographics, traffic counts, location of complementary retailers, storefront visibility and presence (either in a stand-alone building or in dominant power strip shopping centers), competition, lease rates and accessible parking. We believe there are an extensive number of suitable domestic locations available for future stores, and we plan to open between 10 and 15 new Company-owned Party City stores and approximately five franchise stores during Fiscal 2006. Two of the Company-owned new stores are expected to open prior to Halloween 2005 (first quarter of Fiscal 2006), while the majority of the stores will open in the latter part of Fiscal 2006. In addition, we are conducting a test program for temporary Halloween stores under the Halloween Costume Warehouse brand from the beginning of September through early November 2005, with approximately 10 temporary Company-operated stores and five temporary stores to be operated by franchisees.

Provide Excellent Customer Service. We view the quality of our customers’ shopping experience as critical to our continued success, and we are committed to making shopping in our stores an enjoyable experience. For example, at Halloween, our most important selling season, each store significantly increases the number of sales associates. We hire and train qualified store managers and other personnel committed to serving our customers and compensate them based on performance measures in order to enhance the customer-service oriented culture in our stores.

Operate Effective Logistics and Information Systems. We believe that an effective logistics and systems infrastructure is necessary to operate our business in a cost-efficient manner, while enabling us to properly plan, allocate and distribute merchandise and enhance in-store selling and customer service by centralizing functions that otherwise would have to be performed by store personnel. Starting in July 2004, we began shifting deliveries of certain products from a direct-to-store model to centralized distribution centers operated by third parties with the objective of facilitating lower freight costs through shipping efficiencies and lower purchase prices. In light of the evaluation of strategic alternatives by the Board of Directors, we are currently reviewing the timing of the next phase of our logistics initiative, but anticipate the full transition from direct-to-store delivery to centralized distribution could be completed within the next two to three years. In recent years we also have upgraded our point of sale (POS) and other information systems, which will allow us to continue to use technology to enhance our business practices. In the second quarter of Fiscal 2006, we will begin to install a software system that will further automate the merchandise replenishment, forecasting and planning functions.

Strategic Priorities for Fiscal 2006

•	to return to positive same-store sales comparisons on a consistent basis, by increasing both customer traffic and the average transaction;

•	to improve margins through sales growth as well as leveraging our prior investments in logistics and systems;

•	to foster a more direct, in-depth relationship with our customers through our marketing efforts; and

•	to improve customer service by using our systems and distribution infrastructure to further centralize tasks that otherwise would be done at the store level.
Store Counts and Locations
      Party City Stores. There were 502 and 494 Party City stores open in the United States and Puerto Rico as of July 2, 2005 and August 30, 2005, respectively. Of these, 247 were Company-owned as of July 2, 2005 and August 30, 2005, and 255 and 247 were operated by our franchisees as of July 2, 2005 and August 30, 2005, respectively. Seven stores were closed as a result of Hurricane Katrina. We plan to open 10-15 new Company-owned stores and approximately five franchise stores in Fiscal 2006.
      The following table shows the change in Party City’s network of stores for the Fiscal Years 2001 through 2005.

	Fiscal Year

	2005	2004	2003	2002		2001

Company-owned:
Stores open at beginning of year	249	242	209	193		197
Stores opened	1	9	22	11		—
Stores closed	(3)	(2)	(2)	—		(2)
Stores acquired from franchisees	—	—	2	3		1
External acquisitions	—	—	11	2		—
Stores sold to franchisees	—	—	—	—		(3)

Stores open at end of year	247	249	242	209		193

Franchise:
Stores open at beginning of year	257	241	242	261		211
Stores opened	4	18	9	19		51
Stores closed	(6)	(2)	(8)	(35	)(a)	(3)
Stores purchased by the Company	—	—	(2)	(3)		(1)
Stores purchased by franchisees	—	—	—	—		3

Stores open at end of year	255	257	241	242		261

Total Company-owned and franchise stores	502	506	483	451		454

(a)	Our Canadian master franchisee filed for bankruptcy protection under Canadian law, closing 28 stores in Fiscal 2002.

      As of July 2, 2005, Party City stores were located in the following states and Puerto Rico:

State	Company-Owned	Franchise	Chain-Wide

Alabama	—	8	8
Arizona	—	9	9
Arkansas	—	3	3
California	52	13	65
Colorado	5	—	5
Connecticut	4	4	8
Delaware	—	1	1
Florida	13	39	52
Georgia	—	27	27
Hawaii	—	1	1
Illinois	22	—	22
Indiana	5	—	5
Kansas	—	4	4
Kentucky	1	—	1
Louisiana	3	8	11
Maryland	3	10	13
Massachusetts	5	—	5
Michigan	11	—	11
Minnesota	5	—	5
Mississippi	—	3	3
Missouri	4	1	5
Nevada	5	—	5
New Jersey	8	22	30
New Mexico	—	3	3
New York	32	17	49
North Carolina	—	18	18
Ohio	10	—	10
Oregon	—	4	4
Pennsylvania	9	16	25
Rhode Island	—	2	2
South Carolina	—	6	6
Tennessee	1	9	10
Texas	26	13	39
Utah	2	—	2
Virginia	6	8	14
Washington	14	1	15
Wisconsin	1	—	1
Puerto Rico	—	5	5

Total	247	255	502

      Halloween Costume Warehouse Stores. We are conducting a test program for temporary Halloween stores under the Halloween Costume Warehouse brand from early September through early November, with approximately 10 temporary stores to be Company-operated and five temporary stores to be operated by franchisees. The Company-owned stores will be located in California, Colorado, Michigan and Nevada, while the franchise-operated stores will located in Connecticut, Missouri, Pennsylvania and Tennessee.
Merchandising

Store Layout and Product Selection
      Our stores are designed to be fun and engaging and to create a compelling shopping experience for our customers. Our stores range in size from 6,750 to 19,800 square feet with a typical store size between 10,000 and 12,000 square feet. The stores are divided into various sections based upon product categories (see below) displayed to emphasize the breadth of merchandise available at a good value. In-store signage is used to emphasize our price-value position and make our stores easy to shop.
      During Fiscal 2005, we upgraded the presentation in the majority of our Company-owned stores, including cutting through long aisles where appropriate to allow customers to navigate the stores more easily and to provide increased exposure for featured products. We also repositioned merchandise categories to create adjacencies among items that are related by event or theme, thereby making it easier for customers to locate and purchase coordinated items.
      To maintain consistency throughout our store network, we maintain a list of approved items that are permitted to be sold in our stores. Franchise stores are required to follow these guidelines according to the terms of their franchise agreements. We maintain a standard store merchandise layout and presentation format to be followed by Company-owned and franchise stores. Any layout or format changes developed by us are communicated to the managers of stores on a periodic basis. See Part I, Item 1. “Business — Risk Factors — An effective franchise program is key to our success” for limitations on our ability to control our franchisees’ in-store standards.

Product Categories
      Although product assortment is continually refreshed and updated, our product categories remain consistent with our historical selection. The typical Party City store offers a broad selection of brand name and private label merchandise consisting of more than 15,000 active items. Non-seasonal merchandise historically represents two-thirds of a typical store’s selling space and annual net retail sales, while seasonal merchandise historically represents the remaining portion. We have over 40 product categories, each of which can be characterized into eight general themes:

Seasonal
      Halloween. This is our largest seasonal product category/theme. As a key component of our sales strategy, our stores provide an extensive selection of Halloween products. The stores also carry a broad array of related decorations and accessories for the Halloween season. Our Halloween merchandise is prominently displayed to provide an exciting and fun shopping experience for customers. As a key component of our sales strategy, our stores provide an extensive selection of Halloween products. The stores display Halloween-related merchandise throughout the year to position us as the customer’s Halloween shopping resource. For the past three fiscal years, our Halloween business represented between 19% and 20% of annual retail net sales.
      Other Seasonal. Customer purchases for other seasonal holidays and events compose a significant part of our business. This grouping of product categories includes Christmas, Hanukkah, New Year’s Eve, the Super Bowl, Valentine’s Day, St. Patrick’s Day, Thanksgiving, Passover, Easter, First Communion, Fourth of July and Summer Luau. In total, we support more than 17 holidays or seasons per year. Some of the major items within these categories are tableware, decorations, cutouts, lights, candy, toys and games and balloons tailored to a particular event.

Non-Seasonal
      Birthday. We have many product categories that generally relate to birthdays, making this theme the largest non-seasonal occasion in terms of net sales. Each birthday product category includes a wide assortment of merchandise to fulfill customer needs for celebrating birthdays, including invitations, thank you cards, tableware, hats, horns, banners, cascades, balloons, novelty gifts, piñatas, favors and candy.
      Balloons. The balloon grouping of product categories includes a wide selection of basic and decorative latex balloons in various sizes, colors and package sizes, as well as Mylar balloons in numerous sizes, shapes and designs relating to birthday, seasonal, anniversary and other themes.
      Baby/ Bridal/ Wedding/ Anniversary. This theme includes tableware, favors, accessories, and decorations for baby showers, bridal showers, anniversary celebrations and weddings. Stores also carry personalized invitation books containing numerous samples of customizable invitations from the leading invitation suppliers for sale at discount prices.
      Greeting Cards/ Gift Wrap. This grouping of product categories includes greeting cards from quality national card vendors and a wide assortment of gift bags, bows, tissue paper, ribbons, printed bags and wrapping paper, as well as customizable invitations.
      Party Basics/ Catering. Our stores carry a wide range of basic party supplies including brand name and private label paper and plastic plates, cups, napkins, cutlery and tablecovers. We also offer a broad assortment of catering supplies for individual use as well as institutional use.
      Party Themes. This grouping of product categories includes themes for party occasions that may occur at any time of the year, such as Sports, Rock “n’ Roll, Fiesta or Western. The grouping of product categories also includes general decorations and crepe paper.

Suppliers and Inventory
      The following represents suppliers from whom we purchased at least 5% of our merchandise:

Supplier	Products Supplied	Fiscal 2005	Fiscal 2004	Fiscal 2003

Amscan, Inc.	Paper products	24%	22%	23%
Hallmark Marketing Corp.	Paper products	6	6	6
Unique Industries, Inc.	Paper products	6	7	8
Rubies Costume Co. Inc.	Halloween costumes	5	7	6

Total		40%	42%	43%

Note:	The percentages above have been rounded to the nearest whole percentage; therefore the sum of exact percentages may differ slightly from the rounded totals provided.
      The loss of any of these suppliers could materially adversely affect our business, results of operations, financial condition and cash flow. We consider numerous factors in supplier selection, including, but not limited to, price, credit terms, product offerings and quality. As is customary in our industry, we generally do not have long-term contracts with any supplier and any supplier may discontinue selling to us at any time. See “Business — Risk Factors — If we lose any of our key vendors or any of our key vendors fail to supply us with merchandise, we may not be able to meet the demands of our customers and our sales could decline” for risks and uncertainties related to our suppliers.
      We strive to maintain sufficient inventory to enable us to provide a high level of service to our customers. Inventory, accounts receivable and accounts payable levels, payment terms and return policies are in accordance with the general practices of the retail party supply industry and standard business procedures. We negotiate pricing with suppliers on behalf of all stores in our network (Company-owned and franchise). We believe that our buying power enables us to receive favorable pricing terms and enhances our ability to obtain high demand merchandise.

Advertising and Marketing
      Our advertising focuses on promoting specific seasonal occasions as well as general themes, with a strong emphasis on our price-value positioning. Historically, we have advertised primarily via the use of free-standing inserts in newspapers throughout our market areas. Beginning in Fiscal 2006, we will be introducing additional marketing techniques to supplement the inserts, including outdoor, direct mail, newspaper and television advertising in selected markets, with the goal of increasing customer traffic and building our brand. We also will be placing particular emphasis on highly targeted relationship marketing efforts. For example, we have begun to offer a Birthday Club program. In conjunction with our marketing efforts, we have launched an upgraded Party City website that will better communicate products, party ideas and promotional offers, although it will not have e-commerce functionality initially.
Logistics
      Historically, all merchandise was shipped to our stores directly from our vendors. While avoiding the need for distribution centers, this can lead to inefficiencies in merchandise purchasing and delivery, while also creating congestion in stores as a result of inventory storage, requiring store personnel to devote significant time to product ordering and inventory management, and preventing optimization of freight costs from vendors. In July 2004, we began shifting our distribution model from direct-to-store delivery by vendors to a centralized distribution network operated by a third party. We lease two distribution centers, one in California and one in Pennsylvania. The distribution centers began serving Company-owned stores in July 2004 and began serving franchise stores in January 2005. Currently, our capabilities include handling single cartons of individual items from multiple vendors, as well as “cross-dock” merchandise from other vendors (i.e. flow product through the distribution centers to optimize outbound transportation costs to stores), as well as transporting such goods to the stores. This program supports weekly scheduling of store deliveries, further reducing store labor requirements and improving inventory accuracy. While product volume shipped through the distribution centers increased significantly at the end of the third quarter of Fiscal 2005, the economic benefits have not yet been reflected in our financial results. Because we use the weighted average cost method to account for inventory and cost of goods sold, our merchandise margin reflects a blend of the former and current cost structures. We anticipate that continued sell down of inventory acquired under the former cost structure, as well as continued throughput, will generate savings to more than offset operating costs of the centralized distribution system beginning in Fiscal 2006.
Information Systems
      We continually evaluate and upgrade our information systems to enhance the quantity, quality and timeliness of information available to management and to improve service at the store level. During Fiscal 2004 and 2005, we completed significant store and corporate system installations. The investment in our store and corporate information systems has improved certain store processes, such as customer check-out, product receiving, and inventory management, and contributed to a decline in store labor costs during Fiscal 2005. In addition, these investments have provided, and will continue to provide, the systemic foundation for our logistics initiative. We plan to implement new merchandise replenishment software beginning in the second quarter of fiscal 2006 to complement our distribution, planning and allocation initiatives. The system is intended to enhance the store replenishment function by improving in-stocks, leveraging our logistics infrastructure and allowing us to become more effective in our use of store labor.
Franchise Operations
      As of August 30, 2005, we had 247 franchise stores throughout the United States and Puerto Rico. Party City stores run by franchisees utilize our format, design specifications, methods, standards, operating procedures, systems and trademarks.
      We receive revenue from our franchisees, consisting of an initial one-time fee and ongoing royalty fees, and, beginning in the third quarter of Fiscal 2005, we commenced sales of product and services to the franchise stores in connection with our distribution initiatives. In addition, each franchisee has a mandated advertising budget, which consists of a minimum initial store opening promotion and ongoing local advertising and promotions. Further, the franchisee must pay an additional 1% of net sales to a Party City group advertising fund to cover common advertising materials related to the Party City store concept. Historically, to cover the expenses of fund administration, the Company has charged the advertising fund a management fee equal to 5% of the contributions. In Fiscal 2005, we discontinued the practice of charging the advertising fund a management fee. We do not offer financing to our franchisees for one-time fees and ongoing royalty fees; however, we do offer payment terms as it relates to product sales.
      Current franchise agreements provide for an assigned area or territory that typically equals a three-mile radius from the franchisee’s store location and the right to use the Party City logo and trademark “The Discount Party Super Store®.” In most stores, the franchisee or the majority owner of a corporate franchisee devotes full time to the management, operation and on-premises supervision of the stores or groups of stores.
      Although franchise locations are generally obtained and secured by the franchisee, pursuant to the franchise agreement we must approve all site locations. As franchisor, we also supply valuable and proprietary information pertaining to the operation of the Party City store business, as well as advice regarding location, improvements and promotion. We also supply consultation in the areas of purchasing, inventory control, pricing, marketing, merchandising, hiring, training, improvements and new developments in the franchisee’s business operations, and we provide assistance in opening and initially promoting the store.
      We continually focus on the management of our franchise operations, looking for ways to improve the collaborative relationship in such areas as merchandising, advertising and information systems.
      As of August 30, 2005, we had 13 territory agreements with certain franchisees. These agreements grant the holder of the territory the right to open one or more stores within a stated time period.
Competition
      We operate in highly competitive markets. Our stores compete with a variety of smaller and larger retailers, including, but not limited to, single owner-operated party supply stores, specialty party supply and paper goods retailers (including superstores), warehouse/merchandise clubs, designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains and catalog and Internet merchandisers. Major chain competitors in our market for specialty party supply and paper goods retailers include iParty Corp., Factory Card and Party Outlet Corp. and Party America, Inc. In addition, other stores or Internet merchandisers may enter the market and become significant competitors in the future. Our stores compete, among other things, on the basis of location and store layout, product mix, customer convenience and price. Some of our competitors in our markets have greater financial resources than we do.
      Management believes that Party City stores maintain a leading position in the party supply business by offering a wider breadth of merchandise than most competitors, greater selection within merchandise classes and low prices on most items in our stores. We believe that our significant buying power, which results from the size of our Party City store network, is an integral advantage.
Trademarks
      We own and permit our franchisees to use a number of trademarks and service marks registered with the United States Patent and Trademark Office, including Party City®, The Discount Party Super Store® and Halloween Costume Warehouse®.
Government Regulation
      As a franchisor, we must comply with regulations adopted by the Federal Trade Commission, such as the Trade Regulation Rule on Franchising, which requires us, among other things, to furnish prospective franchisees with a franchise offering circular. We also must comply with a number of state laws that regulate the offer and sale of our franchises and certain substantive aspects of franchisor-franchisee relationships. These laws vary in their application and in their regulatory requirements. State laws that regulate the offer and sale of franchises typically require us to, among other things, register before the offer and sale of a franchise can be made in that state and to provide a franchise offering circular to prospective franchises.
      State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states. Those laws regulate the franchise relationship, for example, by restricting a franchisor’s rights with regard to the termination, transfer and renewal of a franchise agreement (for example, by requiring “good cause” to exist as a basis for the termination and the franchisor’s decision to refuse to permit the franchisee to exercise its transfer or renewal rights), by requiring the franchisor to give advance notice to the franchisee of the termination and give the franchisee an opportunity to cure most defaults. To date, those laws have not precluded us from seeking franchisees in any given area and have not had a material adverse effect on our operations.
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
Employees
      As of July 2, 2005, we employed approximately 1,600 full-time and 2,500 part-time employees. We consider our relationships with our employees to be good. None of our employees are covered by a collective bargaining agreement.
      During Fiscal 2005, we continued to add people in key departments that had been understaffed, including merchandising, planning and allocation and logistics. We also restructured our corporate and regional offices and in the process eliminated approximately 30 staff positions or approximately 10% of corporate and regional headcount, as part of an effort to streamline operations and reduce corporate expenses where possible.
Risk Factors
      In addition to other matters identified or described by us in this Annual Report on Form 10-K and from time to time in other filings with the Securities and Exchange Commission, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by us or on our behalf. Certain, but not all, of these important factors, are described below.

We may not be able to successfully execute our key initiatives
      Beginning in the third quarter of Fiscal 2004, we have undertaken a series of related initiatives to make fundamental improvements in our business, profitability and cash flow. These initiatives have primarily focused on: improving the breadth of assortment and quality of our products and related product pricing; reconfiguring our in-store product layout to better align product categories and facilitate an easier shopping experience for our customers; improving logistics, including financial, distribution and inventory systems; and building our talent base.

      In connection with the implementation of these initiatives, we have generated significant initial investment expenses that are disproportionate to our sales performance. However, we anticipate these expenses will normalize over time. Most importantly, these initiatives are anticipated to improve customer experience and solidify brand recognition. We believe these initiatives along with increased promotional and advertising activity should provide the basis for improved financial performance during Fiscal 2006. Should our customers respond less favorably to our merchandise offerings, it could have a material adverse impact on our revenues and operating income.

An effective franchise program is key to our success
      Our growth and success depends in part upon our ability to contract with and retain qualified franchisees, as well as the ability of those franchisees to operate their stores and promote and develop our store concept. Although we have established criteria to evaluate prospective franchisees and our franchise agreements include certain operating standards, each franchisee operates independently. Applicable franchise laws may delay or prevent us from terminating a franchise or withholding consent to renew or transfer a franchise. As a franchisor, we are subject to federal and state laws regulating the offer and sale of franchises. These laws impose registration and extensive disclosure requirements on the offer and sale of franchises. We cannot assure you that our franchisees will operate stores in a manner consistent with our concept and standards, which could reduce the gross revenues of these stores and therefore reduce our franchise revenue. The closing of unprofitable stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.
      If we are unable to attract new franchisees or to convince existing franchisees to open additional stores, any growth in royalties from franchised stores will depend solely upon increases in revenues at existing franchised stores, which could be minimal. In addition, our ability to open additional franchise locations is limited by the territorial restrictions in our existing franchise agreements as well as our ability to identify additional markets in the United States that are not currently saturated with the products we offer. If we are unable to open additional franchise locations, we will have to sustain additional growth through acquisitions, opening new Company-owned stores and by attracting new and repeat customers to our existing locations. If we are unable to do so, our revenues and operating income may decline significantly.

A downturn in the economy may affect consumer purchases of discretionary items, which could reduce our sales
      In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation, weather and consumer confidence in future economic conditions. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or during periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues and profitability will decline. In addition, our sales could be adversely affected by a downturn in the economic conditions in the markets in which we operate.
      On August 28, 2005, Hurricane Katrina stormed through the southeastern section of the United States, severely impacting lives and businesses in the Gulf Coast area. One of our franchisees operates 18 stores in Louisiana, Alabama, Mississippi, and Florida. No corporate stores are operated in the affected areas. Seven stores are either damaged or destroyed, with all other stores having reopened. It is unknown at this time how long, if at all, it will take for these seven stores to recover, and for that reason these stores have been removed from our store count as of August 30, 2005. At this time we do not expect this occurrence to have a material impact on our consolidated results of operations, financial position or cash flows.

If we are unable to identify and anticipate changes in consumer demands and preferences, or we are unable to respond to such consumer demands in a timely manner, our sales could decline
      Our products appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Our success depends on our ability to identify product trends as well as to anticipate and respond to changing merchandise trends and consumer demand in a timely manner. We cannot assure you that we will be able to continue to offer assortments of products that appeal to our customers or that we will satisfy changing consumer demands in the future. In addition, if consumer demand for single-use, disposable party goods were to diminish, the party supply and paper goods industry and our revenues would be negatively affected. For example, if cost increases in raw materials such as paper, plastic, cardboard or petroleum were to cause our prices to increase significantly, consumers might decide to forgo the convenience associated with single-use, disposable products. Similarly, changes in consumer preferences away from disposable products and in favor of reusable products for environmental or other reasons could reduce the demand for our products. We also sell certain licensed products that are in great demand for short time periods, making it difficult to project our inventory needs for these products. Accordingly, if:

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

If we lose any of our key vendors or any of our key vendors fail to supply us with merchandise, we may not be able to meet the demands of our customers and our sales could decline
      Our business is dependent to a significant degree upon strong relationships with vendors and our ability to purchase brand name and private label merchandise at competitive prices. As is customary in our industry, we generally do not have long-term contracts with any supplier and any supplier may discontinue selling to us at any time. During Fiscal 2005, we purchased approximately 40% of the aggregate amount of our merchandise from four vendors. The loss of any of these key vendors could have a material adverse effect on our business, results of operations, financial condition and cash flow. We cannot guarantee that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future. In this regard, certain merchandise that is in high demand may be allocated by vendors based upon the vendors’ internal criteria that are beyond our control, and consequently we may receive less product than we anticipated.
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
      In addition, we believe many of our vendors source their products from China, Mexico and other foreign countries. A vendor may discontinue selling products manufactured in foreign countries at any time for reasons that may or may not be in our control, including foreign government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions and trade issues. If we are unable to replace a vendor promptly who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products, it could have a material adverse effect on our business, revenues and operating income.

We face a high level of competition in our markets
      We operate in highly competitive markets. Our stores compete with a variety of smaller and larger retailers, including, but not limited to, single owner-operated party supply stores, specialty party supplies and paper goods retailers (including superstores), warehouse/merchandise clubs, designated departments in drug stores, general mass merchandisers, supermarkets and department stores of local, regional and national chains and catalog and Internet merchandisers. Major chain competitors in our market for specialty party supply and paper goods retailers include iParty Corp., Factory Card and Party Outlet Corp. and Party America, Inc. In addition, other stores or Internet merchandisers may enter the market and become significant competitors in the future. Our stores compete, among other things, on the basis of location and store layout, product mix, customer convenience and price. Some of our competitors in our markets have greater financial resources than we do.
      As a result of this competition, we may need to spend more on advertising and promotion than we anticipate. We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could materially adversely affect our business, results of operations, cash flows and financial condition.

A Special Committee of our Board is considering various strategic alternatives, the consummation of which may have a material effect on our business and stock price
      During the third quarter of Fiscal 2005, we announced that our Board of Directors had formed a Special Committee consisting of certain of our independent directors to explore strategic alternatives, and that the Company had received inquiries from more than one entity interested in engaging in a strategic combination with Party City. Subsequently, we announced the engagement of Credit Suisse First Boston as our financial advisor to assist the Company in its exploration of strategic alternatives. Investors are cautioned that there can be no assurance that the consideration of strategic alternatives by the Special Committee will lead to any action by Party City, including a definitive proposal or agreement with respect to a strategic combination on terms that the Board of Directors believes will be in the best interests of the shareholders of Party City. If the Board of Directors approves any strategic alternative and such strategic alternative is consummated, it could have a material effect on our business and stock price.

We may need to raise additional capital to fund our operations
      Our management currently believes that the cash generated by operations, together with the borrowing availability under the Loan Agreement, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with technology to improve merchandising and distribution systems, support cost reduction initiatives, and improved efficiencies. However, if we are unable to generate sufficient cash from operations, we may be required to adopt one or more alternatives to raise cash, such as incur indebtedness, selling our assets, seeking to raise additional debt or equity capital or restructuring. If adequate financing is unavailable or is unavailable on acceptable terms, we may be unable to maintain, develop or enhance our operations, products and services, take advantage of future opportunities or respond to competitive pressures.

If we fail to protect our brand name, competitors may adopt tradenames that dilute the value of our brand name
      We have invested significant resources in our Party City brand name in order to obtain the public recognition that we currently have. However, we may be unable or unwilling to strictly enforce our trademarks in each jurisdiction in which we do business. Also, we may not always be able to successfully enforce our trademarks against competitors, or against challenges by others. Our failure to successfully protect our trademarks could diminish the value and efficacy of our past and future marketing efforts, and could cause customer confusion, which could, in turn, adversely affect our revenues and profitability.

Our operating results are subject to seasonal and quarterly fluctuations, as well as the timing of store openings and closings, which could cause the market price of our common stock to decline
      Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of our net sales, net income and cash flow in the second fiscal quarter of the year, principally due to the sales in October for the Halloween season and, to a lesser extent, due to sales for end of year holidays. We believe this general pattern will continue in the future. An economic downturn during this period could adversely affect us to a greater extent than if such downturn occurred at other times of the year. Our results of operations and cash flows may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings, store closings and timing of the potential disposition and acquisition of stores.
      We opened one new Company-owned store and closed three Company-owned stores in Fiscal 2005. In Fiscal 2006, we currently plan to open 10 temporary Halloween stores and as many as 10 to 15 conventional Company-owned stores, and we also expect some store closings and relocations. Our results of operations and cash flows may vary significantly as a result of the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-opening expenses associated with new stores and the relative proportion of new stores to mature stores. Any significant decline in our results of operations and cash flows as a result of these variations could adversely affect our stock price.

We may be unable to achieve our expansion plans for future growth
      Our continued growth will depend, in significant part, upon our ability to open new stores, such as those noted above, in a timely manner and to operate them profitably. Our expansion is also dependent on the effective continuation and management of our franchise program. Furthermore, successful expansion is subject to various contingencies, many of which are beyond our control. These contingencies include, among others, our ability and our franchisees’ ability to (i) identify and secure suitable store sites on a timely basis, negotiate advantageous lease terms and complete any necessary construction or refurbishment of these sites; (ii) adapt to different local and regional preferences and customs and compete against local businesses which are unfamiliar to us; and (iii) integrate successfully new stores into existing operations.
      As our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management level and other employees. We cannot assure you that we will be able to attract and retain personnel as needed in the future. Additionally, if we are not able to hire capable store managers and other store level personnel, we will not be able to open new stores as planned and our revenue growth and operating results will suffer.
      We cannot give any assurances that we will be able to continue our expansion plans successfully, that we will be able to achieve results similar to those achieved with prior locations, or that we will be able to continue to manage our growth effectively. Our failure to achieve our expansion plans could have a materially adverse impact on our business, results of operations and financial condition. In addition, we expect our operating margins will be impacted by new store openings because of the addition of pre-opening expenses and the lower sales volume characteristic of new stores. Furthermore, the opening of additional stores in existing markets may attract some of our customers away from our other stores already in operation and diminish their sales.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if our internal controls over financial reporting are not effective, our business and stock price could suffer
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we were required during Fiscal 2005 to perform an evaluation of our internal controls over financial reporting and have our auditor publicly attest to such evaluation. Compliance with these requirements has been expensive and time-consuming. In designing and evaluating our internal controls over financial reporting, we recognize that any internal control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. For example, a company’s operations may change over time as the result of new or discontinued lines of business and management must periodically modify a company’s internal controls and procedures to timely match these changes in its business. In addition, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and company personnel are required to use judgment in their application. No system of internal controls can be designed to provide absolute assurance of effectiveness.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During the audit of our consolidated financial statements for Fiscal 2005, Deloitte & Touche LLP, our independent registered public accounting firm, and management notified our audit committee that we had identified a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In particular, during the financial closing and reporting process in connection with the audit, errors were identified that resulted from a weakness in our financial closing and reporting process, specifically, review, monitoring and analysis of selected account balances and technical interpretation of GAAP. These deficiencies resulted in adjustments to the consolidated financial statements as of July 2, 2005 of which two were material errors: (i) we incorrectly calculated goodwill impairment in accordance with SFAS No. 142, and we were required to record an additional $1.6 million of goodwill impairment; and (ii) we incorrectly classified $1.4 million relating to accrued property and equipment in investing activities in our consolidated statement of cash flows. Based on these facts, and because of the significance of the financial closing and reporting process, our management, including our chairman of the executive committee and CFO, has concluded that these inadequacies in our internal control over financial reporting constitute a material weakness as of July 2, 2005.
      Due to the foregoing assessment, management has concluded that our internal control over financial reporting was not effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with our audit committee.
      We are currently reviewing our resources for evaluating and resolving non-routine and/or complex accounting transactions to determine the proper remediation for the material weakness identified. While we believe the primary reason for the material weakness was due to an atypical overload of our accounting and financial staff relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the first time, we may conclude to take one or more of the following actions: (a) hire additional qualified employees in our finance and accounting departments that have experience with complex accounting transactions; (b) enhance training relating to GAAP in respect of non-routine and/or complex accounting transactions; (c) adopt more rigorous policies and procedures with respect to goodwill impairment testing and classification of cash flows, and (d) engage a third party specialist to assist the Company’s personnel conducting comprehensive and detailed reviews of non-routine and/or complex accounting transactions. While we intend to take all necessary actions to remediate the material weakness, there remains a risk that the transitional procedures which we may take will not be sufficient.
      A material failure of internal controls over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to a material failure of internal controls over financial reporting would have a negative impact on our reputation and business. Similarly, in future fiscal periods, if we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we could be subject to regulatory scrutiny, a loss of public confidence in our financial statements and a negative impact on our business reputation, all of which could have a materially adverse effect our stock price.

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

We rely on third parties to manage our distribution center and to deliver merchandise to our stores
      The efficient operation of our stores is dependent on our ability to distribute, in a timely manner, merchandise to our store locations throughout the United States. An independent third party operates our distribution centers. We depend on this third party to receive, sort and distribute a substantial and growing portion of our merchandise. This third party employs personnel represented by a labor union. Although there have been no work stoppages or disruptions since the inception of our relationship with this third party, there can be no assurance that work stoppages or disruptions will not occur in the future. We also use a separate third party transportation company to deliver our merchandise from our distribution centers to our stores. Any failure by either of these third parties to respond adequately to our distribution and transportation needs would disrupt our operations and could have a material adverse effect on our business, results of operations, financial conditions and cash flow.

Item 2.	Properties
      As of August 30, 2005, there were 494 Party City stores open in the United States and Puerto Rico. Of these stores, 247 were Company-owned and 247 were operated by our franchisees. See Part I, Item 1. “Business-Store Counts and Locations” for additional information on the growth in Party City’s network of stores for Fiscal 2001 through 2005 and the location of our stores as of July 2, 2005. As of August 30, 2005, we leased the property for all of our 247 Company-owned stores. Our stores range in size from 6,750 to 19,800 square feet, with a typical store size between 10,000 and 12,000 square feet. We do not believe that any individual store property is material to our financial condition or results of operation. Of the leases for the Company-owned stores, 11 expire in Fiscal 2006, 35 expire in Fiscal 2007, 60 expire in Fiscal 2008, 68 expire in Fiscal 2009 and the balance expire in Fiscal 2010 or thereafter. We have options to extend most of these leases for a minimum of five years.
      As of August 30, 2005, we entered into 10 temporary store leases for which we are going to do business as “Halloween Costume Warehouse” for the 2005 Halloween season. These temporary stores are being leased for approximately four months of the year during the Halloween season.
      On September 16, 2004, we entered into a new corporate office lease for 106,000 square feet of office space. The initial term is for 12 years, with two five-year renewal options. The lease contains escalation clauses and obligations for reimbursement of common area maintenance and real estate taxes. The lease for our current corporate headquarters expired in December 2004, but we negotiated an extension of such lease to expire on December 31, 2005. We intend to relocate to our new corporate headquarters by the end of the second quarter of Fiscal 2006 and intend to vacate our current corporate headquarters thereafter.
      We believe that all of our current facilities are in good condition and are suitable and adequate for the purposes for which they are used.

Item 3.	Legal Proceedings
      A lawsuit was filed on September 25, 2001 against us in Los Angeles Superior Court by an assistant manager in one of our California stores for himself and on behalf of other members of an alleged class of Party City store managers (the “Class”) who claim we misclassified the Class members as exempt from California overtime wage and hour laws. The Class members sought the disgorgement of overtime wages allegedly owed by us to them but not paid and they also sought punitive damages and statutory penalties. The parties agreed to a settlement for $5.5 million, on a claims made basis, which was approved by the Los Angeles Superior Court on May 2, 2005. We previously recorded the $5.5 million settlement as pre-tax charges in prior fiscal periods. During the fourth quarter of Fiscal 2005, we paid $5.1 million in respect of all claims properly filed and approved in conformity to the settlement agreement, and no more claims will be administered. There was an excess accrual of $438,000 related to this lawsuit, which was reversed back to income during Fiscal 2005.
      In addition to the foregoing, from time to time we are involved in routine litigation incidental to the conduct of the business, which is not, individually or in the aggregate, material to us.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2005.
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
      The following table sets forth the high and low trading prices of our common stock for each quarter of the latest two fiscal years:

	High	Low

Quarter Ended:
July 2, 2005	$14.67	$11.39
April 2, 2005	16.39	11.33
January 1, 2005	15.63	12.15
October 2, 2004	15.25	11.25
Quarter Ended:
July 3, 2004	$17.32	$11.25
March 28, 2004	15.47	11.31
December 27, 2003	15.00	11.83
September 27, 2003	12.18	9.56
      At August 30, 2005, the number of holders of record of our common stock was 379.
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
Issuer Purchases of Equity Securities
      We purchased no shares of our common stock during Fiscal 2005 or Fiscal 2004.
      In September 2001, the Board of Directors authorized us to repurchase up to $15 million of our outstanding common stock at a price not to exceed $7.00 per share, which was amended on February 7, 2003 to a price not to exceed $10.00 per share. The stock repurchases are made at the discretion of management. During Fiscal 2003, we repurchased 463,012 shares for an aggregate amount of $4.1 million, or 27.4% of total amount authorized to be purchased. As of July 2, 2005, we have purchased a total of 747,012 shares for an aggregate amount of $5.9 million, or 39.6% of the total amount authorized to be purchased.
Equity Compensation Plan Information
      The following table sets forth certain information as of July 2, 2005 concerning our equity compensation plans (1):

				Number of Securities
	Number of Securities			Available for Future
	to be Issued Upon		Weighted-Average	Issuance Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column(a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders(2)	2,901,049	(3)	$11.77	4,551,804	(4)
Equity compensation plans not approved by security holders(5)	13,567	(6)	$11.10	269,763	(7)

Total	2,914,616		$11.76	4,821,567

(1)	See Note 9 to our consolidated financial statements included herein for a description of our equity compensation plans.

(2)	Consists of our Amended and Restated 1994 Stock Option Plan (the “1994 Plan”), Amended and Restated 1999 Stock Incentive Plan (the “1999 Plan”) and Employee Stock Purchase Plan (the “ESPP”).

(3)	Consists of 292,313 outstanding options for our common stock pursuant to the 1994 Plan, 2,590,356 outstanding options for our common stock pursuant to the 1999 Plan and 18,380 shares of our common stock which will be issued on December 30, 2005 pursuant to the ESPP. Under the ESPP, our employees have the opportunity to purchase shares of our common stock at a discount through accumulated payroll deductions. The Company’s liability to employees in the ESPP is approximately $187,000. The shares which will be issued in December 2005 will have a purchase price of $10.20 per share.

(4)	Consists of 4,502,151 options that remain available for issuance pursuant to the 1999 Plan and 49,653 shares of our common stock that remain available for issuance pursuant to the ESPP. Since September 4, 2000, no additional options may be issued under the 1994 Plan.

(5)	Consists of our Management Stock Purchase Plan.

(6)	These shares will be issued in future periods as provided for in the Management Stock Purchase Plan.

(7)	As of July 2, 2005, we have cancelled the Management Stock Purchase Plan for future contribution periods after the completion of the August 2005 contribution period.

Note:	On August 10, 2005 we granted 264,500 stock options of our common stock to our employees at a price of $13.28. These stock option grants are not included in the above table.

Item 6.	Selected Financial Data
      We have derived the selected financial data presented below from our audited consolidated financial statements for the Fiscal Years ended July 2, 2005, July 3, 2004, June 28, 2003, June 29, 2002 and June 30, 2001. Financial results for Fiscal 2004 are based on a 53-week period, while financial results for all other periods are based on a 52-week period. The selected financial information presented below should be read in conjunction with such consolidated financial statements and notes included herein.
Selected Financial Data

	Year Ended

	July 2,	July 3,	June 28,	June 29,	June 30,
	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$503,866	$516,267	$482,620	$423,510	$395,900
Company-owned stores:
Net sales	$467,668	$496,138	$464,258	$405,821	$380,671
Cost of goods sold and occupancy costs	316,663	332,311	311,170	263,980	252,320

Gross profit	151,005	163,827	153,088	141,841	128,351
Store operating and selling expense	110,757	113,292	108,294	91,576	88,128

Company-owned store profit contribution	40,248	50,535	44,794	50,265	40,223
General and administrative expense	41,502	35,537	30,970	27,086	24,328
Impairment charges	2,831	—	1,505	—	2,275
Litigation charges	—	4,100	—	—	—

Retail (loss) profit contribution	(4,085)	10,898	12,319	23,179	13,620
Franchise stores:
Royalty fees	19,666	19,521	18,007	17,048	14,604
Net sales to franchisees	16,372	—	—	—	—
Franchise fees	160	608	355	641	625

Total franchise revenues	36,198	20,129	18,362	17,689	15,229
Cost of goods sold to franchisees	14,388	—	—	—	—
Franchise transportation and other selling expenses	2,024	—	—	—	—
Other franchise expense	8,142	7,184	6,538	6,563	4,937

Total franchise expense	24,554	7,184	6,538	6,563	4,937

Franchise profit contribution	11,644	12,945	11,824	11,126	10,292

Operating income	7,559	23,843	24,143	34,305	23,912
Interest expense, net	49	471	3,990	5,610	7,949

Income before income taxes	7,510	23,372	20,153	28,695	15,963
Provision for income taxes	3,246	9,466	8,061	11,503	6,002

Net income	$4,264	$13,906	$12,092	$17,192	$9,961

Basic earnings per share	$0.25	$0.82	$0.73	$1.32	$0.78

Weighted average shares outstanding — basic	17,184	16,880	16,602	13,068	12,723

Diluted earnings per share	$0.22	$0.71	$0.62	$0.89	$0.56

Weighted average shares outstanding — diluted	19,831	19,651	19,646	19,313	17,819

	Year Ended

	July 2,	July 3,	June 28,	June 29,	June 30,
	2005	2004(a)	2003	2002	2001

	(In thousands, except store data)
Operating Data:
Number of Company-owned stores (end of year)	247	249	242	209	193

(Decrease) increase in Company-owned same store sales	(4.7)%	0.6%	2.2%	4.9%	10.3%

Number of franchise owned stores (end of year)	255	257	241	242	261

(Decrease) increase in franchise-owned same store sales	(3.1)%	3.0%	3.7%	4.5%	4.3%

Average net sales per Company-owned store	$1,883	$2,009	$2,090	$2,044	$1,961

Balance Sheet Data:
Cash and cash equivalents	$11,034	$27,845	$3,372	$3,467	$9,842

Working capital	$46,753	$34,818	$12,867	$14,707	$8,784

Total assets	$183,973	$177,417	$167,999	$149,054	$141,342

Long term notes payable(b)	$—	$—	$—	$8,915	$16,006

Capital Leases	$741	$—	$32	$54	$414

Stockholders’ equity	$102,927	$96,838	$79,422	$67,599	$51,090

Other Information:
Depreciation and amortization	$17,026	$17,601	$16,229	$12,156	$10,431
Cash Flows (Used In) Provided By:
Operating activities	$(5,486)	$51,599	$23,088	$31,042	$33,876
Investing activities	(12,214)	(13,484)	(22,234)	(20,008)	(15,664)
Financing activities	889	(13,642)	(949)	(17,409)	(12,320)

Total cash (used in) provided by the Company	$(16,811)	$24,473	$(95)	$(6,375)	$5,892

EBITDA and Adjusted EBITDA:(c)
EBITDA	$24,585	$41,444	$40,372	$46,461	$34,343
Impairment of assets	2,831	—	1,505	—	2,275

Adjusted EBITDA	$27,416	$41,444	$41,877	$46,461	$36,618

Most directly comparable GAAP measures:
Net income	$4,264	$13,906	$12,092	$17,192	$9,961

Cash flows (used in) provided by operating activities	$(5,486)	$51,599	$23,088	$31,042	$33,876

(a)	The figures provided for the fiscal year ended July 3, 2004 reflect a 53-week year.

(b)	Long term notes payable balance at June 29, 2002 represent long term secured notes of $10.2 million less debt discount of $1.3 million, and the balance at June 30, 2001 represent long term secured notes of $17.9 million less debt discount of $1.9 million.

(c)	Our definition of EBITDA is earnings before interest, taxes, and depreciation and amortization. Our definition for Adjusted EBITDA is EBITDA before non-cash impairments charges relating to goodwill and fixed assets. EBITDA and Adjusted EBITDA should not be construed as a substitute for net income or net cash (used in) provided by operating activities (all as determined in accordance with generally accepted accounting principles) for the purpose of analyzing our operating performance, financial position and cash flows as EBITDA and Adjusted EBITDA are not defined by generally accepted accounting principles.

We have presented EBITDA and Adjusted EBITDA, because we believe they are indicative measures of, and are commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and a company’s ability to service and/or incur debt. Furthermore, our executive compensation plans base incentive compensation payments on our EBITDA and Adjusted EBITDA performance measured against budget. EBITDA and Adjusted EBITDA are also widely used by us and others in our industry to evaluate and price potential acquisitions. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analyses of our results as reported under Generally Accepted Accounting Principles (“GAAP”). Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on any debts we may have;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	EBITDA and Adjusted EBITDA do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	Other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.
      Because we consider EBITDA and Adjusted EBITDA useful as operating measures, a reconciliation of EBITDA and Adjusted EBITDA to net income follows for the periods indicated:

	Year Ended

	July 2,	July 3,	June 28,	June 29,	June 30,
	2005	2004	2003	2002	2001

	(In thousands)
EBITDA	$24,585	$41,444	$40,372	$46,461	$34,343
Impairment of assets	2,831	—	1,505	—	2,275

Adjusted EBITDA	$27,416	$41,444	$41,877	$46,461	$36,618
Depreciation and amortization	(17,026)	(17,601)	(16,229)	(12,156)	(10,431)
Impairment of assets	(2,831)	—	(1,505)	—	(2,275)
Interest expense, net	(49)	(471)	(3,990)	(5,610)	(7,949)
Provision for income taxes	(3,246)	(9,466)	(8,061)	(11,503)	(6,002)

Net income	$4,264	$13,906	$12,092	$17,192	$9,961

      Because we also consider EBITDA and Adjusted EBITDA useful as liquidity measures, we present the following reconciliation of EBITDA and Adjusted EBITDA to our net cash (used in) provided by operating activities:

	Year Ended

	July 2,	July 3,	June 28,	June 29,	June 30,
	2005	2004	2003	2002	2001

	(In thousands)
EBITDA	$24,585	$41,444	$40,372	$46,461	$34,343
Impairment of assets	2,831	—	1,505	—	2,275

Adjusted EBITDA	$27,416	$41,444	$41,877	$46,461	$36,618
Interest expense, net	(49)	(471)	(3,990)	(5,610)	(7,949)
Provision for income taxes	(3,246)	(9,466)	(8,061)	(11,503)	(6,002)
Amortization of financing costs	159	163	1,624	1,395	1,815
Deferred rent	411	(608)	556	765	1,148
Deferred taxes	2,311	(1,051)	(2,131)	819	1,543
Stock-based compensation	47	102	342	463	264
Provision for doubtful accounts	343	(141)	(498)	(67)	(65)
Other	389	72	162	—	(131)
Changes in assets and liabilities:
Merchandise inventory	(15,461)	8,551	(9,634)	(7,310)	(6,606)
Accounts payable	5,511	404	5,545	4,509	1,937
Accrued expenses and other current liabilities	(6,290)	9,298	(1,381)	422	9,585
Other long-term liabilities	(3)	(41)	121	833	(326)
Other current assets and other assets	(17,024)	3,343	(1,444)	(135)	2,045

Net cash (used in) provided by operating activities	$(5,486)	$51,599	$23,088	$31,042	$33,876

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We operate retail party supply stores within the continental United States and we sell franchises on an individual store and franchise area basis throughout the United States and Puerto Rico. As of July 2, 2005, our network consisted of 502 stores, with 247 Company-owned stores and 255 stores owned by franchisees. We report two segments — retail and franchising. The retail segment generates revenue primarily through the sale of third-party branded party goods through Company-owned stores. The franchising segment generates revenue through the imposition of an initial one-time franchise fee, ongoing royalty payments based on retail sales, and sales of product and services through our distribution network.
      Beginning in the third quarter of Fiscal 2004, we have undertaken a series of related initiatives to make fundamental improvements in our business, profitability and cash flow. These initiatives have primarily focused on: improving the breadth of assortment and quality of our products; offering coordinated assortments; modifying product pricing; reconfiguring our in-store product layout to better align product categories and facilitate an easier shopping experience for our customers; improving logistics, including financial, distribution and inventory systems; and strengthening the talent of our employee base.
      While we consider these initiatives essential to improve customer traffic and strengthen our financial performance, we experienced reduced net sales and earnings during the past fiscal year, in part related to the transition process resulting from the various initiatives. For Fiscal 2005, we experienced a decline in same store net sales for Company-owned stores of 4.7%, and a decrease in net income to $4.3 million from $13.9 million, as compared to the same period last fiscal year. Also, in connection with the implementation of the above initiatives, we have incurred significant initial expenses that are disproportionate to our sales performance.

      During the third quarter of Fiscal 2005, we announced that our Board of Directors had formed a Special Committee consisting of certain of our independent directors to explore strategic alternatives, and that the Company had received inquiries from more than one entity interested in engaging in a strategic combination with Party City. Subsequently, we announced the engagement of Credit Suisse First Boston as our financial advisor to assist the Company in its exploration of strategic alternatives. Investors are cautioned that there can be no assurance that the consideration of strategic alternatives by the Special Committee will lead to any action by Party City, including a definitive proposal or agreement with respect to a strategic combination on terms that the Board of Directors believes will be in the best interests of the shareholders of Party City. If the Board of Directors approves any strategic alternative and such strategic alternative is consummated, it could have a material effect on our business and stock price.
      In addition, we announced the appointment of a new Executive Committee (“the Executive Committee”) chaired by Michael E. Tennenbaum, Vice-Chairman of the Board of Directors, and including Richard H. Griner, Chief Operating Officer, Lisa G. Laube, Chief Merchandising Officer, Gregg A. Melnick, Chief Financial Officer, and Steven Skiba, Chief Information Officer. This Executive Committee is charged with oversight of the operations of Party City and has implemented changes in certain elements of our business strategies, as described below. Mr. Tennenbaum is serving as Chairman of the Executive Committee at the direction of the Board of Directors. We further announced that Nancy Pedot has stepped down as the Company’s Chief Executive Officer and as a member of the Board of Directors, effective March 30, 2005. Ms. Pedot’s responsibilities as Chief Executive Officer have been assumed by the Executive Committee.
      Under the direction of the Executive Committee, we have made certain revisions to our business strategies. Specifically, we have combined Party City’s traditional price-value positioning and aggressive promotional activities with such recent initiatives as new products and coordinated assortments, an improved store configuration, a commitment to increased in-stock levels in our stores and centralized distribution. The objective of these revised strategies is to restore positive same-store net sales comparisons on a consistent basis by increasing customer traffic and average transaction, while also achieving improved margins through sales growth and efficiencies from the logistics initiative.
      Several of our key initiatives, and their affect on our operational and financial performance during Fiscal 2005, are described below:

Product. We introduced significant amounts of new products in Fiscal 2005, focusing primarily on seasonal products during the first half of the fiscal year, followed by non-seasonal products during the second half of the fiscal year. As non-seasonal merchandise historically represented approximately two-thirds of a typical store’s selling space and annual net sales volume (and approximately 80% of total net sales volume in the second half of Fiscal 2005), the successful introduction of new non-seasonal products is important to our strategic plan. The initial customer reaction to the availability of significant quantities of new products has been positive, as indicated by improved net sales trends in 22 out of 24 non-seasonal product categories during the fourth quarter of Fiscal 2005.

Store Configuration. We completed the reconfiguration of our in-store product layout during the third quarter of Fiscal 2005. Initiatives included cutting through long aisles to allow customers to navigate the stores more easily and repositioning merchandise categories to create adjacencies among coordinated items. In connection with the reconfiguration, we incurred non-recurring store labor expenses of approximately $1.0 million.

Pricing and Promotion. During the first three quarters of Fiscal 2005, we de-emphasized our traditional promotional/discount pricing and instead adopted a strategy that generally emphasized low prices on a regular basis. Our advertising messages also were changed to reflect the new pricing approach. We believe that a weak customer response to the new pricing and advertising approach may have contributed to the decline in same-store net sales during Fiscal 2005 as compared to the prior fiscal year. Accordingly, in the fourth quarter of Fiscal 2005 we reinstated promotional/discount pricing, consistent with our traditional positioning as “The Discount Party Superstore”.

Advertising. In the fourth quarter of Fiscal 2005, in connection with the return to our traditional discount pricing strategy, we adopted a more aggressive promotional stance in our advertising messages. Advertising inserts emphasized “equity pricing statements” that offered savings compared to manufacturers’ suggested retail prices, promotional offers, and lower priced items.

While the new product and store configuration initiatives, coupled with more aggressive promotional and advertising strategies, were not adopted until late in the fiscal year, we believe they have begun to contribute to an improvement in net sales trends. The decrease in same-store net sales of Company-owned stores was 0.8% for the fourth quarter of Fiscal 2005 compared with the prior year period, which was the lowest quarterly decline since the second quarter of Fiscal 2004. This improvement reflected an increase of 3% in the average transaction for the fourth quarter of Fiscal 2005 as compared to the same quarter of the prior year, as well as a reduced decline in customer traffic comparing the fourth quarter of Fiscal 2005 to the first three quarters of the fiscal year.

Logistics. Since July 2004, we have been receiving and distributing certain of our products for our Company-owned stores from two distribution centers — one in California and one in Pennsylvania. Earlier in Fiscal 2005, nearly all of our franchisees agreed to participate in our logistics program, and the addition of such franchisees to the program was implemented in January 2005 (discussed further below). We have outsourced the operations of this distribution network to a third party, and we have engaged a separate third party to provide management services to schedule and route product shipments. Additionally, a Preferred Carrier Program that was implemented in Fiscal 2004 has resulted in lower negotiated transportation rates, better visibility on deliveries to stores and improved service levels.

In the second half of Fiscal 2005, the volume of merchandise processed through our new distribution centers continued to increase materially as compared with the first half of Fiscal 2005. At the end of Fiscal 2005, approximately 30% to 35% of corporate unit volume was being shipped through the distribution centers. The distribution initiative has resulted in a reduction in freight and handling costs per product case shipped as compared to our previous direct-to-store model. However, because we use the weighted average cost method to account for our inventory and cost of goods sold, and therefore our merchandise margin reflects a blend of the former and current cost structures, these savings have not yet been fully reflected in our financial results. Accordingly, the distribution initiative generated an incremental cost during Fiscal 2005 of approximately $2.9 million. We anticipate continued throughput increases during Fiscal 2006, thereby generating savings to more than offset operating costs of the distribution centers and provide the basis for improved financial performance. In light of the evaluation of strategic alternatives by the Board of Directors, as noted above, we are currently reviewing the timing of our plans for the next phase of the distribution initiative, although we believe it could be completed within two to three years.

Information Systems. In recent years we have focused on enhancing our store and corporate information systems to improve business processes, reduce store labor costs, and provide the systemic foundation for our logistics initiative. Continuing this process, in the second quarter of Fiscal 2006 we will begin to install a software system designed to forecast and project merchandise needs, as well as automate the replenishment of a large percentage of a store’s inventory. This system is intended to contribute to our efforts to increase store in-stock levels, achieve efficiencies in purchasing, and eliminate certain in-store ordering functions to allow store personnel to focus on sales and customer service. In subsequent stages of our information systems initiative, we plan to install space planning and central planning systems.

Employee Base. During Fiscal 2005, we continued to add employees in key departments to support our initiatives in merchandising, planning and allocation and logistics. We also restructured our corporate and regional offices in an effort to streamline operations and reduce corporate expenses, resulting in a decrease of approximately 30 staff positions, or approximately 10% of corporate and regional headcount. Severance expense related to the restructuring was approximately $0.7 million in the fourth quarter of Fiscal 2005; however, we believe the staff reduction will eliminate more than $2.0 million of corporate expense on an annualized basis.

Cash Flow and Liquidity. Cash on hand at the end of fiscal 2005 decreased by $16.8 million as compared to the prior year-end, primarily due to investments in inventory and working capital relating to the inclusion of franchise stores in the centralized distribution program and a commitment to increase in- stock levels in our stores, investments in other capital projects, cash payments relating to the settlement of California wage and hour litigation and lower net income. We had no advances outstanding under our loan agreement at any time during fiscal 2005.

Inventory was $72.8 million at the end of Fiscal 2005, as compared with $57.4 million a year ago. Approximately one-third of the increase relates to inventory necessary to support the franchisees program and the balance attributable to our efforts to increase our in-stock positions in Company-owned stores as well as additional seasonal merchandise that we plan to sell in future seasons. It is also important to emphasize that inventory on hand at year end was down nearly $15 million from the $87 million at the end of the third quarter this year. A major part of this reduction was due to our aggressive efforts to liquidate discontinued merchandise during the fourth quarter. By the end of Fiscal 2005 merchandise was in line with historical and year ago levels.

We believe that our recently completed product and store reconfiguration initiatives, the increased promotional and advertising activities adopted by the Executive Committee and the cost efficiencies to be gained from our self-distribution program should provide the basis for improved financial performance during Fiscal 2006.
Key Performance Indicators and Statistics
      We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following:

	Year Ended

	July 2,	July 3,	June 28,
	2005	2004(c)	2003

Net sales (in thousands)	$467,668	$496,138	$464,258
Total Company-owned store count	247	249	242
Average same store net sales for Company-owned stores–current period (in thousands)	$1,893	$2,034	$2,101
(Decrease) increase in Company-owned same store net sales	(4.7)%	0.6%	2.2%
Same store average net sale per retail transaction(a)	$19.16	$18.92	$18.70
Gross profit as a percent of net sales	32.3%	33.0%	33.0%
Store profit contribution as a percent of net sales	8.6%	10.2%	9.6%
Diluted earnings per share	$0.22	$0.71	$0.62
EBITDA(b) (in thousands)	$24,585	$41,444	$40,372
Adjusted EBITDA(b) (in thousands)	$27,416	$41,444	$41,877
(Decrease) increase in franchise same store net sales	(3.1)%	3.0%	3.7%

(a)	Same store net sales divided by same store retail transactions. Retail transactions represent each time a customer makes a purchase or return at the register.

(b)	See Part I, Item 6 “Selected Financial Data” for EBITDA and Adjusted EBITDA discussion and definition.

(c)	The figures provided for the fiscal year ended July 3, 2004 reflect a 53-week year.
Critical Accounting Policies and Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements included herein.
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
      Merchandise inventory. Inventory is valued using the cost method which values inventory at the individual item level at the lower of the actual cost or market cost. Cost is determined using the weighted average method. Market cost is determined by the estimated net realizable value, i.e. the expected merchandise selling price. Inventory levels are reviewed to identify slow-moving and closeout merchandise that will no longer be carried. We also estimate amounts of current inventories that will ultimately become obsolete due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) our expectations as to future sales. (Credits)/charges to earnings resulting from changes in valuation trends have been ($57,000), ($3.3) million and $3.3 million, for the years ended July 2, 2005, July 3, 2004 and June 28, 2003, respectively. Further, we do not anticipate any significant change in slow moving and close out merchandise that would cause a significant change in our earnings.
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
      During the third quarter of Fiscal 2005, we began providing product and logistics services through its distribution network to all of our franchise operators. Revenues and expenses associated with servicing the franchisees through the distribution network include product sales and fixed and variable distribution center expenses, transportation and other selling expenses, respectively. As defined in Emerging Issues Task Force (“EITF”) Issue No. 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent”, we record revenues and expenses related to servicing its franchisees on a gross basis because we act as a principal in the transaction, take title to the products, and hold inventory ownership risk.
      We estimate inventory shortage for the period from the last inventory date to the end of the reporting period on a store-by-store basis. Our inventory shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage.
      Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our franchisees to make required payments. Judgment is required in assessing the ultimate realization of these receivables, including consideration of our history of receivable write-offs, the level of past due accounts and the economic status of our franchisees. If the financial condition of our franchisees were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.
      Finite long-lived assets. The Company’s judgment regarding the existence of impairment indicators is based on market and operational performance. We assess the impairment of long-lived assets, primarily fixed assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant changes in the manner of our use of assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	store closings; or

•	underperforming business trends.
      In the evaluation of the fair value and future benefits of finite long-lived assets, we perform an analysis by store of the anticipated undiscounted future net cash flows of the related finite long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or strategies change, the conclusion regarding impairment may differ from the current estimates. A charge of $0.6 million related to fixed asset impairment was taken during the fourth quarter of Fiscal 2005. No impairment charges were incurred in Fiscal 2004.
      Insurance accruals. Our consolidated balance sheets include significant liabilities with respect to self-insured workers’ compensation and general liability claims. We estimated the required liability of such claims as of July 2, 2005, utilizing an actuarial method based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity). Adjustments to earnings resulting from changes in historical loss trends have been insignificant for Fiscal 2005, 2004 and 2003. Further, we do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant change in our earnings.
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
      In the fourth quarter of Fiscal 2005, in accordance with our annual review of goodwill under SFAS No. 142, we determined that the goodwill associated with certain underperforming stores principally located in the Seattle market was impaired and a charge for $2.2 million was recorded. In measuring fair value we used the discounted cash flow method, and estimated the fair value of the equity based on anticipated cash flows over five years plus a terminal value at the end of five years and discounted these items to their present value using an a rate of return of 13%. We then allocated the fair value to all of the assets and liabilities of the company (including any unrecognized intangible assets) as if the company had been acquired in a business combination and the fair value of the company was the price paid to acquire the company. As such we determined that goodwill was impaired under the fair value test.
      Sales Returns. We estimate future sales returns and, when material, record a provision in the period that the related sales are recorded based on historical information. Should actual returns differ from our estimates, we would be required to revise estimated sales returns. Charges or credits to earnings resulting from revisions to estimates on our sales return provision were approximately ($362,000),($39,000) and $126,000 for Fiscal 2005, 2004 and 2003, respectively.
      Store Closure Costs. We record estimated store closure costs, estimated lease commitment costs net of estimated sublease income and other miscellaneous store closing costs when the liability is incurred. Such estimates, including sublease income, may be subject to change. Charges to earnings resulting from store closing costs were $0.8 million, $0.8 million and $1.5 million for Fiscal 2005, 2004 and 2003.
      Income Taxes. Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. If our actual results differ from estimated results due to changes in tax laws, new store locations or tax planning, our effective tax rate and tax balances could be affected. As such these estimates may require adjustment in the future as additional facts become known or as circumstances change.

      The Company’s income tax returns are periodically audited by various state and local jurisdictions. Additionally, the Internal Revenue Service audits the Company’s federal income tax return annually. The Company reserves for tax contingencies when it is probable that a liability has been incurred and the contingent amount is reasonably estimable. These reserves are based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions as well as various tax filing positions. Due to the complexity of these examination issues, $1 million has been accrued to date.
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
      General and administrative expense includes employee compensation, benefits, and taxes, management information systems, marketing, insurance, legal, occupancy, depreciation and other corporate level expenses, less the allocation of corporate expenses to the franchising segment discussed below. Corporate level expenses are primarily attributable to our corporate office in Rockaway, New Jersey, and district and regional offices throughout the country.
      Franchising. Franchising revenue is composed of the initial franchise fees, which are recorded as revenue when a franchise store opens, ongoing royalty fees, generally 4.0% of the store’s net sales, and revenues from the sale of product and services through the distribution network. Such distribution network revenues include the sale of product, including inbound freight reimbursement, pass-through of variable distribution center expenses (handling costs), subscription fees relating to fixed costs in the distribution centers, and other management fees associated with customer service centers. Franchise expenses include cost of goods relating to product sales, including inbound freight costs, fixed and variable distribution center expenses, order management expenses, transportation costs from distribution centers to stores and other direct and indirect expenses. The direct expenses include salaries, travel and other direct expenses of the franchise operations department in addition to legal fees, bad debt expense, insurance expense and other miscellaneous charges. The indirect expenses include allocations of corporate general and administrative expenses for employee compensation, benefits and taxes, occupancy and depreciation, based on time spent on franchise support.
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

Unless otherwise stated, the financial results presented for Fiscal 2005 and Fiscal 2003 are based on a 52-week period, and on a 53-week period for Fiscal 2004.

Fiscal 2005 Compared with Fiscal 2004
      Retail. Net sales from Company-owned stores decreased 5.7% to $467.7 million for Fiscal 2005 from $496.1 million in the same period last year. The 5.7% decrease in net sales resulted partially from the additional week of sales in Fiscal 2004 of $8.2 million, as well as a same store net sales decrease of 4.7% which was partially offset by net sales from new stores. Same store net sales results reported here are based on the first 52 weeks in both Fiscal 2005 and 2004 periods for comparison purposes. Same store net sales for non-seasonal merchandise decreased 5.6% due to the ongoing transition of this merchandise category, and same store net sales for seasonal merchandise decreased by 2.9%, largely attributed to a decrease in Halloween and Christmas sales. Although the customer count in Company-owned stores, on a same store basis, decreased 5.7% during Fiscal 2005, the same store average net sale per retail transaction increased 1.1% reflecting a lower level of discounting and promotional markdown activity compared with the same time last year. Six stores joined the same store net sales group during Fiscal 2005. We opened one new store and closed three stores during Fiscal 2005, and opened nine new stores and closed two stores during the same period last year.
      Gross profit as a percent of net sales was 32.3% for Fiscal 2005 compared with 33.0% for the same period last year. As shown in the table below, gross profit decreased $12.8 million to $151.0 million during Fiscal 2005 from $163.8 million in the same period last year.

	Portion of Total Change
Component	Increase/(Decrease)	Reason for Increase/(Decrease):

	(In millions)
Net sales impact on merchandise margins	$(9.4)	Due to lower total net sales including the absence of the 53 rd week in Fiscal 2005 (both same store and new store sales).
Merchandise margins (including distribution costs)	(0.4)	Due to incremental distribution costs of $2.9 million partially offset by a reduction in promotional markdown activity reflecting a shift to less promotional pricing as well as improved inventory shrink expense.
Occupancy and other costs	(3.0)	Due to higher fixed expenses in proportion to net sales, partially offset by improved insurance claim experience.

Total	$(12.8)

      Store operating and selling expenses were 23.7% and 22.8% of net sales for Fiscal 2005 and Fiscal 2004, respectively. As shown in the table below, store operating and selling expenses decreased $2.5 million, or 2.2%, to $110.8 million for Fiscal 2005 from $113.3 million in the same period last year. We incurred pre-opening expenses of $28,000 during Fiscal 2005 for one new store opened during such period, while we incurred $552,000 during the same period last year for nine new stores opened during such period. Pre-opening expenses include payroll and fringe benefits, as well as other operating costs.

	Portion of Total Change
Component	Increase/(Decrease)	Reason for Increase/(Decrease):

	(In millions)
Variable store operating costs	$(1.6)	Due to lower total net sales including the absence of the 53 rd week in Fiscal 2005 (both same store and new store sales).
Payroll and fringe benefit	0.4	Due primarily to incremental store labor hours of $ 1.0 million required for the store reset initiative as well as higher costs of fringe benefits, partially offset by reduced year-end employee compensation.
Payroll — labor efficiencies	(2.5)	Due primarily to reduced labor costs from efficiency improvements.
Other operating costs	1.2	Due primarily to increased advertising and charge card fees, partially offset by a gain realized on one store closing in the first quarter and a reduction in other store expenses.

Total	$(2.5)

      Company-owned store profit contribution as a percent of net sales was 8.6% for Fiscal 2005 compared with 10.2% in the same period last year. Company-owned store profit contribution decreased $10.3 million during Fiscal 2005 to $40.2 million from $50.5 million during the same period last year.

      General and administrative expenses were 8.9% and 7.2% of net sales during Fiscal 2005 and Fiscal 2004, respectively. As shown in the table below, general and administrative expenses increased $6.0 million to $41.5 million for Fiscal 2005 from $35.5 million in the same period last year.

	Portion of Total Change
Component	Increase/(Decrease)	Reason for Increase/(Decrease):

	(In millions)
Payroll and fringe benefits	$4.1	Due to increased corporate staffing and related staffing costs to support the transition of our product assortment, logistics and information systems initiatives as well as increased fringe benefits and severance for the departed CEO in the third quarter of Fiscal 2005 and staff reductions during the fourth quarter of Fiscal 2005, partially offset by reductions in year-end employee compensation.
Occupancy	1.4	Due to additional corporate office space.
Other	0.5	Due to the discontinuation of management fee income related to the ad-fund as well as increased sales and use tax expenses relating to state audits.

Total	$6.0

      We recorded a pre-tax litigation charge of $4.1 million during Fiscal 2004 relating to the settlement payments, attorneys’ fees and estimated expenses of administering the settlement of the lawsuit regarding California overtime wage and hour laws. There was an excess accrual of $438,000 related to this lawsuit, which was reversed back to income during Fiscal 2005.
      A non-cash impairment charge of approximately $2.2 million was recorded in Fiscal 2005 for certain underperforming stores principally located in the Seattle market. Also, a charge of approximately $0.6 million was recorded relating to the write-off of fixed assets of seven underperforming stores.
      Franchising. We began providing product and logistics services to franchisees in the third quarter of Fiscal 2005. During Fiscal 2005, these services resulted in a net loss of approximately $40,000.
      Franchise fees recognized on four store openings were $160,000 during Fiscal 2005, compared with $608,000 recognized on 18 store openings in the same period last year. Royalty fees increased 0.7% to $19.7 million for the Fiscal 2005 from $19.5 million in the same period last year. This increase was primarily due to four franchise store openings since the end of the same period last year and 12 franchise stores (acquired from us in 1999 as part of our restructuring) that were required to start paying royalties during Fiscal 2005 due to the end of a five-year royalty free period, partially offset by the same store net sales decrease of 3.1% for the franchise stores during Fiscal 2005.
      Other franchise expenses increased 13.3% to $8.1 million for Fiscal 2005 from $7.2 million for the same period last year. This increase is primarily due to a larger corporate expense allocation.
      Accordingly, franchise profit contribution decreased 10.1% to $11.6 million during Fiscal 2005 from $12.9 million in the same period last year.
      Interest Expense. We recorded net interest expense of $49,000 for Fiscal 2005 as compared with $471,000 during the same period last year. This decrease is mainly due to increased interest income from higher average cash balances throughout the year as well as overall lower financing expenses during Fiscal

2005. We had no advances under our Loan Agreement at any point during Fiscal 2005 compared with minimal average borrowings during the same period last year.
      Income Taxes. Income tax expense of $3.2 million, or 43.2% of pre-tax income, and $9.5 million, or 40.5% of pre-tax income, was recorded in Fiscal 2005 and Fiscal 2004, respectively. The increase in tax rate for Fiscal 2005 relates to a provision of approximately $0.2 million for the proposed settlement of state tax audits. The tax rate for Fiscal 2006 is expected to be 40.5%.
      Net Income. As a result of the above factors, we recorded net income of $4.3 million, or $0.22 per diluted share, for Fiscal 2005, as compared with $13.9 million, or $0.71 per diluted share, for the same period last year. Weighted average diluted shares outstanding increased to 19.8 million for Fiscal 2005 from 19.7 million in the same period last year due to the stock option exercises and participation in the employee and management stock purchase plans in Fiscal 2005.

Fiscal 2004 Compared with Fiscal 2003
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
      Gross profit increased 7.0% to $163.8 million in Fiscal 2004 from $153.1 million in the same period last year. The increase was primarily due to increased sales volume. Gross margin as a percent of net sales was 33.0% for Fiscal 2004, relatively flat with last fiscal year. The chart below shows the components of the $10.7 million increase in gross profit:

	Portion of Total Change
Component	Increase /(Decrease)	Impact of Component on Gross Profit:

	(In millions)
Net sales	$10.5	Due to increase in total sales.
Merchandise margins	2.1	Due to improved product costing and pricing partially offset by increased mark down provisions during the year.
Occupancy and other costs	(1.9)	Due to increased common area maintenance and real estate tax costs, as well as accelerated depreciation associated with in-store fixturing.

Total	$10.7

      Store operating and selling expenses increased 4.6% to $113.3 million for Fiscal 2004 from $108.3 million in the same period last year. The increase in store operating and selling expenses is attributable to increased expenses related to the new stores opened in Fiscal 2004. Pre-opening expenses incurred in Fiscal 2004, which included payroll and fringe benefits and other operating costs, for the stores opened in Fiscal 2004 and stores to be opened in Fiscal 2005 amounted to $552,000 compared with $1.6 million incurred in Fiscal 2003 For stores opened in Fiscal 2003 and stores to be opened in Fiscal 2004. Store operating and selling expenses were 22.8% and 23.3% of sales for Fiscal 2004 and Fiscal 2003, respectively. The decrease as a percent of net sales is due mainly to a decrease in physical inventory fees as a result of lower inventory and a decrease in advertising expenses. The chart below shows the components of the $5.0 million increase in store operating and selling expenses:

	Portion of Total Change	Impact of Components on Store Operating and
Component	Increase /(Decrease)	Selling Expenses:

	(In millions)
Net sales	$7.4	Due to increase in total sales.
Payroll and fringe benefits	(0.2)	Due to store labor efficiencies.
Advertising	(0.4)	Due to reduced grand opening charges.
Credit card, bank fees and other operating costs	(1.8)	Due primarily to reduced inventory levels and corresponding physical inventory count fees.

Total	$5.0

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
      General and administrative expenses increased 22.1% to $39.6 million in Fiscal 2004 from $32.5 million in the same period last year. General and administrative expenses were 8.0% and 7.0% of net sales for Fiscal 2004 and Fiscal 2003, respectively. This 22.1% increase is primarily due to a charge taken in connection with the settlement in principle of the employment class action in California, as well as increased corporate staffing, and our information systems, logistics and Sarbanes-Oxley compliance initiatives, partially offset by the $1.5 million decrease in impairment charges. During the third quarter of Fiscal 2004, we recorded a pre-tax charge of $4.1 million related to the settlement payments, attorneys’ fees and estimated expenses of administering the settlement in principle. See Note 15 in the consolidated financial statements included herein for a further description of the class action. The chart below shows the components of the $7.2 million increase in general and administrative expenses:

	Portion of Total Change	Impact of Components on General and
Component	Increase /(Decrease)	Administrative Expenses:

	(In millions)
Litigation settlement	$4.1	Due to California class action settlement
Corporate payroll	2.8	Due to increased corporate staffing.
Professional fees and training	0.9	Due to information systems, logistics, and Sarbanes-Oxley compliance initiatives.
Other	0.9	Due to store closing expenditures.
Impairment	(1.5)	Due to asset and goodwill impairment charges in Fiscal 2003.

Total	$7.2

      Franchising. Franchise fees recognized on 18 store openings were $608,000 for Fiscal 2004 as compared with $355,000 for nine store openings in the same period last year. Royalty fees increased 8.4% to $19.5 million in Fiscal 2004 from $18.0 million in the same period last year. This was primarily due to an increased franchise store base and a same store net sales increase of 3.0% for the franchise stores in Fiscal 2004.
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
Liquidity and Capital Resources
      Our cash requirements have historically been for working capital, the opening of new stores, the improvement and expansion of existing facilities and the improvement of information systems. These cash requirements have been met through cash flow from operations and borrowings under our Loan Agreement. At July 2, 2005, working capital was $46.8 million compared with $34.8 million in the same period last year, reflecting our investments in inventory to increase our in-stock positions in our stores and working capital for the franchise distribution program. Additionally, in the fourth quarter of Fiscal 2005, we paid a settlement of $5.1 million relating to the California overtime wage and hour class action. The foregoing, along with lower net income, were the major factors affecting our ending cash and cash equivalents balance at July 2, 2005, which was $11.0 million as compared with $27.8 million at July 3, 2004.
      Our current priorities for the use of cash are primarily for investments in working capital and value-added capital projects including, in particular, investments in technology to improve merchandising and distribution systems, support cost reduction initiatives and improve efficiencies and assist each store to better serve its customers. Key initiatives include:

•	implementing new merchandising systems;

•	transitioning to our new corporate headquarters;

•	investing in our current and future permanent and temporary store locations;

•	improving customer service to foster a more direct, in depth relationship with our customers through our marketing efforts;

•	our logistics initiative, pursuant to which we have outsourced the management of our centralized warehousing and distribution facilities and continued to enhance our distribution network; and

•	servicing our franchise owners participating in the distribution network.
      We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under the Loan Agreement, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with systems develop-

ment, the logistics initiative and store improvements. We expect to invest approximately $25 million in capital projects during Fiscal 2006.
      Our Loan Agreement permits us to consider a wide variety of corporate initiatives intended to improve shareholder value, although there is no assurance that any specific initiative will be pursued or consummated.
Key Indicators of Liquidity and Capital Resources
      The following table sets forth key indicators of our liquidity and capital resources:

	Year Ended

	July 2,	July 3,
	2005	2004

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$11,034	$27,845
Working capital	46,753	34,818
Total assets	183,973	177,417
Long term notes payable	—	—
Capital leases	741	—
Stockholders’ equity	102,927	96,838
Other Information:
Depreciation and amortization	$17,026	$17,601
Cash Flows (Used In) Provided By:
Operating activities	$(5,486)	$51,599
Investing activities	(12,214)	(13,484)
Financing activities	889	(13,642)

Total cash (used in) provided by the Company	$(16,811)	$24,473

      Operating Activities. For Fiscal 2005, net cash used in operating activities was $5.5 million compared to net cash provided by operating activities of $51.6 million for the same period last year. The net cash used in operating activities was primarily due to investments in inventory as we introduced new products, enhanced inventory levels to increase in-stock positions in our stores and service franchisees through our distribution network (resulting in higher franchisee receivables). Also contributing to the decrease was the class action settlement payment, as well as a decrease in net income of $9.6 million. For Fiscal 2004, the amount of cash provided by operating activities was primarily attributable to a decrease in inventory from Fiscal 2003, due to a reduction of discontinued merchandise, as well as higher accrued expenses and other current liabilities as a result of timing, partially offset by a slight increase in accounts payable due to the purchase of new merchandise.
      Investing Activities. Net cash used in investing activities for Fiscal 2005 was $12.2 million compared with $13.5 million for the same period last year. Net cash used in investing activities for Fiscal 2005 was primarily attributable to leasehold improvements and furniture and fixtures of $5.3 million after new and existing stores and $1.3 million for the corporate headquarters, development costs for our management information systems of $3.7 million and implementation costs of our logistics and franchise distribution initiatives of $2.1 million, partially offset by $250,000 of proceeds from the closure of one store. Net cash used in investing activities in Fiscal 2004 was primarily attributable to leasehold improvements and furniture and fixtures of $5.3 million for the corporate headquarters and new and existing stores and development costs for our management information systems of $8.2 million. During Fiscal 2005, we used cash to purchase investments in auction rate securities in the aggregate of $123.1 million, while we also had corresponding cash receipts for the sales of these auction rate securities in the aggregate of $123.1 million. As of the end of Fiscal 2005, 2004 and 2003, we had no investments in auction rate securities. For Fiscal 2004, cash used in investing activities was primarily attributable to the opening of nine Company-owned stores this year compared with the opening of 35 Company-owned stores (including an acquisition of eleven stores from a third party and two stores from a franchisee) during Fiscal 2003 as well as investments in the information systems and logistics initiatives.
      Financing Activities. Net cash provided by financing activities was $889,000 for Fiscal 2005 compared with cash used in financing activities of $13.6 million for the same period last year. We had no advances under our Loan Agreement during Fiscal 2005. The net cash provided by financing activities was primarily from proceeds received for exercises of company stock options. The net cash used in financing activities during Fiscal 2004 was primarily from the payment of $11.2 million under the Loan Agreement as well as cash overdrafts of $4.1 million, partially offset by proceeds received from the exercise of company stock options.
      Loan Agreement. At July 2, 2005 and August 30, 2005, we had no balance outstanding under the Loan Agreement. Under the terms of the Loan Agreement, we may from time to time borrow amounts based on a percentage of our eligible inventory and credit card receivables, up to a maximum of $65 million at any time outstanding, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. We have the option, based on our liquidity needs, to borrow at (i) the adjusted Eurodollar rate per annum, plus the applicable margin which is currently at 1.25% (which in the aggregate under the Loan Agreement was 3.34% for a 1 month term at July 2, 2005), or (ii) the prime rate per annum, less the applicable margin which is currently 0.25% (which in the aggregate under the Loan Agreement was 6.00% at July 2, 2005). Borrowings under the Loan Agreement are secured by a lien on substantially all of our assets. Based on a percentage of current eligible inventory and credit card receivables, we had $38.3 million and $25.2 million available to be borrowed under the Loan Agreement at August 30, 2005 and July 2, 2005, respectively.
      On July 15, 2005, we entered into a third amendment (the “Third Amendment”) to our Loan Agreement, dated January 2003, as amended, by and between us and Wells Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc. as documentation agent. The purposes of the Third Amendment were to: (i) reduce the LIBOR margin payable by the us for our borrowings; (ii) reduce the fee structure applicable to unused or outstanding borrowings; (iii) recalculate the borrowing base applicable to borrowings including the reduction in the availability block from $10 million to $5 million; (iv) permit us to elect to increase the maximum revolver amount and revolver commitments to an aggregate amount not to exceed $80 million; and (v) extend the maturity date of the Loan Agreement until June 30, 2009. Certain other definitions and provisions of the Loan Agreement were also amended.
      Warrants. There were no warrants to purchase our common stock exercised in Fiscal 2005 or Fiscal 2004. As of July 2, 2005, we had 2,496,000 warrants to purchase our common stock outstanding, all of which are currently exercisable, at an exercise price of $1.07 per share.
Contractual Obligations and Commercial Commitments

				Logistics
		Operating	Merchandise	Initiative	Auto
	Total	Leases(1)	Commitments(2)	Obligations	Leases	Severance(3)

	(In thousands)
Fiscal year ending:
2006	$72,669	$47,798	$20,744	$2,700	$265	$1,162
2007	46,912	44,002	—	2,700	210	—
2008	35,402	35,330	—	—	72	—
2009	23,478	23,478	—	—	—	—
2010	15,442	15,442	—	—	—	—
Thereafter	44,838	44,838	—	—	—	—

	$238,741	$210,888	$20,744	$5,400	$547	$1,162

(1)	We are also obligated for guarantees, subleases or assigned lease obligations for 22 of the franchise stores through 2011. The majority of the guarantees, subleases and assigned lease obligations were given when we sold stores in 1999 as part of our restructuring. The guarantees, subleases and assigned lease obligations continue until the applicable leases expire. The maximum amount of the guarantees, subleases and assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. As of July 2, 2005, the maximum amount of the guarantees, subleases and assigned lease obligations was approximately $11.3 million, which is not included in the table above.

      The operating leases included in the above table also do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations in Fiscal 2005, or other variable costs such as maintenance, insurance and taxes, which represented approximately 5.9% of minimum lease obligations in Fiscal 2005.

(2)	In Fiscal 2005, we purchased in excess of $400 million of merchandise from third party suppliers. We currently have one contract, which terminates on December 31, 2005 but may be extended until December 31, 2010 at the suppliers’ option, that provides for minimum merchandise commitments equal to less than 5% per year of our total merchandise purchased from third party suppliers (based on Fiscal 2005 total purchases). These potential merchandise commitments are not reflected in the table above.

(3)	We had an aggregate contingent liability of up to $1.9 million related to potential severance payments for 17 employees as of August 30, 2005 and 16 employees as of July 2, 2005 pursuant to their respective employment agreements. We are not currently aware of any event that would trigger any or all of such $1.9 million contingent liability. These potential severance payments are not reflected in the table above.
      In addition, on June 30, 2005, we entered into Retention Bonus and Severance Agreements (the “RBS Agreements”) with each of the our named executive officers, except Michael E. Tennenbaum, and other employees of ours. The RBS Agreements provide that each such employee will be paid a one-time, lump sum retention payment of a specified amount if (a) there is a Change in Control or Change in CEO (each as defined therein and each a “Qualifying Event”) within three years of the effective date and (b) such employee remains employed by us or the surviving entity for six months after the Qualifying Event. In addition, the RBS Agreements provide that each such employee will be paid a lump sum severance payment of a specified amount if (a) there is a Qualifying Event and (b) the employee is terminated by us without cause or resigns for good reason (“Termination”) after the Qualifying Event and before the second anniversary of the closing date of the Qualifying Event. We will also pay the employer portion of any COBRA continuation coverage timely elected by such employee and will provide such employee with outplacement assistance for three months by a vendor of the our choice (up to a reasonable cost to be established by us). Based on the RBS Agreements, we had an aggregate contingent liability in the amounts of $1.8 million for retention bonus payments and $6.9 million related to potential severance for 31 employees as of August 30, 2005 and July 2, 2005, none of which is reflected in the table above.
      Operating Leases. We closed three stores in Fiscal 2005, as compared to two store closings during Fiscal 2004. A reserve of $775,000 has been recorded for future rent, property tax and utility payments for one store closed in Fiscal 2005 and three stores closed in prior fiscal years. We do not expect to incur significant additional exit costs relating to these closures.
      As of August 30, 2005, we entered into 10 temporary store leases for which we are going to do business as “Halloween Costume Warehouse” for the 2005 Halloween season. These temporary stores are only being leased for the Fiscal 2006 Halloween season and are being leased for approximately four months.
      On September 16, 2004, we entered into a new corporate office lease for 106,000 square feet of office space. The initial term is for 12 years, with two five-year renewal options. The lease contains escalation clauses and obligations for reimbursement of common area maintenance and real estate taxes. The lease for our current corporate headquarters expired in December 2004, but we negotiated an extension of such lease to expire, at our option, on December 31, 2005. We intend to relocate to our new corporate headquarters by the end of the second quarter of Fiscal 2006 and intend to vacate our current corporate headquarters thereafter.
      Merchandise Commitments. We enter into arrangements to purchase merchandise up to eight months in advance of expected delivery. Historically, these purchase commitments did not contain any significant termination payments or other penalties if cancelled. Certain of these purchase commitments may obligate us to specified quantities, even if desired quantities change at a later date. As of July 2, 2005, we had approximately $20.7 million of propriety product for which we have made purchase arrangements.
      Logistics Initiative Obligations. Logistics initiative obligations include a commitment for the purchase of selected equipment and services associated with the operation of the distribution centers.
      Auto Leases. At July 2, 2005, we operated a fleet of 37 leased motor vehicles, primarily for the district managers and regional management. The terms of these leases generally run for 36 months and expire at various times through June 2008.
      Severance. The severance obligations relate to our former Chief Executive Officer, as well as the elimination of a number of positions throughout the Company. Based on these eliminations, we incurred severance obligations payable throughout Fiscal 2006 according to our normal payroll policy.
      Capital Leases. We have entered into a capital lease arrangement for a period of two years with a third party provider that involves dedicated assets needed for our logistics initiative. As of July 2, 2005, the contractual obligation of this capital lease is equal to $741,000, which includes $31,000 of imputed interest. The remaining current and long-term portion of this capital lease liability recorded, excluding imputed interest of $22,000 and $9,000 respectively, is $181,000 and $529,000, respectively. The capital lease is not reflected in the above table.
      Other. Pursuant to the terms of the Loan Agreement, we had a standby letter of credit of $5.7 million outstanding at August 30, 2005 and July 2, 2005, respectively, relating to general liability and workers compensation insurance which is not reflected in the above table.
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
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), an amendment of FASB Statements No. 123 and No. 148. Under SFAS No. 123R, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. SFAS No. 123R is effective beginning in the first quarter of Fiscal 2006. We currently account for stock options under Accounting Principles Bulletin (“APB”) No. 25 using the intrinsic value method in accounting for its employee stock options. No stock-based compensation costs were reflected in net income relating to options under those plans because all options were granted at an exercise price greater than or at market value of the underlying common stock on the date of grant. Under the adoption of SFAS No. 123R, the Company will be required to expense stock options over the vesting period in its statement of income. In addition, the Company will need to recognize expense over the remaining vesting period associated with unvested options outstanding as of July 2, 2005. The pro forma impact of expensing options is disclosed in Note 1. The Company expects the adoption of SFAS No. 123R to have a similar effect as currently disclosed by the pro forma disclosures under SFAS No. 123.
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

      In December 2004, the FASB published SFAS No. 153, “Exchanges of Non-monetary Assets” (“SFAS No. 153”), an amendment of APB Opinion No. 29, which requires that non-monetary asset exchanges should be calculated at the fair value of the asset exchanged. We have determined that SFAS No. 153 will not have a material impact on our condensed consolidated results of operations, financial position or cash flows.
      In March 2005, the FASB issued Interpretation No. 47 (“Interpretation No. 47”) “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. Interpretation No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We have determined that Interpretation No. 47 will not have a material impact on our consolidated results of operation, financial position or cash flows.

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
      In the normal course of doing business, we are exposed to interest rate change and market risk. Our business is seasonal and our borrowing patterns follow such seasonality. Debt balances generally go up in the spring and down in the fall. All of our available borrowings under the Loan Agreement are at variable rates. We have the option, based on our liquidity needs, to borrow at (i) the adjusted Eurodollar rate per annum, plus the applicable margin which is currently at 1.25% (which in the aggregate under the Loan Agreement was 3.34% for a 1 month term at July 2, 2005), or (ii) the prime rate per annum, less the applicable margin which is currently 0.25% (which in the aggregate under the Loan Agreement was 6.00% at July 2, 2005) and, therefore, any sudden material increase in the Eurodollar rate or prime rate in a peak borrowing period may negatively impact our short term results. However, because we pay our outstanding debt down quickly, such an increase would not affect us unless it was very large. A hypothetical 1.0% increase or decrease in interest rates in the associated debt’s variable rate would not materially affect our results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data
      The response to this item is submitted as a separate section of this Annual Report on Form 10-K, commencing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms and that such information is accumulated and communicated to our management, including our Chairman of the Executive Committee and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chairman of the Executive Committee and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing and for the reasons specified in management’s report below, our management, including our Chairman of the Executive Committee and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report. In light of the material weakness described below, we performed additional analyses and other procedures to ensure our consolidated financial statements are prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Management, including the Chairman of the Executive Committee and Chief Financial Officer, assessed our internal control over financial reporting as of July 2, 2005, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit organization.
      During the audit of our consolidated financial statements for Fiscal 2005 Deloitte & Touche LLP, our independent registered public accounting firm, and management notified our audit committee that we had identified a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In particular, during the financial closing and reporting process in connection with the audit, errors were identified that resulted from a weakness in our financial closing and reporting process, specifically, review, monitoring and analysis of selected account balances and technical interpretation of GAAP. These deficiencies resulted in adjustments to the consolidated financial statements as of July 2, 2005, of which two were material errors: (i) we incorrectly calculated goodwill impairment in accordance with SFAS No. 142, and we were required to record an additional $1.6 million of goodwill impairment; and (ii) we incorrectly classified $1.4 million relating to accrued property and equipment in investing activities in our consolidated statement of cash flows. Based on these facts, and because of the significance of the financial closing and reporting process, our management, including our chairman of the executive committee and CFO, has concluded that these inadequacies in our internal control over financial reporting constitute a material weakness as of July 2, 2005.
      Due to the foregoing assessment, management has concluded that our internal control over financial reporting was not effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with our audit committee.
      Our independent registered public accounting firm, Deloitte & Touche LLP, audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP has issued an attestation report concurring with management’s assessment, which is included below.

Remediation Steps to Address Material Weakness
      We are currently reviewing our resources for evaluating and resolving non-routine and/or complex accounting transactions to determine the proper remediation for the material weakness identified. While we believe the primary reason for the material weakness was due to an atypical overload of our accounting and financial staff relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the first time, we may conclude to take one or more of the following actions: (a) hire additional qualified employees in our finance and accounting departments that have experience with complex accounting transactions; (b) enhance training relating to GAAP in respect of non-routine and/or complex accounting transactions; (c) adopt more rigorous policies and procedures with respect to goodwill impairment testing and classification of cash flows, and (d) engage a third party specialist to assist the Company’s personnel conducting comprehensive and detailed reviews of non-routine and/or complex accounting transactions. While we intend to take all necessary actions to remediate the material weakness, there remains a risk that the transitional procedures which we may take will not be sufficient.

Changes in Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting during the fiscal quarter ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies and procedures or in other areas that could significantly affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Party City Corporation
Rockaway, New Jersey
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Party City Corporation and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of July 2, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company identified a material weakness in their financial closing and reporting process, specifically, review, monitoring and analysis of selected account balances and technical interpretation of generally accepted accounting principles did not operate effectively. The control ineffectiveness resulted in adjustments to the consolidated financial statements, of which two were material errors; goodwill and investing activities in the statement of cash flow at July 2, 2005. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended July 2, 2005, of the Company and this report does not affect our report on such consolidated financial statements and consolidated financial statement schedule.

      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of July 2, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of a material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of July 2, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 2, 2005 of the Company and the related consolidated financial statement schedule listed in the Index at item 15, and our report dated September 15, 2005 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
September 15, 2005

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item is set forth in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders (the “Proxy Statement”) under the subheadings “Election of Directors”, “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
Code of Business Conduct and Ethics
      We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our officers, directors and employees. The Code, the charters of the Audit, Compensation and Nominating and Corporate Governance committees and other related corporate governance information are posted on our website at www.partycity.com. We intend to post any amendments to or waivers from the Code on our website.

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
      1. The following consolidated financial statements listed below are filed as a separate section of this Annual Report on Form 10-K commencing on page F-1:

Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

Consolidated Balance Sheets as of July 2, 2005 and July 3, 2004.

Consolidated Statements of Income for the years ended July 2, 2005, July 3, 2004 and June 28, 2003.

Consolidated Statements of Stockholders’ Equity for the years ended July 2, 2005, July 3, 2004 and June 28, 2003.

Consolidated Statements of Cash Flows for the years ended July 2, 2005, July 3, 2004 and June 28, 2003.

Notes to Consolidated Financial Statements for the years ended July 2, 2005, July 3, 2004 and June 28, 2003.
      2. Financial Statement Schedule for the years ended July 2, 2005, July 3, 2004 and June 28, 2003.
      3. See (b) below for a list of Exhibits.
      (b) The exhibits, which are set forth on the exhibit list beginning on the next page, are included as a part of this Annual Report on Form 10-K or, where indicated, are incorporated herein by reference.
      (c) See Schedule II, Valuation and Qualifying Accounts, included herein.

EXHIBIT INDEX

Exhibit
No.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 17, 2004 (the “S-1”).

3.2	Bylaws of the Company as amended, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 12, 2003 (the “November 2003 10-Q”).

4.1	Specimen stock certificate evidencing the Common Stock, incorporated by reference from the Company’s Registration Statement as amended on Form S-1 Number 333-00350 as filed with the SEC on January 18, 1996 (the “S-1”).

10.1	Form of Unit Franchise Agreement entered into by the Company and franchisees, incorporated by reference from the S-1.

10.2	Amended and Restated Investor Rights Agreement, dated as of August 18, 2003, by and among the Company and the Investors, incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the SEC on September 26, 2003 (the “September 2003 10-K”).

10.3	Description of oral consulting agreement between the Company and Ralph Dillon, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 13, 2001.

10.4	Consulting Agreement between the Company and Dillon Associates Retail Consultants, dated April 12, 2005, incorporated by reference from the Company’s Current Report 8-K as filed with the SEC on April 18, 2005.

10.5	Employment Agreement of Steven Skiba, dated as of November 29, 2002, by and between the Company and Steven Skiba, incorporated by reference from the September 2003 10-K.

10.6	Employment Agreement of Linda Siluk, dated as of November 7, 2003, by and between the Company and Linda M. Siluk, incorporated by reference from the November 2003 10-Q.

10.7	Separation Agreement of Linda M. Siluk, dated as of September 30, 2004, by and between the Company and Linda M. Siluk, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2004.

10.8	Employment Agreement of Warren Jeffrey, dated as of November 7, 2003, by and between the Company and Warren Jeffery, incorporated by reference from the November 2003 10-Q. This Employment Agreement was terminated as of January 8, 2005, as specified in the Company’s Current Report on Form 8-K as filed with the SEC on December 30, 2004.

10.9	Employment Agreement of Richard H. Griner dated as of January 12, 2004, by and between the Company and Richard H. Griner, incorporated by reference from the February 2004 10-Q.

10.10	Employment Agreement of Gregg A. Melnick, dated as of September 7, 2004, by and between the Company and Gregg A. Melnick incorporated by reference from the Company’s Current Report on Form 8-K as filed on September 9, 2004.

10.11	Employment Agreement of Lisa Laube, dated as of April 26, 2004, by and between the Company and Lisa Laube incorporated by reference from the Company’s Current Report on Form 10-Q as filed with the SEC on November 12, 2004.

10.12	Employment Agreement of Nancy Pedot, dated December 23, 2004, by and between the Company and Nancy Pedot, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on December 27, 2004.

10.13	Separation Agreement of Nancy Pedot, dated March 30, 2005, by and between the Company and Nancy Pedot, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on August 1, 2005.

10.14	Form of Indemnification Agreement, dated May 26, 2005, by and between the Company and each of its directors, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on May 26,2005.

10.15	Form of Retention Bonus and Severance Agreements, dated June 30, 2005, by and between the Company and certain employees of the Company, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on July 5, 2005.

Exhibit
No.

10.16		Management Stock Purchase Plan of the Company, incorporated by reference from the Registration of Form S-8 as filed with the SEC on July 23, 2001.

10.17		Employee Stock Purchase Plan of the Company, incorporated by reference from the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, included within Form 14-A as filed with the Commission on October 18, 2001.

10.18		Amended and Restated 1994 Stock Option Plan, incorporated by reference from the Registration of Form S-8 as filed with the SEC on January 9, 1997.

10.19		1999 Stock Incentive Plan (Amended and Restated as of October 17, 2003), incorporated by reference from the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders included within Form 14-A as filed with the SEC on October 20, 2003.

10.20		Form of Employee Stock Option Agreement (1999 Stock Incentive Plan) incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 10, 2005.

10.21		Forms of Non-Employee Director Stock Option Agreement (1999 Stock Incentive Plan) incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 10, 2005.

10.22		Summary of Fiscal Year 2005 Corporate Bonus Plan incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 10, 2005.

10.23		Compensation Payable to Non-Employee Directors incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 10, 2005.

10.24		Loan and Security Agreement (the “Loan Agreement”), dated January 9, 2003, by and between the Company and Wells Fargo Retail Finance, LLC, (“WFRF”), as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on January 10, 2003.

10.25		First Amendment to the Loan, dated February 10, 2005 by and between the Company and Wells Fargo Retail Finance, LLC incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 10, 2005.

*10	.26	Second Amendment to the Loan, dated June 23, 2005 by and between the Company and Wells Fargo Retail Finance, LLC.

10.27		Third Amendment to the Loan, dated July 15, 2005 by and between the Company and Wells Fargo Retail Finance, LLC, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on July 19, 2005.

10.28		Stock Pledge Agreement, dated January 9, 2003, by and among the Company, Party City Michigan, Inc. (“PCMI”) and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

10.29		Trademark Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

10.30		Copyright Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

10.31		Guaranty and Security Agreement, dated January 9, 2003, by and between PCMI and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.

10.32		Agreement of Lease, dated September 16, 2004, by and between the Company and North Jersey Green 501, LLC, for the Company’s new corporate headquarters, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on September 20, 2004.

10.33		First Modification of Agreement of Lease (included herein as Exhibit 10.26), dated January 26, 2005 by and between the Company and North Jersey Green 501, LLC incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 10, 2005.

Exhibit
No.

*23	.1	Consent of Deloitte & Touche LLP.

*31	.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32	.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included herein.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 15, 2005.

PARTY CITY CORPORATION

By:	/s/ MICHAEL E. TENNENBAUM

Michael E. Tennenbaum
Chairman of the Executive Committee

By:	/s/ GREGG A. MELNICK

Gregg A. Melnick
Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ RALPH D. DILLON Ralph D. Dillon	Non-Executive Chairman of the Board and Director	September 15, 2005

By:	/s/ MICHAEL E. TENNENBAUM Michael E. Tennenbaum	Vice Chairman and Director	September 15, 2005

By:	/s/ L.R. JALENAK, JR. L.R. Jalenak, Jr.	Director	September 15, 2005

By:	/s/ FRANKLIN R. JOHNSON Franklin R. Johnson	Director	September 15, 2005

By:	/s/ HOWARD LEVKOWITZ Howard Levkowitz	Director	September 15, 2005

By:	/s/ WALTER SALMON Walter Salmon	Director	September 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Party City Corporation
Rockaway, New Jersey
      We have audited the accompanying consolidated balance sheets of Party City Corporation and subsidiary (the “Company”) as of July 2, 2005 and July 3, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended July 2, 2005. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 2, 2005 and July 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 2, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.
/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
September 15, 2005

PARTY CITY CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of

	July 2,	July 3,
	2005	2004

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,034	$27,845
Merchandise inventory	72,818	57,357
Other current assets, net	33,486	20,669

Total current assets	117,338	105,871
Property and equipment, net	45,269	48,762
Goodwill	16,378	18,614
Other assets	4,988	4,170

Total assets	$183,973	$177,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,875	$38,364
Accrued expenses and other current liabilities	26,710	32,689

Total current liabilities	70,585	71,053
Long-term liabilities:
Deferred rent and other long-term liabilities	10,461	9,526
Commitments and contingencies (See notes 13 and 15)
Stockholders’ equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 18,030,360 shares issued and 17,283,348 shares outstanding at July 2, 2005; 17,835,778 shares issued and 17,088,766 shares outstanding at July 3, 2004	180	178
Additional paid-in capital	48,506	46,683
Retained earnings	60,181	55,917
Treasury stock, at cost (747,012 shares)	(5,940)	(5,940)

Total stockholders’ equity	102,927	96,838

Total liabilities and stockholders’ equity	$183,973	$177,417

See accompanying notes to consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

	(In thousands, except per share data)
Revenues:
Net sales (retail)	$467,668	$496,138	$464,258
Royalty fees	19,666	19,521	18,007
Net sales to franchisees	16,372	—	—
Franchise fees	160	608	355

Total revenues	503,866	516,267	482,620
Expenses:
Cost of goods sold and occupancy costs (retail)	316,663	332,311	311,170
Cost of goods sold to franchisees	14,388	—	—
Company-owned store operating and selling expense	110,757	113,292	108,294
Franchise transportation and other selling expense	2,024	—	—
Other franchise expense	8,142	7,184	6,538
General and administrative expense	41,502	35,537	30,970
Impairment charges	2,831	—	1,505
Litigation charges	—	4,100	—

Total expenses	496,307	492,424	458,477

Operating income	7,559	23,843	24,143
Interest income	(451)	(92)	(175)
Interest expense	500	563	4,165

Interest expense, net	49	471	3,990

Income before income taxes	7,510	23,372	20,153
Provision for income taxes	3,246	9,466	8,061

Net income	$4,264	$13,906	$12,092

Basic earnings per share	$0.25	$0.82	$0.73

Weighted average shares outstanding — basic	17,184	16,880	16,602

Diluted earnings per share	$0.22	$0.71	$0.62

Weighted average shares outstanding — diluted	19,831	19,651	19,646

See accompanying notes to consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Treasury
			Paid-in-	Retained	Stock at
	Shares	Amounts	Capital	Earnings	Cost	Total

	(In thousands, except share data)
Balance at June 29, 2002	16,239,081	$162	$39,347	$29,919	$(1,829)	$67,599
Warrant exercise	672,459	7	484	—	—	491
Equity compensation	—	—	342	—	—	342
Tax effect of non-qualified options	—	—	556	—	—	556
Exercise of stock options	213,486	2	1,130	—	—	1,132
Issuance of shares of Management Stock Purchase Plan	95,511	1	707	—	—	708
Issuance of shares of Employee Stock Purchase Plan	76,270	1	612	—	—	613
Repurchase of common shares (463,012 shares)	—	—	—	—	(4,111)	(4,111)
Net income	—	—	—	12,092	—	12,092

Balance at June 28, 2003	17,296,807	173	43,178	42,011	(5,940)	79,422
Equity compensation	—	—	102	—	—	102
Tax effect on non-qualified options	—	—	1,110	—	—	1,110
Exercise of stock options	471,220	4	1,709	—	—	1,713
Issuance of shares of Management Stock Purchase Plan	10,880	—	87	—	—	87
Issuance of shares of Employee Stock Purchase Plan	56,871	1	497	—	—	498
Net income	—	—	—	13,906	—	13,906

Balance at July 3, 2004	17,835,778	178	46,683	55,917	(5,940)	96,838
Equity compensation	—	—	47	—	—	47
Tax effect on non-qualified options	—	—	176	—	—	176
Exercise of stock options	136,849	1	1,029	—	—	1,030
Issuance of shares of Management Stock Purchase Plan	8,895	—	52	—	—	52
Issuance of shares of Employee Stock Purchase Plan	48,838	1	519	—	—	520
Net income	—	—	—	4,264	—	4,264

Balance at July 2, 2005	18,030,360	$180	$48,506	$60,181	$(5,940)	$102,927

See accompanying notes to consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

	(In thousands)
Cash flow from operating activities:
Net income	$4,264	$13,906	$12,092
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	17,026	17,601	16,229
Impairment of assets	2,831	—	1,505
Amortization of financing costs	159	163	1,624
Deferred rent	411	(608)	556
Deferred taxes	2,311	(1,051)	(2,131)
Stock-based compensation	47	102	342
Provision for doubtful accounts	343	(141)	(498)
Other	389	72	162
Changes in assets and liabilities:
Merchandise inventory	(15,461)	8,551	(9,634)
Accounts payable	5,511	404	5,545
Accrued expenses and other current liabilities	(6,290)	9,298	(1,381)
Other long-term liabilities	(3)	(41)	121
Other current assets and other assets	(17,024)	3,343	(1,444)

Net cash (used in) provided by operating activities	(5,486)	51,599	23,088

Cash flow from investing activities:
Purchase of short-term investments	(123,125)	—	—
Sale of short-term investments	123,125	—	—
Purchases of property and equipment	(12,464)	(13,484)	(20,476)
Proceeds from the sale of assets	250	—	—
Stores acquired	—	—	(1,758)

Net cash used in investing activities	(12,214)	(13,484)	(22,234)

Cash flow from financing activities:
Proceeds from exercise of stock options and warrants	1,030	1,713	1,623
Repayment of capital lease	(141)	—	—
Net (repayment of) proceeds from Loan Agreement	—	(11,229)	11,229
Change in cash overdrafts	—	(4,126)	1,041
Payments on senior notes	—	—	(10,207)
Purchase of treasury shares	—	—	(4,111)
Payment of financing costs	—	—	(524)

Net cash provided by (used in) financing activities	889	(13,642)	(949)

Net (decrease) increase in cash and cash equivalents	(16,811)	24,473	(95)
Cash and cash equivalents, beginning of year	27,845	3,372	3,467

Cash and cash equivalents, end of year	$11,034	$27,845	$3,372

Supplemental disclosure of cash flow information:
Income taxes paid	$6,493	$8,531	$9,895
Interest paid	$340	$401	$2,978
Tax-effect on non-qualified stock options	$176	$1,110	$556
Supplemental disclosure of non-cash investing activity:
Accrued purchases of property and equipment	$1,374	$—	$—
Supplemental disclosure of non-cash financing activities:
Issuance of shares under employee stock purchase plan	$520	$498	$613
Issuance of shares under management stock purchase plan	$52	$87	$708
Capital lease obligation used to purchase fixed assets	$851	$—	$—
Issuance of warrants	$—	$—	$245
See accompanying notes to consolidated financial statements.

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Consolidated Financial Statements
      Party City Corporation (the “Company”) is incorporated in the State of Delaware and operates retail party supply stores within the United States and sells franchises on an individual store and franchise area basis throughout the United States and Puerto Rico. At July 2, 2005, the Company had 247 Company-owned stores and 255 franchise stores in its network. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Party City Michigan, Inc. All significant intercompany balances and transactions have been eliminated.
      The Company’s fiscal year ends the Saturday nearest to June 30. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52- or 53-week period, as applicable, ending the Saturday nearest to June 30. Unless otherwise stated, the financial results presented for the year ended July 2, 2005, July 3, 2004 and June 28, 2003 are based on a 52-week period, 53-week period and a 52-week period, respectively.

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

Short-Term Investments
      Although the Company did not have a balance of short-term investments as of July 2, 2005, the Company purchased and subsequently sold short-term investments during Fiscal 2005, which consisted of auction rate debt and preferred stock securities. Auction rate securities are term securities earning income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process. These securities are classified as “available-for-sale” securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, these short-term investments are recorded at fair-value, with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of tax. Realized gains and losses and investment income are included in earnings. Although the Company had no short-term investments at July 2, 2005 on the Balance Sheet, as mentioned above, the year to date investment activity on a cumulative basis is presented in the cash flows from investing activities.

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments
      Financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable and advances under the Loan Agreement. The carrying amounts of such financial instruments reported in the balance sheets approximate their fair market values due to their short-term maturities.

Merchandise Inventory
      Inventory is valued using the cost method which values inventory at the individual item level at the lower of the actual cost or market cost. Cost is determined using the weighted average method. Market cost is determined by the estimated net realizable value, i.e. the expected merchandise selling price. Inventory levels are reviewed to identify slow-moving and closeout merchandise that will no longer be carried. The Company also estimates amounts of current inventories that will ultimately become obsolete due to changes in fashion and style, based on the following factors: (i) supply on hand, (ii) historical experience and (iii) the Company’s expectations as to future sales.
      During the first quarter of Fiscal 2005, the Company launched its logistics initiative, which includes modifying the Company’s business operations to vertically integrate certain logistics and distribution activities, and the Company therefore adopted new specific accounting policies for the treatment of the costs associated with the Company’s distribution network. The Company has outsourced the operations of its distribution network to a third party. Distribution costs include the third-party fees and expenses of operating the distribution centers and the freight expense related to transporting merchandise to the Company’s stores. These distribution costs are initially capitalized into merchandise inventory and expensed when the merchandise is sold in the Company’s stores.
      During the third quarter of Fiscal 2005, the Company began providing product and logistics services through its distribution network to all of its franchise operators. Revenues and expenses associated with servicing the franchisees through the distribution network include product sales and fixed and variable distribution center expenses, transportation and other selling expenses, respectively. As defined in Emerging Issues Task Force (“EITF”) Issue No. 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent”, the Company records revenues and expenses related to servicing its franchisees on a gross basis because the Company acts as a principal in the transaction, takes title to the products, and holds inventory ownership risk.
      The Company estimates inventory shortage for the period from the last inventory date to the end of the reporting period on a store-by-store basis. The Company’s inventory shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is the basis for estimating shrinkage.

Allowance for Doubtful Accounts
      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s franchisees to make required payments. A considerable amount of judgement is required in assessing the ultimate realization of these receivables, including consideration of the Company’s history of receivable write-offs, the level of past due accounts and the economic status of its franchisees. If the financial condition of the Company’s franchisees were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Vendor Allowances
      The Company and certain vendors have arrangements whereby the vendors provide merchandise allowances based on purchases. Generally, these arrangements provide for a fixed percentage discount to be provided to the Company. Because the arrangements provide for concessions to be based on the level of

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      All allowances received from the Company’s vendors are a result of either the buying relationship or a reimbursed cost of specific advertising. The Company’s accounting methodology with respect to vendor merchandise allowances reflects this viewpoint, and appropriately captures the substance of the vendor consideration.

Litigation
      The Company is subject to litigation in the ordinary course of business and also to certain other litigation-related contingencies (see note 15). Legal fees and other expenses related to litigation and contingencies are recorded as incurred. The Company, in consultation with its counsel, assesses the need to record a liability for litigation and contingencies on a case-by-case basis. Accruals are recorded when the Company determines that a loss related to a matter is both probable and reasonably estimable.

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

Advertising Costs
      Advertising costs, including print and other media advertising, are expensed as incurred and were $25.2 million, $23.5 million and $22.4 million for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.

Advertising Fund
      Pursuant to its franchise agreements, the Company collects 1% of the net sales of its franchise stores for contribution into the Advertising Fund (the “Ad Fund”). The Company also contributes 1% of net sales of Company-owned stores into the Ad Fund. These amounts are restricted to be used for advertising. To cover the expenses of fund administration, the Company historically charged the Ad Fund a management fee equal to 5% of the contributions. Such charges were discontinued in 2005. For the fiscal years ended July 2, 2005, July 3, 2004 and June 28, 2003, Ad Fund management fees of $0, $508,000 and $484,000, respectively, were collected by the Company and credited to general and administrative expense. Amounts collected on behalf of the franchisees are deferred until advertising costs are incurred.

Property and Equipment
      Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets or, where applicable, the terms of the

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respective leases, whichever is shorter. The Company uses estimated useful lives of five to seven years for furniture, fixtures and equipment. Capitalized software costs are amortized on a straight-line basis over their estimated lives of three to five years. Depreciation begins in the year the assets are placed into service. Included in property and equipment is computer hardware with a net book value of approximately $130,000, which is currently held for sale.
      Maintenance and repairs are charged directly to expense as incurred. Major renewals or replacements of fixed assets are capitalized after making the necessary adjustments to the asset and accumulated depreciation of the items renewed or replaced.

Impairment of Finite-Lived Assets
      The Company evaluates finite-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). This statement supersedes SFAS No. 121, “Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of.” Finite-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. The Company evaluated its finite-lived assets during Fiscal 2005, 2004 and 2003. Based on current and projected performance, the Company recorded $595,000 in fixed asset impairments in Fiscal 2005. There were no fixed asset impairments in Fiscal 2004. In Fiscal 2003, the Company recorded $946,000 in fixed asset impairments. After adjusting for the impairment charge, management believes the carrying value and useful lives are appropriate.

Non-Compete Agreement
      The Company has one non-compete agreement with a franchise owner. The Company also has trademark license agreements. These agreements are included in other assets and are being amortized using the straight-line method over the life of the agreement, which expire in fiscal 2022. Amortization expense for other intangibles was $81,000, $134,000 and $131,000, for the fiscal years ended July 2, 2005, July 3, 2004 and June 28, 2003, respectively. The following chart shows the amortization expense of these intangibles by year until they are fully amortized:

Amortization
Expense

(In thousands)
Fiscal Year Ending:
2006	$82
2007	82
2008	82
2009	21
2010	1
Thereafter	13

Total amortization expense	$281

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
      The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective July 1, 2001. It changed the accounting for goodwill from an amortization method to an “impairment only” approach. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company evaluates the goodwill associated with its acquisitions and this evaluation is based on current and projected performance.
      In the fourth quarter of Fiscal 2005, in accordance with the Company’s annual review of goodwill under SFAS No. 142, the Company determined that the goodwill associated with certain underperforming stores principally located in the Seattle market was impaired and a charge for $2.2 million was recorded. The Company recorded no goodwill impairment in Fiscal 2004 and recorded goodwill impairment of approximately $559,000 in Fiscal 2003. In measuring fair value the Company used the discounted cash flow method, and estimated the fair value of the equity based on anticipated cash flows over five years plus a terminal value at the end of five years and discounted these items to their present value using an a rate of return of 13%. The Company then allocated the fair value to all of the assets and liabilities of the Company (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the price paid to acquire the Company. As such the Company determined that goodwill was impaired under the fair value test.

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

Stock-Based Compensation
      In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for grants in the respective periods:

	Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

Expected volatility	52%	55%	55%
Expected lives	4.0 years	4.0 years	5.4 years
Risk-free interest rate	3.3%	2.5%	2.3%
Expected dividend yield	0.0%	0.0%	0.0%
      The weighted average fair value of options granted during the fiscal years 2005, 2004 and 2003 were $5.65, $5.75 and $7.47, respectively.
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

	Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

	(In thousands)
Net income as reported	$4,264	$13,906	$12,092
Add: Stock-based employee compensation expense determined under APB 25, net of tax	28	73	205
Deduct: Total stock based employee compensation determined under fair value based method of SFAS No. 123, net of tax(1)	(2,022)	(1,816)	(1,247)

Pro-Forma net income	$2,270	$12,163	$11,050

Basic earnings per share:
As reported	$0.25	$0.82	$0.73
Pro-forma	$0.13	$0.72	$0.67
Diluted earnings per share:
As reported	$0.22	$0.71	$0.62
Pro-forma	$0.11	$0.62	$0.56

(1)	In accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the above assumptions for grants in the respective periods.

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
      The Company’s franchise segment generates revenues through one-time franchise fees and ongoing royalties and revenues related to product sold through the distribution network. Revenue from the sale of individual franchises, recorded as franchise fees, is recognized by the Company upon completion of certain initial services, which normally coincides with the opening of the franchisee’s store. Royalty fees are recorded on a monthly basis as a percentage of the franchisee’s net sales. Sales of products and services through our distribution network are recognized when goods are shipped, as the Company’s terms of sale are principally F.O.B. shipping point and, accordingly, title and the risks and rewards of ownership are transferred to the franchise. As franchisor, the Company supplies valuable and proprietary information pertaining to the operation of the Party City store business, as well as advice regarding location, improvements and promotion. The Company also supplies consultation in the areas of purchasing, inventory control, pricing, marketing,

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
merchandising, hiring, training, improvements and new developments in the franchisee’s business operations, and the Company provides assistance in opening and initially promoting the stores.
      Franchise area agreements represent arrangements with franchisees to open a specified number of franchises within defined geographic areas and development periods. The Company’s policy is to receive a deposit in advance for each of the potential stores, based on its standard initial franchise fee at the time the contract is signed. Upon receipt, the deposit is recorded as deferred revenue. When the Company satisfies its initial obligations to the franchisee and the store is opened, the Company recognizes the deposit as revenue. The Company had 255 and 257 franchise stores open at July 2, 2005 and July 3, 2004, respectively.

Operating Leases
      The Company’s rent expense under operating leases provides for step rent provisions, escalation clauses, capital improvement funding and other lease concessions as applicable in each lease. The minimum lease payments are recognized on a straight-line basis over the term of each individual underlying lease.

Store Opening and Closing Costs
      New store opening costs are expensed as incurred. Store closure costs, such as future rent and real estate taxes net of expected sublease recovery, are accrued when an agreement is entered or when the store is closed.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) published SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), an amendment of FASB Statements No. 123 and No. 148. Under SFAS No. 123R, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. SFAS No. 123R is effective beginning in the first quarter of Fiscal 2006. The Company currently accounts for stock options under Accounting Principles Bulletin (“APB”) No. 25 using the intrinsic value method in accounting for its employee stock options. No stock-based compensation costs were reflected in net income, relating to options under those plans because all options was granted at an exercise price greater than or at market value of the underlying common stock on the date of grant. Under the adoption of SFAS No. 123R, the Company will be required to expense stock options over the vesting period in its statement of income. In addition, the Company will need to recognize expense over the remaining vesting period associated with unvested options outstanding as of July 2, 2005. The pro forma impact of expensing options is disclosed above. The Company expects the adoption of SFAS No. 123R to have a similar effect as currently disclosed by the pro forma disclosures under SFAS No. 123.
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
      In December 2004, the FASB published SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”), an amendment of APB Opinion No. 29, which requires that nonmonetary asset exchanges should be calculated at the fair value of the asset exchanged. The Company has determined that SFAS No. 153 will not have a material impact on its condensed consolidated results of operations, financial position or cash flows.

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 2005, the FASB issued Interpretation No. 47 (“Interpretation No. 47”) “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. Interpretation No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company has determined that Interpretation No. 47 will not have a material impact on its consolidated results of operation, financial position or cash flows.

Seasonality
      The Company’s business is subject to substantial seasonal variations. Historically, the Company has realized a significant portion of its net sales, cash flow and net income in the second fiscal quarter of the year principally due to the sales in October for the Halloween season and, to a lesser extent, due to holiday sales for end of year holidays. The Company expects that this general pattern will continue.
      The Company’s results of operations and cash flows may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and store closings and the timing of the acquisition and disposition of stores.

Concentration
      The Company has four suppliers, who each represented over 5%, and who in the aggregate constituted approximately 40%, of the Company’s purchases for each of the three fiscal years ended July 2, 2005. The loss of any of these suppliers could adversely affect the Company’s operations.
      The Company’s merchandise mix is comprised of the following:

	Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

Seasonal:
Halloween	20%	20%	19%
All other seasons	16%	16%	19%

Non-seasonal	64%	64%	62%

	100%	100%	100%

Reclassifications
      The Company have made certain reclassifications to prior period information to conform to the current period presentation. The primary reclassification related to auction rate securities, which were previously recorded in cash and cash equivalents in the Company’s interim fiscal 2005 consolidated financial statements, and have been reclassified as short-term investments in the accompanying consolidated financial statements due to their liquidity and pricing reset feature. Prior period quarterly information will be reclassified to conform to the current year presentation. There will be no impact on net income, stockholders’ equity, debt covenants or cash flow from operations as a result of the reclassification of auction rate securities.

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Goodwill
      All of the Company’s recorded goodwill is associated with its retail segment. The changes in the carrying amount of goodwill for Fiscal 2005 and 2004 are as follows (in thousands):

Balance

Balance as of June 28, 2003 and July 3, 2004	$18,614
Goodwill impairment during Fiscal 2005	(2,236)

Balance as of July 2, 2005	$16,378

3.	Other Current Assets
      Other current assets consist of the following (in thousands):

	July 2,	July 3,
	2005	2004

Prepaid expenses and other current assets	$11,163	$3,984
Receivables from franchisees	10,340	2,354
Deferred taxes	6,199	9,298
Prepaid rent	4,699	3,794
Advance merchandise payments	1,280	595
Advertising Fund Cash	296	792

	33,977	20,817
Less: Allowance for doubtful accounts	(491)	(148)

	$33,486	$20,669

4.	Property and Equipment
      Property and equipment consist of the following (in thousands):

	July 2,	July 3,
	2005	2004

Equipment	$55,253	$52,998
Furniture	38,808	36,025
Leasehold improvements	30,095	27,558

	124,156	116,581
Less: accumulated depreciation	(78,887)	(67,819)

	$45,269	$48,762

      Depreciation expense of $16.9 million, $17.5 million and $16.1 million was recorded in Fiscal 2005, 2004 and 2003, respectively, on equipment, furniture and leasehold improvements.

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Other Assets
      Other assets consist of the following (in thousands):

	July 2,	July 3,
	2005	2004

Deferred income taxes	$2,749	$1,961
Security deposits	1,825	1,556
Non-compete agreement	282	362
Loan commitment fees and other	132	291

	$4,988	$4,170

6.	Accrued Expenses and Other Current Liabilities
      Accrued expenses and other current liabilities consist of the following (in thousands):

	July 2,	July 3,
	2005	2004

Accrued compensation	$6,590	$7,812
Accrued insurance	4,667	4,529
Sales and use taxes	1,982	1,929
Accrued legal settlement and legal fees	381	5,980
Other	13,090	12,439

	$26,710	$32,689

7.	Financing Agreements
      In January 2003, the Company entered into a $65 million revolving credit facility (“Loan Agreement”) with Wells Fargo Retail Finance, LLC, as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent. Under the terms of the Loan Agreement, the Company may borrow amounts based on a percentage of its eligible inventory and credit card receivables, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. Interest on each advance is charged, at the Company’s option, (i) at the adjusted Eurodollar rate per annum, plus the applicable margin which is currently 1.25% (which in the aggregate under the Loan Agreement was 3.34% for a one month term at July 2, 2005) or (ii) at the prime rate per annum, less the applicable margin which is currently 0.25% (which in the aggregate under the Loan Agreement was 6.00% at July 2, 2005). Borrowings under the Loan Agreement are secured by a lien on substantially all of the Company’s assets. Pursuant to the terms of the Loan Agreement, the Company has a standby letter of credit of $5.7 million outstanding at July 2, 2005. At July 2, 2005 and July 3, 2004, the Company had no borrowings outstanding under the Loan Agreement. Based on a percentage of current eligible inventory and credit card receivables, the Company had $38.3 million and $25.2 million available to be borrowed under the Loan Agreement at August 30, 2005 and July 2, 2005, respectively.
      On July 15, 2005, the Company entered into a third amendment (the “Third Amendment”) to its Loan Agreement, dated January 2003, as amended, by and between the Company and Wells Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc. as documentation agent. The purposes of the Third Amendment were: (i) reduce the LIBOR margin payable by the Company for its borrowings; (ii) reduce the fee structure applicable to unused or outstanding borrowings; (iii) recalculate the borrowing base applicable to borrowings including the reduction in the availability block from $10 million to $5 million; (iv) permit the Company to elect to increase the maximum revolver amount

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and revolver commitments to an aggregate amount not to exceed $80 million; and (v) extend the maturity date of the Loan Agreement until June 30, 2009. Certain other definitions and provisions of the Loan Agreement were also amended.
      In August, 1999, the Company received $30 million in financing from certain investors (the “Investors”), who purchased senior secured notes and warrants pursuant to a Securities Purchase Agreement. Pursuant to the First Amendment, on January 14, 2000, the Company received an additional $7 million in cash proceeds from the sale to certain of the Investors of a new series of senior secured notes.
      In consideration for waivers and forbearances granted by the Investors to various defaults under the terms of the Company’s various classes of senior secured notes, the Company agreed to amend and restate the terms of the warrants acquired by the Investors in August 1999. The amended and restated warrants provide for an exercise price of $1.07 per share and were issued upon surrender of the Warrants, which had an exercise price of $3.00 per share.
      The Company repaid $10.2 million of the senior secured notes in Fiscal 2003, and repaid the remaining amounts in previous fiscal years. The Fiscal 2003 repurchase resulted in an additional payment of $1.4 million, comprised of interest and an incentive premium, and resulted in an after-tax charge of $1.3 million, or $0.07 per diluted share.

8.	Earnings Per Share
      The following table sets forth the computations of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

Net income	$4,264	$13,906	$12,092
Earnings per share — basic	$0.25	$0.82	$0.73
Earnings per share — diluted	$0.22	$0.71	$0.62
Weighted average common shares outstanding	17,184	16,880	16,602
Dilutive effect of stock options	339	460	637
Dilutive effect of warrants	2,294	2,293	2,323
Restricted stock units	14	18	84

Weighted average common and potentially dilutive common shares outstanding	19,831	19,651	19,646

Options excluded from dilutive calculation	1,046	744	686

      Options to purchase common shares at prices ranging from $13.55 to $30.88 per share during Fiscal 2005, $13.42 to $32.50 per share during Fiscal 2004 and $11.83 to $32.50 per share during Fiscal 2003 were outstanding but were not included in the computation of dilutive earnings per share because to do so would have been anti-dilutive for the periods presented.

9.	Stockholders’ Equity and Stock Options

Shares Outstanding
      The Company’s authorized capital stock at July 2, 2005 and July 3, 2004 was 40,000,000, $0.01 par value per share. At July 2, 2005 and July 3, 2004 there were 18,030,360 shares and 17,835,778 shares, respectively, of the Company’s common stock issued. At July 2, 2005 and July 3, 2004, there were 747,012 shares of the

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s common stock held as treasury stock. At July 2, 2005 and July 3, 2004, there were 17,283,348 shares and 17,088,766 shares, respectively, of the Company’s common stock outstanding.

Stock Repurchase
      In September 2001, the Board of Directors authorized the Company to repurchase up to $15 million of its outstanding common stock at a price not to exceed $7.00 per share, which was amended on February 7, 2003 to a price not to exceed $10.00 per share. The stock repurchases are made at the discretion of management. During Fiscal 2003, the Company repurchased 463,012 shares for an aggregate amount of $4.1 million or 27.4% of the total amount authorized to be purchased. There were no shares purchased in Fiscal 2005 and Fiscal 2004 under the stock repurchase plan. As of July 2, 2005, the Company had purchased 747,012 shares for an aggregate amount of $5.9 million or 39.6% of the total amount authorized to be purchased.

Warrants
      In Fiscal 2003, 688,000 warrants to purchase the Company’s common stock were exercised. This included an exercise of 458,667 warrants for which proceeds of $490,774 were received and a cashless exercise of the remaining 229,333 warrants, in which the warrant holders received 213,792 shares of common stock. The remaining 15,541 shares were surrendered in connection with this exercise. These 15,541 shares of the Company’s common stock had a market value of $245,386 at the time of surrender. There was no warrant activity during Fiscal 2005 and Fiscal 2004. Warrants to purchase 2,496,000 common shares at $1.07 per share were outstanding at July 2, 2005 and are currently exercisable.

Stock Options
      On October 19, 1999, the Company’s Board of Directors adopted the Company’s 1999 Stock Incentive Plan (“1999 Plan”). This adoption was approved by the Company’s stockholders on November 15, 1999. A total of 500,000 shares of the Company’s common stock were reserved for issuance under the 1999 Plan.
      On October 5, 2000, the Board approved an amendment and restatement of the 1999 Plan, increasing the number of shares of common stock reserved for issuance thereunder from 500,000 to 2,000,000. This adoption was approved by the Company’s stockholders on November 15, 2000. On October 17, 2003, the Board approved an amendment and restatement of the 1999 Plan, increasing the number of shares of common stock reserved for issuance under the Plan from 2,000,000 to 7,500,000 shares, and increasing the limit on the number of shares of the Company’s common stock which may be subject to options or stock appreciation rights granted to a single participant in any given year from 400,000 to 750,000. This adoption was approved by the shareholders on November 12, 2003. A total of 7,500,000 shares are reserved for issuance under the 1999 Plan. There have been 3,866,117 options issued of which 407,493 have been exercised and 2,590,356 are outstanding. There have been cancellations of 868,268 options, therefore there are 4,502,151 options remaining to issue.
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

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
committee at the time of grant and may not be less than the fair market value of the Company’s common stock on the date of grant. Options granted under the 1999 Plan vest over four to seven years from date of grant, and expire in ten years.
      The Company also maintains the Amended and Restated 1994 Stock Option Plan (“1994 Plan”) pursuant to which options were granted to employees, directors and consultants for the purchase of common stock of the Company. The 1994 Plan, as amended, permitted the Company to grant incentive and non-qualified stock options to purchase a total of up to 1,800,000 shares of the Company’s common stock at an exercise price not less than fair value at date of grant. No additional grants of options under the 1994 Plan are permitted. There were 2,330,875 options issued of which 816,175 have been exercised, 1,222,387 have been cancelled and 292,313 remain outstanding. The original terms of the agreements between the Company and the individuals receiving the grants under the 1994 Plan with respect to vesting, expiration and exercise price remain unchanged.
      During June 2001, the Company established a Management Stock Purchase Plan (“MSPP”). The MSPP is designed to provide a means by which the Company may attract highly qualified persons to enter into and remain in the employment of the Company. In addition, the MSPP provides a means whereby employees of the Company can defer a portion of their compensation to be used to acquire and maintain ownership of the Company’s common stock, thereby strengthening their commitment to the welfare of the Company and promoting an identity of interest among Company stockholders and these employees. The amount deferred by the individual is held in restricted stock units. These restricted stock units are purchased at a discount of 20% or 25% depending on the amount of the individual deferral from the average price of Company’s common stock on the determination date. Such discounts vest at the end of three years or seven years, selected by the participant, after the determination date. The amortization of the discount is charged to compensation expense over the three-year period or seven year period. The compensation expense attributable to the MSPP for Fiscal 2005, 2004 and 2003, was $13,000, $22,000 and $188,000, respectively. As of July 2, 2005 the Company cancelled the MSPP for future contribution periods after the completion of the August 2005 contribution period.
      In June 2001, the Company established an Employee Stock Purchase Plan (“ESPP”). The ESPP provides employees of the Company with an opportunity to purchase shares of the Company’s common stock at a discount of 15% through accumulated payroll deductions. This plan qualifies as an “Employee Stock Purchase Plan” under Section 423 of the Code. Contributions to the plan during Fiscal 2005 and 2004 were $474,000 and $490,000, resulting in the obligation to issue 45,261 and 51,029 shares of common stock, respectively. At the end of Fiscal 2005, the Company’s obligation to employees in the ESPP is approximately $187,000.

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables summarize information about stock option transactions for the 1999 Plan and the 1994 Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance at June 29, 2002	2,004,876	$6.59
Granted	638,000	14.85
Exercised	(212,486)	5.28
Canceled	(208,901)	9.71

Balance at June 28, 2003	2,221,489	8.78
Granted	1,447,217	12.90
Exercised	(471,033)	3.96
Canceled	(175,499)	11.21

Balance at July 3, 2004	3,022,174	11.36
Granted	552,900	13.70
Exercised	(136,849)	7.27
Canceled	(555,556)	12.63

Balance at July 2, 2005	2,882,669	$11.77

Options Exercisable at:
June 28, 2003	1,399,241	$7.94
July 3, 2004	1,485,978	$10.42
July 2, 2005	1,875,678	$11.06

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	at July 2,	Contractual	Exercise	at July 2,	Exercise
Range of Exercise Prices	2005	Life	Price	2005	Price

$ 1.71 to $ 9.38	619,877	5.36	$4.99	561,440	$4.74
$ 9.39 to $12.34	935,392	7.65	11.84	641,279	11.81
$12.35 to $14.00	597,400	8.74	13.30	194,750	13.49
$14.01 to $17.00	686,750	7.68	15.87	434,959	16.02
$17.01 to $30.88	43,250	2.70	21.20	43,250	21.20

	2,882,669	7.30	$11.77	1,875,678	$11.06

      On August 10, 2005 the Company granted 264,500 stock options of its common stock to employees of the Company at a price of $13.28. These stock option grants are not included in the above tables.

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes
      The provision for income tax expense (benefit) consists of the following (in thousands):

	Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

Current:
Federal	$412	$8,163	$8,036
State	338	2,108	1,925
Foreign	185	246	231

	935	10,517	10,192
Deferred:
Federal	1,876	(854)	(1,730)
State	435	(197)	(401)

	2,311	(1,051)	(2,131)

	$3,246	$9,466	$8,061

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.
      Significant components of the net deferred tax asset at July 2, 2005 and July 3, 2004 are as follows (in thousands):

	July 2,	July 3,
	2005	2004

Current:
Inventory	$4,349	$5,216
Vacation pay accrual	653	810
Reserves not currently available	1,127	1,046
Bonus accrual	60	32
Litigation accrual	10	2,194

Net current deferred tax asset	$6,199	$9,298

Non-current:
Deferred rent	$3,298	$3,686
Start-up costs	(479)	(303)
Property and equipment	1,860	198
Amortization of goodwill	(2,585)	(2,287)
Other liabilities	655	667

Non-current deferred tax asset	$2,749	$1,961

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles the statutory Federal income tax rate with the effective rate of the Company for the periods ended:

	Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes net of Federal income tax benefit	7.6	5.3	4.9
Other	0.6	0.2	0.1

Effective tax rate	43.2%	40.5%	40.0%

      The increase in tax rate for Fiscal 2005 relates to a provision of approximately $0.2 million for tax contingencies.
      The Company’s income tax returns are periodically audited by various state and local jurisdictions. Additionally, the Internal Revenue Service audits the Company’s federal income tax return annually. The Company reserves for tax contingencies when it is probable that a liability has been incurred and the contingent amount is reasonably estimable. These reserves are based upon the Company’s best estimation of the potential exposures associated with the timing and amount of deductions as well as various tax filing positions. Due to the complexity of these examination issues, $1 million has been accrued to date.

11.	Employee Benefit Plans
      The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”) covering all eligible employees. Participants may defer between 1% and 15% of annual pre-tax compensation subject to statutory limitations. The Company contributes an amount as determined by the Board of Directors established as 50% of the first 4% of the employee’s contribution up to $2,000. Prior to Fiscal 2005, the Company contributed a maximum $1,000.
      For the fiscal years ended July 2, 2005, July 3, 2004 and June 28, 2003, matching contributions of $619,000, $321,000 and $301,000, respectively, were made by the Company under the 401(k) Plan.

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
      On August 16, 1999, Special Value Bond Fund II, LLC, (“SVBF II”) purchased $10.0 million in aggregate principal amount of the Company’s 12.5% Secured Notes due 2003 (the “A Notes”) and $5.0 million in aggregate principal amount of the Company’s 13.0% Secured Notes due 2003 (the “B Notes”). Subsequently on November 20, 2000, SVBF II sold $5.0 million in aggregate principal amount of the A Notes and $2.5 million in aggregate principal amount of the B Notes to other Company investors. In addition, on August 16, 1999, Tennenbaum & Co., LLC (“TCO”) purchased $2,250,000 in aggregate principal amount of the Company’s 13.0% Secured Notes due 2002, $4.5 million in aggregate principal amount of the Company’s 14.0% Secured Notes due 2004 and Warrants to purchase 3,096,000 shares of the Company’s stock. TCO then transferred all of these Secured Notes and the Warrants to Special Value Bond Fund, LLC (“SVBF”) effective as of September 1, 1999. On January 14, 2000, SVBF purchased $3,250,000 in aggregate principal amount of the Company’s 14.0% Secured Notes due 2002. The managing member of SVBF II is SVIM/ MSM II, LLC (“SVIM/ MSM II”) and the managing member of SVIM/ MSM II is

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
TCO. The managing member of SVBF is SVIM/ MSM, LLC (“SVIM/ MSM”) and the managing member of SVIM/ MSM is TCO. The managing member of TCO is Michael E. Tennenbaum, the Company’s Vice Chairman of the Board of Directors. During Fiscal 2003, the Company repaid Secured Notes totaling $3.9 million and paid $1.0 million of interest related to these notes. There were no Secured Notes outstanding after Fiscal 2003.
      On November 2, 1999, Ralph Dillon, the Company’s non-executive Chairman of the Board of Directors, purchased $167,000 in aggregate principal amount of the Company’s 13.0% Secured Notes due 2002, $333,000 in aggregate principal amount of the Company’s 14.0% Secured Notes due 2004, and Warrants to purchase 229,333 shares of the Company’s stock from one of the Investors for a total purchase price of $498,000. During Fiscal 2003, the Company repaid Secured Notes totaling $333,000 and paid $78,000 of interest related to these notes. There were no Secured Notes outstanding after Fiscal 2003.
      On each of July 12, 2002, January 12, 2003, July 11, 2003 and July 12, 2004, the Company granted options for 50,000 shares of the Company’s common stock to Ralph Dillon as compensation for his services to the Company, which options had an exercise price of $17.00 each. All of these options vest upon issuance. Compensation was recorded for all grants. Compensation expense included in the statement of income for Fiscal 2005, 2004 and 2003 was $34,000, $101,000 and $154,000, respectively.
      On April 12, 2005, the Company entered into a consulting agreement (the “Consulting Agreement”) with Dillon Associates Retail Consultants (“DARC”) and it is the parties’ intention that Ralph D. Dillon, Non-Executive Chairman of the Board of Directors of the Company and principal of DARC, provide the Company with strategic business, management and financial advice pursuant to the Consulting Agreement. Notwithstanding that, the Consulting Agreement does not affect Mr. Dillon’s duties, obligations or authority as a director of the Company. The term of the Consulting Agreement is from March 21, 2005 through June 30, 2005, provided that the term is automatically be extended for successive ninety day periods unless either party provides written notice to the other not later than thirty days prior to the expiration of the term then in effect. Pursuant to the Consulting Agreement, the Company will pay Mr. Dillon a consulting fee of $700 per hour (the “Hourly Fee”), which includes reasonable travel time incurred by Mr. Dillon pursuant to the Consulting Agreement. The Company will pay Mr. Dillon the Hourly Fee on the first business day of each month based on Mr. Dillon providing proper accounts for hours worked under the Consulting Agreement. In addition, the Company will provide medical and dental benefit plan coverage (or payment of an amount sufficient to purchase such coverage) to Mr. Dillon and his spouse, to the same degree available to senior executives of the Company, and such provision will continue through the date of the recipients’ respective deaths.
      Previously the Company and Mr. Dillon were parties to an oral consulting agreement (“Oral Agreement”), as previously described in Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on February 13, 2001. During the term of the Consulting Agreement described above, the Oral Agreement shall be suspended and Mr. Dillon will receive no fees thereunder. Upon the termination of the Consulting Agreement, the Oral Agreement shall be reinstated, provided however that either party may terminate the Oral Agreement at any time upon notice to the other party.

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Lease Commitments and Contractual Obligations
      The Company has non-cancelable operating leases, which expire through 2016. The leases generally contain renewal options for periods ranging from 1 to 10 years and require the Company to pay costs such as real estate taxes and common area maintaince. Contingent rentals are paid based on a percentage of gross sales as defined by lease agreements. Net rental expense for all operating leases (in thousands):

	Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

Minimum rentals	$45,013	$45,577	$42,748
Contingent rentals	19	14	26

	45,032	45,591	42,774
Less: Sublease rentals	288	295	113

Net rental expense	$44,744	$45,296	$42,661

      The following table provides future operating leases, merchandise commitments, logistics initiative obligations, auto leases and severance obligations of the Company:

				Logistics
		Operating	Merchandise	Initiative	Auto
	Total	Leases(1)	Commitments(2)	Obligations	Leases	Severance(3)

	(In thousands)
Fiscal year ending:
2006	$72,669	$47,798	$20,744	$2,700	$265	$1,162
2007	46,912	44,002	—	2,700	210	—
2008	35,402	35,330	—	—	72	—
2009	23,478	23,478	—	—	—	—
2010	15,442	15,442	—	—	—	—
Thereafter	44,838	44,838	—	—	—	—

	$238,741	$210,888	$20,744	$5,400	$547	$1,162

(1)	The Company is also obligated for guarantees, subleases or assigned lease obligations for 22 of the franchise stores through 2011. The majority of the guarantees, subleases and assigned lease obligations were given when the Company sold stores in 1999 as part of its restructuring. The guarantees, subleases and assigned lease obligations continue until the applicable leases expire. The maximum amount of the guarantees, subleases and assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. As of July 2, 2005, the maximum amount of the guarantees, subleases and assigned lease obligations was approximately $11.3 million, which is not included in the table above.

The operating leases included in the above table also do not include contingent rent based upon sales volume, which represented less than 1% of the Company’s minimum lease obligations in Fiscal 2005, or other variable costs such as maintenance, insurance and taxes, which represented approximately 5.9% of minimum lease obligations in Fiscal 2005.

(2)	In Fiscal 2005, Party City Corporation purchased in excess of $400 million of merchandise from third party suppliers. The Company currently has one contract, which terminates on December 31, 2005 but may be extended until December 31, 2010 at the suppliers’ option, that provides for minimum merchandise commitments equal to less than 5% per year of the Company’s total merchandise purchased

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from third party suppliers (based on Fiscal 2005 total purchases). These potential merchandise commitments are not reflected in the table above.

(3)	The Company had an aggregate contingent liability of up to $1.9 million related to potential severance payments for 17 employees as of August 30, 2005 and 16 employees as of July 2, 2005 pursuant to their respective employment agreements. The Company is not currently aware of any event that would trigger any or all of such $1.9 million contingent liability. These potential severance payments are not reflected in the table above.

In addition, on June 30, 2005, the Company entered into Retention Bonus and Severance Agreements (the “RBS Agreements”) with each of the Company’s named executive officers, except Michael E. Tennenbaum, and other employees of the Company. The RBS Agreements provide that each such employee will be paid a one-time, lump sum retention payment of a specified amount if (a) there is a Change in Control or Change in CEO (each as defined therein and each a “Qualifying Event”) within three years of the effective date and (b) such employee remains employed by the Company or the surviving entity for six months after the Qualifying Event. In addition, the RBS Agreements provide that each such employee will be paid a lump sum severance payment of a specified amount if (a) there is a Qualifying Event and (b) the employee is terminated by the Company without cause or resigns for good reason (“Termination”) after the Qualifying Event and before the second anniversary of the closing date of the Qualifying Event. The Company will also pay the employer portion of any COBRA continuation coverage timely elected by such employee and will provide such employee with outplacement assistance for three months by a vendor of the Company’s choice (up to a reasonable cost to be established by the Company). Based on the RBS Agreements, the Company had an aggregate contingent liability in the amounts of $1.8 million for retention bonus payments and $6.9 million related to potential severance for 31 employees as of August 30, 2005 and July 2, 2005, none of which is reflected in the table above.
      Operating Leases. The Company closed three stores during Fiscal 2005, as compared to two store closings during Fiscal 2004. A reserve of $775,000 has been recorded for future rent, property tax and utility payments for one store closed in Fiscal 2005 and two stores closed in prior fiscal years. The Company does not expect to incur significant additional exit costs relating to these closures.
      As of August 30, 2005, the Company entered into 10 temporary store leases for which it is going to do business as the Halloween Costume Warehouse for the 2005 Halloween season. These temporary stores are being leased for approximately four months of the year during the Halloween season.
      On September 16, 2004, the Company entered into a new corporate office lease for 106,000 square feet of office space. The initial term is for 12 years, with two five-year renewal options. The lease contains escalation clauses and obligations for reimbursement of common area maintenance and real estate taxes. The lease for the Company’s current corporate headquarters expired in December 2004, but the Company negotiated an extension of such lease to expire, at the Company’s option, on December 31, 2005. The Company intends to relocate to the Company’s new corporate headquarters by the end of the second quarter of Fiscal 2006 and intends to vacate the Company’s current corporate headquarters thereafter.
      Merchandise Commitments. The Company enters into arrangements to purchase merchandise up to eight months in advance of expected delivery. Historically, these purchase commitments did not contain any significant termination payments or other penalties if cancelled. Certain of these purchase commitments may obligate the Company to specified quantities, even if desired quantities change at a later date. As of July 2, 2005, the Company had approximately $20.7 million of proprietary product for which the Company has made purchase arrangements.
      Logistics Initiative Obligations. Logistics initiative obligations include a commitment for the purchase of selected equipment and services associated with the operation of the distribution centers.

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Auto Leases. At July 2, 2005, the Company operated a fleet of 37 leased motor vehicles, primarily for the district managers and regional management. The terms of these leases generally run for 36 months and expire at various times through June 2008.
      Severance. The severance obligations relate to the Company’s former Chief Executive Officer, as well as the elimination of a number of positions throughout the Company. Based on these eliminations, the Company incurred severance obligations payable throughout Fiscal 2006 according to the Company’s normal payroll policy.
      Capital Leases. The Company has entered into a capital lease arrangement for a period of two years with a third party provider that involves dedicated assets needed for the Company’s logistics initiative. As of July 2, 2005, the contractual obligation of this capital lease is equal to $741,000, which includes $31,000 of imputed interest. The remaining current and long-term portion of this capital lease liability recorded, excluding imputed interest of $22,000 and $9,000 respectively, is $181,000 and $529,000, respectively. The capital lease is not reflected in the table above.
      Other. Pursuant to the terms of the Loan Agreement, the Company had a standby letter of credit of $5.7 million outstanding at August 30, 2005 and July 2, 2005, respectively, relating to general liability and workers compensation insurance, which is not reflected in the above table.

14.	Costs Associated with Exit Activities
      In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company has recorded costs related to termination benefits for certain employees, as well as store closure costs during Fiscal 2005. During the fourth quarter of Fiscal 2005, a number of employee positions were eliminated throughout the Company due to a staff restructuring. Based on these eliminations, the Company incurred severance obligations which were partially payable in Fiscal 2005 and the remaining balance to be paid throughout Fiscal 2006. The total amount recorded to general and administrative expense was approximately $540,000. The Company closed three stores during Fiscal 2005. An accrual of $775,000 has been recorded for future rent, property tax and utility payments for one store closed in Fiscal 2005 and two stores closed in prior fiscal years. The Company does not expect to incur significant additional exit costs relating to these closures. Below is a reconciliation of the activity for Fiscal 2005 (in thousands):

	Severance	Closed Store
	Reserve	Reserve

Balance as of June 29, 2003	$199	$1,451
Accrual made in Fiscal 2004	145	1,050
Payments made in Fiscal 2004	(344)	(1,713)

Balance as of July 3, 2004	—	788
Accrual made in Fiscal 2005	540	236
Payments made in Fiscal 2005	(3)	(249)

Balance as of July 2, 2005	$537	$775

15.	Other Commitments and Contingencies

Legal Proceedings
      A lawsuit was filed on September 25, 2001 against Party City Corporation in Los Angeles Superior Court by an assistant manager in one of the Company’s California stores for himself and on behalf of other members of an alleged class of Party City store managers (the “Class”) who claim the Company misclassified the Class members as exempt from California overtime wage and hour laws. The Class members sought the

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
disgorgement of overtime wages allegedly owed by the Company to them but not paid and they also sought punitive damages and statutory penalties. The parties agreed to a settlement for $5.5 million, on a claims made basis, which was approved by the Los Angeles Superior Court on May 2, 2005. The Company previously recorded the $5.5 million settlement in prior fiscal periods. During the fourth quarter of Fiscal 2005, the Company paid $5.1 million in respect of all claims properly filed and approved in conformity to the settlement agreement, and no more claims will be administered. There was an excess accrual of $438,000 related to this lawsuit, which was reversed back to income during Fiscal 2005.
      In addition to the foregoing, from time to time the Company is involved in routine litigation incidental to the conduct of the business, which is not, individually or in the aggregate, material to the Company.

16.	Segment Information
      The Company reports two business segments — retail and franchising. The retail segment generates revenue primarily through the sale of third-party branded party goods through Company-owned stores. The franchising segment generates revenue through the imposition of an initial one-time franchise fee that is paid upon the grant of a new franchise, ongoing royalty payments by franchisees based on retail sales and sales of product and services to its franchisees through the distribution network.
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

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table contains key financial information of the Company’s business segments:

	Year Ended

	July 2,	July 3,	June 28,
	2005	2004	2003

	(In thousands)
	(Unaudited)
Retail:
Net sales	$467,668	$496,138	$464,258
Cost of goods sold and occupancy costs	316,663	332,311	311,170

Gross profit	151,005	163,827	153,088
Store operating and selling expense	110,757	113,292	108,294

Company-owned store profit contribution	40,248	50,535	44,794
General and administrative expense	41,502	35,537	30,970
Impairment charges	2,831	—	1,505
Litigation charges	—	4,100	—

Retail (loss) profit contribution	(4,085)	10,898	12,319
Identifiable assets	$174,124	$175,211	$165,833
Depreciation and amortization	$16,901	$17,601	$16,229
Capital expenditures	$11,362	$13,484	$22,234
Franchise:
Royalty fees	$19,666	$19,521	$18,007
Net sales to franchisees	16,372	—	—
Franchise fees	160	608	355

Total franchise revenues	36,198	20,129	18,362
Cost of goods sold to franchisees	14,388	—	—
Franchise transportation and other selling expenses	2,024	—	—
Other franchise expense	8,142	7,184	6,538

Total franchise expense	24,554	7,184	6,538

Franchise profit contribution	11,644	12,945	11,824

Identifiable assets	$9,849	$2,206	$2,166
Depreciation and amortization	$125	$—	$—
Capital expenditures	$1,102	$—	$—
Total Company
Operating income	7,559	23,843	24,143
Interest expense, net	49	471	3,990

Income before income taxes	7,510	23,372	20,153
Provision for income taxes	3,246	9,466	8,061

Net income	$4,264	$13,906	$12,092

Identifiable assets	$183,973	$177,417	$167,999
Depreciation and amortization	$17,026	$17,601	$16,229
Capital expenditures	$12,464	$13,484	$22,234

PARTY CITY CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Selected Quarterly Information (Unaudited) (in thousands, except per share data)

	Quarter Ended

	September	December	March	June

Year Ended July 2, 2005
Total revenues	$102,549	$174,290	$101,420	$125,607
Cost of goods sold and occupancy costs	71,857	100,884	75,670	82,640
Net (loss) income	(3,091)	14,710	(7,233)	(122)
Basic (loss) earnings per share	$(0.18)	$0.86	$(0.42)	$(0.01)
Diluted (loss) earnings per share	(0.18)	0.74	(0.42)	$(0.01)
Year Ended July 3, 2004
Total revenues	$106,975	$182,559	$101,549	$125,184
Cost of goods sold and occupancy costs	74,328	104,705	71,432	81,846
Net (loss) income	(1,950)	19,290	(5,561)	2,127
Basic (loss) earnings per share	$(0.12)	$1.14	$(0.33)	$0.12
Diluted (loss) earnings per share	(0.12)	0.98	(0.33)	0.11
      The per share amounts are calculated independently for each quarter. The sum of the quarters may not equal the full year per share amounts.

18.	Subsequent Events
      Party City Michigan. Effective September 9, 2005, Party City Michigan (PC Michigan), a Delaware Corporation and wholly owned subsidiary of Party City, merged with and into Party City, which became the surviving corporation, in the manner pursuant to the applicable provisions of the Delaware General Corporation Law.
      As of the effective date, each share of issued and outstanding capital stock of PC Michigan was cancelled and extinguished, and the separate existence of PC Michigan ceased. The existence of Party City shall continue unaffected and unimpaired by the merger with all of the rights, privileges, immunities and powers and subject to all of the duties and liabilities of a corporation organized under the Delaware General Corporation Law.
      Loan Agreement. On July 15, 2005, the Company entered into a third amendment (the “Third Amendment”) to its Loan Agreement, dated January 2003, as amended, by and between the Company and Wells Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc. as documentation agent. The purposes of the Third Amendment were to amend the Loan Agreement principally to: (i) reduce the LIBO interest rate margin payable by the Company for its borrowings; (ii) reduce the fee structure applicable to unused or outstanding borrowings; (iii) recalculate the borrowing base applicable to borrowings including the reduction in the availability block from $10 million to $5 million; (iv) permit us to elect to increase the maximum revolver amount and revolver commitments to an aggregate amount not to exceed $80 million; and (v) extend the maturity date of the Loan Agreement until June 30, 2009. Certain other definitions and provisions of the Loan Agreement were also amended.
      Hurricane Katrina. On August 28, 2005, Hurricane Katrina stormed through the southeastern section of the United States, severely impacting lives and businesses in the Gulf Coast area. One of the Company’s franchisees operates 18 stores in Louisiana, Alabama, Mississippi and Florida. No corporate stores are operated in the affected areas. Seven stores are either damaged or destroyed, with all other stores having reopened. It is unknown at this time how long, if at all, it will take for these seven stores to recover, and for that reason these stores have been removed from our store count as of August 30, 2005. At this time the Company does not expect this occurrence to have a material impact on its consolidated results of operations, financial position or cash flows.

PARTY CITY CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance	Amounts		Balance
	Beginning	Charged to Cost	Write-Offs/Recoveries	End of
	of Year	and Expenses	Against Reserve	Year

	(In thousands)
Allowance for Doubtful Accounts:
Year Ended July 2, 2005	$148	$284	$59	$491
Year Ended July 3, 2004	287	(117)	(22)	148
Year Ended June 28, 2003	785	50	(548)	287
Reserve for Returns:
Year Ended July 2, 2005	$634	$16,368	$(16,730)	$272
Year Ended July 3, 2004	673	17,365	(17,404)	634
Year Ended June 28, 2003	547	16,249	(16,123)	673