Form 10-Q
period 2005-10-01
PARTY CITY CORP
filed 2005-11-10
CIK 1005972

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period Ended October 1, 2005	Commission file number 0-27826
Party City Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3033692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
400 Commons Way Rockaway, New Jersey (Address of Principal Executive Offices)	07866 (Zip Code)
(Registrant’s telephone number, including area code)
973-983-0888

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
      As of October 21, 2005, there were 17,443,932 shares of Common Stock, $0.01 par value, outstanding.

      References throughout this document to the Company pertain to Party City Corporation. In accordance with the Securities and Exchange Commission’s “Plain English” guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document the words “we,” “our,” “ours” and “us” refer only to Party City Corporation and not to any other person.
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
Forward-Looking Statements
      This Quarterly Report on Form 10-Q (including the information incorporated herein by reference) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The statements may be identified by forward-looking terminology such as “estimate,” “project,” “expect,” “believe,” “may,” “will,” “intend” or similar statements or variations of such terms. Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results. Those risks and uncertainties include, among other things, the effect of price and product competition in the party goods industry in general and in our specific market areas, our ability to anticipate customer demand for products and to design and develop products that will appeal to our customers, our ability to open new stores successfully and/or to identify, execute and integrate acquisitions and to realize synergies, the availability and terms of capital to fund capital improvements, acquisitions and ongoing operations, our ability to manage successfully our franchise program, our ability to improve our fundamental business processes and reduce costs throughout our organization, our ability to attract and retain qualified personnel, changes in costs of goods and services and economic conditions in general. In addition, there are certain risks and uncertainties related to the proposed merger, including: the ability to consummate the proposed transaction due to the failure to obtain stockholder approval, the failure of the acquirer to consummate the necessary debt financing arrangements set forth in a commitment letter received by the acquirer or the failure to satisfy other conditions to the closing of the proposed transaction, the ability to recognize the benefits of the transaction, intense competition in Party City’s industry and changes in government regulation. See Part I, Item 1. “Business-Risk Factors” in our 2005 10-K for further information on such risks and uncertainties. Furthermore, additional information concerning certain risks and uncertainties that could cause our actual results to differ materially from those projected or suggested may be identified from time to time in our SEC filings and our public announcements. You are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this release, and we have no obligation or intention to update or revise such forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PARTY CITY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1,	July 2,	October 2,
	2005	2005	2004

	(In thousands, except share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,638	$11,034	$18,614
Merchandise inventory	107,978	72,818	81,657
Other current assets, net	34,362	33,486	23,033

Total current assets	152,978	117,338	123,304
Property and equipment, net	47,494	45,269	46,563
Goodwill	16,378	16,378	18,614
Other assets	5,245	4,988	4,082

Total assets	$222,095	$183,973	$192,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,378	$43,875	$61,882
Accrued expenses and other current liabilities	31,848	26,710	27,306
Advances under the Loan Agreement	4,800	—	—

Total current liabilities	111,026	70,585	89,188
Long-term liabilities:
Deferred rent and other long-term liabilities	12,680	10,461	9,393
Commitments and contingencies (See notes 8 and 10)
Stockholders’ equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 18,066,397 shares issued and 17,319,385 shares outstanding at October 1, 2005; 18,030,360 shares issued and 17,283,348 shares outstanding at July 2, 2005; 17,871,210 shares issued and 17,124,198 shares outstanding at October 2, 2004	182	180	179
Additional paid-in capital	49,537	48,506	46,917
Retained earnings	54,610	60,181	52,826
Treasury stock, at cost (747,012 shares)	(5,940)	(5,940)	(5,940)

Total stockholders’ equity	98,389	102,927	93,982

Total liabilities and stockholders’ equity	$222,095	$183,973	$192,563

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Quarter Ended

	October 1,	October 2,
	2005	2004

	(In thousands, except per
	share data)
	(Unaudited)
Revenues:
Net sales (retail)	$100,622	$98,602
Royalty fees	3,983	3,827
Net sales to franchisees	8,219	—
Franchise fees	80	120

Total revenues	112,904	102,549
Expenses:
Cost of goods sold and occupancy costs (retail)	74,547	71,857
Cost of goods sold to franchisees	7,166	—
Company-owned store operating and selling expense	26,371	24,259
Franchise transportation and other selling expense	954	—
Other franchise expense	2,068	1,848
General and administrative expense	11,138	9,722

Total expenses	122,244	107,686

Operating loss	(9,340)	(5,137)
Interest income	(37)	(54)
Interest expense	59	111

Interest expense, net	22	57

Loss before benefit from income taxes	(9,362)	(5,194)
Benefit from income taxes	(3,791)	(2,103)

Net loss	$(5,571)	$(3,091)

Basic and diluted loss per share	$(0.32)	$(0.18)

Weighted average shares outstanding — basic and diluted	17,304	17,105

See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Quarter Ended

	October 1,	October 2,
	2005	2004

	(In thousands)
	(Unaudited)
Cash flow from operating activities:
Net loss	$(5,571)	$(3,091)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,809	4,332
Amortization of financing costs	18	40
Deferred rent	(61)	(127)
Stock-based compensation	514	7
Provision for doubtful accounts	246	(70)
Other	63	(125)
Changes in assets and liabilities:
Merchandise inventory	(35,160)	(24,301)
Accounts payable	30,503	23,518
Accrued expenses and other current liabilities	3,022	(5,383)
Other long-term liabilities	2,425	60
Other current assets and other assets	(1,540)	(2,264)

Net cash used in operating activities	(1,732)	(7,404)

Cash flow from investing activities:
Purchases of property and equipment	(3,842)	(2,252)
Proceeds from the sale of assets	—	250

Net cash used in investing activities	(3,842)	(2,002)

Cash flow from financing activities:
Proceeds from exercise of stock options	236	175
Tax-effect on non-qualified stock options	186	—
Repayment of capital lease	(44)	—
Net proceeds from Loan Agreement	4,800	—

Net cash provided by financing activities	5,178	175

Net decrease in cash and cash equivalents	(396)	(9,231)
Cash and cash equivalents, beginning of year	11,034	27,845

Cash and cash equivalents, end of year	$10,638	$18,614

Supplemental disclosure of cash flow information:
Income taxes paid	$853	$1,200
Interest paid	$28	$70
Supplemental disclosure of non-cash investing activity:
Accrued purchases of property and equipment	$2,234	$—
Supplemental disclosure of non-cash financing activities:
Issuance of shares under management stock purchase plan	$96	$53
Capital lease obligation used to purchase fixed assets	$693	$—
See accompanying notes to condensed consolidated financial statements.

PARTY CITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
      Party City Corporation (the “Company”) is incorporated in the State of Delaware and operates specialty retail party supply stores within the United States and sells franchises on an individual store and area basis throughout the United States and Puerto Rico. The condensed consolidated unaudited financial statements have been prepared in accordance with the rules and regulations established by the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of October 1, 2005 and October 2, 2004 and the results of operations and cash flows for the quarters ended October 1, 2005 and October 2, 2004. Because of the seasonality of the party goods industry, operating results of the Company on a quarterly basis may not be indicative of operating results for the full fiscal year.
      Effective September 9, 2005, Party City Michigan, a Delaware corporation and wholly owned subsidiary of Party City Corporation, merged with and into Party City Corporation, the surviving corporation.
      These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended July 2, 2005, which are included in the Company’s Annual Report on Form 10-K with respect to such period filed with the Securities and Exchange Commission on September 15, 2005 (the “2005 10-K”). The July 2, 2005 condensed consolidated balance sheet amounts included herein are derived from the Company’s audited consolidated financial statements.
      The Company’s fiscal year ends the Saturday nearest to June 30. As used herein, the term “Fiscal Year” or “Fiscal” refers to the 52-week period, as applicable, ending the Saturday nearest to June 30. Fiscal 2006 and Fiscal 2005 are 52-week periods ending July 1, 2006 and July 2, 2005, respectively. The financial results for the fiscal quarter ended October 1, 2005 and October 2, 2004 are each based on a 13-week period.

2.	Recent Developments
      As previously announced on September 27, 2005, Berkshire Partners, LLC and Weston Presidio, through their holding company AAH Holdings Corporation, have entered into a definitive agreement to acquire the Company for a purchase price per share of $17.50 in cash. The acquisition is expected to close by the end of 2005 or the beginning of 2006, subject to receipt of debt financing, approval by the Company’s stockholders and other customary conditions, including regulatory approvals.
      The parties to the transaction filed pre-merger notifications with the U.S. antitrust authorities pursuant to the Hart-Scott Rodino Antitrust Improvements Act effective October 7, 2005, and the waiting period expired at 11:59 p.m. on November 7, 2005.
      On November 7, 2005, the Company filed a definitive proxy statement with the SEC in connection with the proposed merger transaction. The Company mailed the proxy statement to its stockholders on November 7, 2005.

3.	Accounting Policies
      The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2005 10-K.
      With the adoption of SFAS No. 123(R) on July 3, 2005, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates. We use an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of industry piers

PARTY CITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
which are obtained from public data sources. This approach is a good predictor of future realized and implied volatilities and is directly relevant for valuing stock options. For stock option grants issued during the three months ended October 1, 2005, we used a weighted-average expected stock-price volatility of 42% based upon the implied volatility at the time of issuance. With regard to the weighted-average option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises. For stock option grants issued during the three months ended October 1, 2005, we used a weighted-average expected option life assumption of 4.5 years.

4.	Stock-Based Compensation
      As of October 1, 2005, the Company had established a number of share incentive programs as discussed in more detail in Note 7. The exercise period for all stock options generally may not exceed ten years from the date of grant. Stock option grants to individuals generally become exercisable in three substantively equal tranches over a service period of up to four years. Prior to Fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense needs to be recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, the Company did not recognize any compensation cost in the consolidated statements of operations prior to Fiscal 2006 on stock options granted to employees.
      Effective July 3, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”)  123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The Company adopted the modified prospective method of applying SFAS No. 123(R), which requires us to recognize compensation expense on a prospective basis; therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards in pro-forma disclosures. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. The Company had excess tax benefits related to stock option exercises of $186,000. Compensation expense attributable to net stock-based compensation in the three months ended October 1, 2005 was approximately $514,000 ($306,000 after tax), or $0.02 for earnings per share. As of October 1, 2005, the remaining valuation of nonvested stock awards to be expensed in future periods was $5.8 million and the related weighted-average period over which it is expected to be recognized is 2.5 years.
      Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock-based awards had been determined in accordance with the fair value method now prescribed. The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represented the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.). The following table illustrates the effect on net earnings per common

PARTY CITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
share as if the fair value method had been applied to all outstanding awards for the three months ended October 2, 2004:

Fiscal Quarter Ended
October 2, 2004

(In thousands)
Net loss as reported	$(3,091)
Add: Stock-based employee compensation expense determined under APB 25, net of tax	4
Deduct: Total stock based employee compensation determined under fair value based method of SFAS No. 123, net of tax(1)	(436)

Pro-Forma net income	$(3,523)

Basic and diluted loss per share:
Basic and diluted loss per share as reported	$(0.18)
Basic and diluted loss per share pro forma	$(0.21)
      A summary of the Company’s stock option programs as of October 1, 2005 and changes during the three-month period then ended, is presented below:

	Total Outstanding

	Number of Options	Average Price*

July 3, 2005	2,882,669	$11.77
Granted	286,700	$13.31
Canceled/forfeited	(128,748)	$14.78
Exercised	(39,855)	$11.84

October 1, 2005	3,000,766	$11.87

Total outstanding — average life(b)	7.31

Number of options currently exercisable	1,822,263

Average price of options currently exercisable(a)	$11.00

Average life of options currently exercisable(a)	6.37

(a)	Weighted-average exercise price.

(b)	Weighted-average contractual life remaining in years.
      The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The weighted-average grant date fair value of stock options granted during the first quarter of Fiscal 2006 and 2005 were $5.33 and $5.53, respectively. The total intrinsic value of stock options exercised during the first quarter of Fiscal 2006 and 2005 were $512,000 and $726,000, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Quarter Ended

	October 1,	October 2,
	2005	2004

Expected volatility	42%	55%
Expected lives	4.5 years	4.0 years
Risk-free interest rate	3.8%	3.3%
Expected dividend yield	0.0%	0.0%

PARTY CITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The following is a summary of the status of the Company’s restricted stock units as of October 1, 2005 and activity during the three months then ended:

	Number of	Fair Value at
	Options	Grant Date

Nonvested — July 3, 2005	13,567	$150,641
Granted	440	4,838
Vested	(8,415)	(96,208)
Forfeited/canceled	(172)	(2,026)

Nonvested — October 1, 2005	5,420	$57,245

5.	Loss Per Share
      The following table sets forth the computations of basic and diluted loss per share:

	Fiscal Quarter Ended

	October 1,	October 2,
	2005	2004

	(In thousands, except
	per share data)
Net loss	$(5,571)	$(3,091)
Loss per share — basic and diluted(a)	$(0.32)	$(0.18)
Weighted average common shares outstanding	17,304	17,105
Dilutive effect of stock options(b)	—	—
Dilutive effect of warrants(c)	—	—
Dilutive effect of restricted stock units(d)	—	—

Weighted average common and potentially dilutive common shares outstanding	17,304	17,105

(a)	Stock options and warrants with exercise prices below the applicable market price of the Company’s common stock and all restricted stock units are included in potentially dilutive common shares outstanding if the Company reports net income for a reporting period. However, when the Company incurs a net loss for a reporting period, the inclusion of any such shares would result in a decrease in loss per share, and therefore all stock options, warrants and restricted stock units are ignored when calculating diluted loss per share. Therefore, the Company’s loss per share for the quarter ended October 1, 2005 and October 2, 2004 are the same amounts on a basic and diluted basis, respectively.

(b)	Options to purchase 3,000,766 common shares with exercise prices ranging from $1.71 to $30.88 per share were outstanding at October 1, 2005, and options to purchase 3,171,199 common shares with exercise prices ranging from $1.71 to $30.88 per share were outstanding at October 2, 2004, were not included in the computation of diluted loss per share for the fiscal quarter ended October 1, 2005 and October 2, 2004, respectively, because to do so would have been anti-dilutive.

(c)	Warrants to purchase 2,496,000 common shares with an exercise price of $1.07 per share were outstanding at October 1, 2005 and October 2, 2004 but were not included in the computation of diluted loss per share for the fiscal quarter ended October 1, 2005 and October 2, 2004, respectively, because to do so would have been anti-dilutive. See Notes 7 and 14.

(d)	Restricted stock units of 5,420 and 13,567 shares of common stock were outstanding at October 1, 2005 and October 2, 2004, respectively, related to the Management Stock Purchase Plan and were not included in the computation of diluted loss per share for the fiscal quarter ended October 2, 2004 and September 27, 2003, respectively, because to do so would have been anti-dilutive.

PARTY CITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

6.	Financing Agreement
      In January 2003, the Company entered into a $65 million revolving credit facility (“Loan Agreement”) with Wells Fargo Retail Finance, LLC, as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent. Under the terms of the Loan Agreement, the Company may borrow amounts based on a percentage of its eligible inventory and credit card receivables, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. Interest on each advance is charged, at the Company’s option, (i) at the adjusted Eurodollar rate per annum, plus the applicable margin which is currently 1.25% (which in the aggregate under the Loan Agreement was 3.86% for a one month term at October 1, 2005) or (ii) at the prime rate per annum, less the applicable margin which is currently 0.25% (which in the aggregate under the Loan Agreement was 6.50% at October 1, 2005). Borrowings under the Loan Agreement are secured by a lien on substantially all of the Company’s assets. Pursuant to the terms of the Loan Agreement, the Company has a standby letter of credit of $5.7 million outstanding at October 1, 2005. At October 21, 2005 and October 1, 2005, the Company had $0 and $4.8 million in borrowings outstanding under the Loan Agreement. Based on a percentage of current eligible inventory and credit card receivables, the Company had $49.3 million and $46.7 million available to be borrowed under the Loan Agreement at October 21, 2005 and October 1, 2005, respectively.
      On July 15, 2005, the Company entered into a third amendment (the “Third Amendment”) to its Loan Agreement, dated January 2003, as amended, by and between the Company and Wells Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc. as documentation agent. The purposes of the Third Amendment were: (i) reduce the LIBOR margin payable by the Company for its borrowings; (ii) reduce the fee structure applicable to unused or outstanding borrowings; (iii) recalculate the borrowing base applicable to borrowings including the reduction in the availability block from $10 million to $5 million; (iv) permit the Company to elect to increase the maximum revolver amount and revolver commitments to an aggregate amount not to exceed $80 million; and (v) extend the maturity date of the Loan Agreement until June 30, 2009. Certain other definitions and provisions of the Loan Agreement were also amended.

7.	Stockholders’ Equity

Shares Outstanding
      The Company’s authorized capital stock at October 1, 2005, July 2, 2005 and October 2, 2004 was 40,000,000, $0.01 par value per share. At October 1, 2005, July 2, 2005 and October 2, 2004, there were 18,066,397 shares, 18,030,360 shares and 17,871,210 shares, respectively, of the Company’s common stock issued. At October 1, 2005, July 2, 2005 and October 2, 2004, there were 747,012 shares of the Company’s common stock held as treasury stock. At October 1, 2005, July 2, 2005 and October 2, 2004, there were 17,319,385 shares, 17,283,348 shares and 17,124,198 shares, respectively, of the Company’s common stock outstanding.

Stock Repurchase
      In September 2001, the Board of Directors authorized the Company to repurchase up to $15 million of its outstanding common stock at a price not to exceed $7.00 per share, which was amended on February 7, 2003 to a price not to exceed $10.00 per share. Stock repurchases are made at the discretion of management. There were no stock repurchases during the first quarter of Fiscal 2006 or Fiscal 2005. As of October 1, 2005, the Company had purchased 747,012 shares for an aggregate amount of $5.9 million or 39.6% of the total amount to be purchased.

PARTY CITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Warrants
      There were no warrant exercises during the first quarter of Fiscal 2006 and Fiscal 2005. Warrants to purchase 2,496,000 common shares at $1.07 per share were outstanding and exercisable at October 1, 2005. Subsequent to the close of the first quarter of Fiscal 2006, on November 2, 2005, an affiliate of Tennenbaum & Co., LLC and Tennenbaum Capital Partners, LLC, Special Value Bond Fund, LLC exercised its 2,496,000 warrants in full pursuant to the net exercise provisions of the warrant and received 2,332,952 shares of Party City common stock.

Stock Options
      On October 19, 1999, the Company’s Board of Directors adopted the Company’s 1999 Stock Incentive Plan (“1999 Plan”). This adoption was approved by the Company’s stockholders on November 15, 1999.
      As amended, a total of 7,500,000 shares are reserved for issuance under the 1999 Plan, of which up to 750,000 may be granted to a single participant in any given fiscal year. There have been 4,152,817 options issued, of which 520,740 have been exercised, 904,748 have been cancelled and 2,727,329 are outstanding. Therefore, there are 4,251,931 options permitted to be issued in future periods under the 1999 Plan.
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
      The 1999 Plan provides for the grants of options and restricted stock and other stock-based awards as the compensation committee of the Board of Directors may from time to time deem appropriate. Such awards may include stock appreciation rights, phantom stock awards, discount purchase of stock and stock bonuses. Vesting and other terms of stock options awarded are set out in the agreements between the Company and the individuals receiving such awards. The exercise price of the options is determined by the compensation committee at the time of grant and may not be less than the fair market value of the Company’s common stock on the date of grant. Options granted under the 1999 Plan vest over four to seven years from date of grant, and expire in ten years.
      The Company also maintains the Amended and Restated 1994 Stock Option Plan (“1994 Plan”) pursuant to which options were granted to employees, directors and consultants for the purchase of common stock of the Company. The 1994 Plan, as amended, permitted the Company to grant incentive and non-qualified stock options to purchase a total of up to 1,800,000 shares of the Company’s common stock at an exercise price not less than fair value at date of grant. No additional grants of options under the 1994 Plan are permitted. There were 2,330,875 options issued, of which 831,676 have been exercised, 1,225,762 have been cancelled and 273,437 remain outstanding. The original terms of the agreements between the Company and the individuals receiving the grants under the 1994 Plan with respect to vesting, expiration and exercise price remain unchanged.

Management Stock Purchase Plan
      During June 2001, the Company established a Management Stock Purchase Plan (“MSPP”). The Company cancelled the MSPP for future contribution periods after the completion of the August 2005 contribution period. The MSPP was designed to provide a means by which the Company could attract highly qualified persons to enter into and remain in the employment of the Company. In addition, the MSPP provided a means whereby employees of the Company could defer a portion of their compensation to be used to acquire and maintain ownership of the Company’s common stock, thereby strengthening their commitment to the welfare of the Company and promoting an identity of interest among Company stockholders and these employees. The amount deferred by the individual is held in restricted stock units. These restricted stock units

PARTY CITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
were purchased at a discount of 20% or 25% depending on the amount of the individual deferral from the average price of Company’s common stock on the determination date. Such discounts vest at the end of three years or seven years, selected by the participant, after the determination date. The amortization of the discount is charged to compensation expense over the three-year period or seven year period. The compensation expense attributable to the MSPP for the first quarter of Fiscal 2006 and 2005, was $2,000 and $3,000, respectively. The Company has $57,000 of nonvested restricted stock units.

Employee Stock Purchase Plan
      In June 2001, the Company established an Employee Stock Purchase Plan (“ESPP”). The ESPP provides employees of the Company with an opportunity to purchase shares of the Company’s common stock at a discount of 15% through accumulated payroll deductions. This plan qualifies as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. Contributions to the plan during the first quarter of Fiscal 2006 and 2005 were $84,000 and $180,000. At the end of first quarter of Fiscal 2006, the Company’s obligation to employees in the ESPP is approximately $273,000. The ESPP expense for the first quarter of Fiscal 2006 is $22,000.

8.	Legal Proceedings
      From time to time, the Company is involved in routine litigation incidental to the conduct of the business, which is not, individually or in the aggregate, material to the Company.

9.	Segment Information
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
      The Company’s merchandise mix is comprised of the following:

	Fiscal Quarter Ended

	October 1,	October 2,
	2005	2004

Seasonal	24%	24%
Non-Seasonal:	76%	76%

	100%	100%

PARTY CITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The following table contains key financial information of the Company’s business segments:

	Fiscal Quarter Ended

	October 1,	October 2,
	2005	2004

	(In thousands)
Retail:
Net sales	$100,622	$98,602
Cost of goods sold and occupancy costs	74,547	71,857

Gross profit	26,075	26,745
Store operating and selling expense	26,371	24,259

Company-owned store (loss) profit contribution	(296)	2,486
General and administrative expense	11,138	9,722

Retail loss contribution	(11,434)	(7,236)

Identifiable assets	$212,621	$189,966
Depreciation and amortization	$3,736	$4,332
Capital expenditures	$3,816	$2,252
Franchise:
Royalty fees	$3,983	$3,827
Net sales to franchisees	8,219	—
Franchise fees	80	120

Total franchise revenues	12,282	3,947

Cost of goods sold to franchisees	7,166	—
Franchise transportation and other selling expenses	954	—
Other franchise expense	2,068	1,848

Total franchise expense	10,188	1,848

Franchise profit contribution	2,094	2,099

Identifiable assets	$9,474	$2,597
Depreciation and amortization	$73	$—
Capital expenditures	$26	$—
Total Company:
Operating loss	(9,340)	(5,137)
Interest expense, net	22	57

Loss before income taxes	(9,362)	(5,194)
Benefit from income taxes	(3,791)	(2,103)

Net loss	$(5,571)	$(3,091)

Identifiable assets	$222,095	$192,563
Depreciation and amortization	$3,809	$4,332
Capital expenditures	$3,842	$2,252
      The Company’s accounting policies are described in Note 3 of the Company’s condensed consolidated financial statements included herein. The Company has no inter-segment sales. No single customer accounts for 10% or more of total revenues. All assets of the Company are substantially located in the United States, as well as Puerto Rico.

PARTY CITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

10.	Lease Commitments and Contractual Obligations
      As of October 1, 2005, the Company’s lease commitments and contractual obligations are as follows:

				Logistics
		Operating	Merchandise	Initiative
	Total	Leases(1)	Commitments(2)	Obligations	Auto Leases

	(In thousands)
Fiscal year ending:
2006	$54,671	$36,540	$15,899	$2,025	$207
2007	47,286	44,368	—	2,700	218
2008	35,832	35,760	—	—	72
2009	24,022	24,021	—	—	1
2010	15,938	15,938	—	—	—
Thereafter	46,517	46,517	—	—	—

	$224,266	$203,144	$15,899	$4,725	$498

(1)	The Company is also obligated for guarantees, subleases or assigned lease obligations for 22 of the franchise stores through 2011. The majority of the guarantees, subleases and assigned lease obligations were given when the Company sold stores in 1999 as part of its restructuring. The guarantees, subleases and assigned lease obligations continue until the applicable leases expire. The maximum amount of the guarantees, subleases and assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. As of October 1, 2005, the maximum amount of the guarantees, subleases and assigned lease obligations was approximately $10.3 million, which is not included in the table above.

The operating leases included in the above table also do not include contingent rent based upon sales volume, which represented less than 1% of the Company’s minimum lease obligations during the first quarter of Fiscal 2006, or other variable costs such as maintenance, insurance and taxes, which represented approximately 4.5% of minimum lease obligations during the first quarter of Fiscal 2006.

(2)	In Fiscal 2005, the Company and its franchisees purchased in excess of $400 million of merchandise from third party suppliers. The Company currently has one contract, which terminates on December 31, 2005 but may be extended until December 31, 2010 at the suppliers’ option, that provides for minimum merchandise commitments equal to less than 5% per year of our total merchandise purchased from third party suppliers (based on Fiscal 2005 total purchases). These potential merchandise commitments are not reflected in the table above.
      Severance. As of October 1, 2005, the Company had a liability of $638,000 related to severance payments for 18 employees. These severance payments are not reflected in the table above.
      The Company has an aggregate contingent liability of up to $2.0 million related to potential severance payments for 17 employees as of October 21, 2005 and October 1, 2005 pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above.
      In addition, on June 30, 2005, the Company entered into Retention Bonus and Severance Agreements (the “RBS Agreements”) with each of the its named executive officers, except Michael E. Tennenbaum, and other employees. The RBS Agreements provide that each such employee will be paid a one-time, lump sum retention payment of a specified amount if (a) there is a Change in Control or Change in CEO (each as defined therein and each a “Qualifying Event”) within three years of the effective date and (b) such employee remains employed by us or the surviving entity for six months after the Qualifying Event. In addition, the RBS Agreements provide that each such employee will be paid a lump sum severance payment of a specified amount if (a) there is a Qualifying Event and (b) the employee is terminated by us without cause or resigns for good reason (“Termination”) after the Qualifying Event and before the second

PARTY CITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
anniversary of the closing date of the Qualifying Event. The Company will also pay the employer portion of any COBRA continuation coverage timely elected by such employee and will provide such employee with outplacement assistance for three months by a vendor of the Company’s choice (up to a reasonable cost to be established by the Company). Based on the RBS Agreements, the Company had an aggregate contingent liability in the amounts of $1.9 million for retention bonus payments and $6.7 million related to potential severance for 33 employees as of October 21, 2005 and October 1, 2005, none of which is reflected in the table above.
      Operating Leases. The Company closed no stores during the first quarter of Fiscal 2006, as compared to one store closing during the first quarter of Fiscal 2005. A reserve of $704,000 has been recorded for future rent, property tax and utility payments for three stores. The Company does not expect to incur significant additional exit costs relating to these closures.
      As of October 21, 2005, the Company is party to 10 temporary store leases for which it is doing business as the “Halloween Costume Warehouse” for the 2005 Halloween season. Nine of these temporary stores are being leased only for the Fiscal 2006 Halloween season (with all lease terminations prior to the end of the second quarter of 2006). The tenth location will remain open as a permanent Company-owned store.
      On September 16, 2004, the Company entered into a new corporate office lease for 106,000 square feet of office space. The initial term is for 12 years, with two five-year renewal options. The lease contains escalation clauses and obligations for reimbursement of common area maintenance and real estate taxes. The lease for the Company’s current corporate headquarters expired in December 2004, but the Company negotiated an extension of such lease to expire, at the Company’s option, on December 31, 2005, or to continue thereafter on a month-to-month basis. The Company intends to relocate to its new corporate headquarters by the beginning of the third quarter of Fiscal 2006 and intends to vacate its current corporate headquarters thereafter.
      Merchandise Commitments. The Company enters into arrangements to purchase merchandise up to eight months in advance of expected delivery. Historically, these purchase commitments did not contain any significant termination payments or other penalties if cancelled. Certain of these purchase commitments may obligate the Company to specified quantities, even if desired quantities change at a later date. As of October 1, 2005, the Company had approximately $15.9 million of proprietary product for which it has made such purchase arrangements.
      Logistics Initiative Obligations. Logistics initiative obligations include a commitment for the purchase of selected equipment and services associated with the operation of the distribution centers.
      Auto Leases. At October 1, 2005, the Company operated a fleet of 35 leased motor vehicles, primarily for the district managers and regional management. The terms of these leases generally run for 36 months and expire at various times through July 2008.
      Capital Leases. The Company has entered into a capital lease arrangement for a period of three years with a third party provider that involves dedicated assets needed for its logistics initiative. As of October 1, 2005, the contractual obligation of this capital lease is equal to $693,000, which includes $27,000 of imputed interest. The remaining current and long-term portion of this capital lease liability recorded, excluding imputed interest of $22,000 and $5,000 respectively, is $185,000 and $481,000, respectively. The capital lease is not reflected in the above table.
      Other. Pursuant to the terms of the Loan Agreement, the Company had a standby letter of credit of $5.7 million outstanding at October 21, 2005 and October 1, 2005, respectively, relating to general liability and workers compensation insurance, which is not reflected in the above table. At October 21, 2005 and October 1, 2005, the Company had $0 and $4.8 million in borrowings outstanding under the Loan Agreement, which is not included in the table above.

PARTY CITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

11.	Costs Associated with Exit Activities
      In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company has recorded costs related to termination benefits for certain employees, as well as store closure costs during the first quarter of Fiscal 2006. During the fourth quarter of Fiscal 2005, a number of employee positions were eliminated throughout the Company due to a staff restructuring. Based on these eliminations, the Company incurred severance obligations which were partially payable in Fiscal 2005 and the remaining balance to be paid throughout Fiscal 2006. In addition, the Company recorded $30,000 of severance expense in the first quarter of Fiscal 2006.
      A closed store reserve of $704,000 has been recorded for future rent, property tax and utility payments for three stores. The Company does not expect to incur significant additional exit costs relating to these closures. Below is a reconciliation of the activity for the first quarter of Fiscal 2006 (in thousands):

	Severance	Closed Store
	Reserve(a)	Reserve

Balance as of July 2, 2005	537	775
Accrual made in the first quarter of Fiscal 2006	30	(8)
Payments made in the first quarter of Fiscal 2006	(301)	(63)

Balance as of October 1, 2005	$266	$704

(a)	Severance associated with staff restructuring, which took place during the fourth quarter of fiscal 2005 and first quarter of fiscal 2006.

12.	Non-Compete Agreement
      The Company has one non-compete agreement with one of its franchise owners. The Company also has trademark license agreements. All of these agreements are included in other assets and are being amortized using the straight-line method over the life of the agreement. Amortization expense for other intangibles was $20,400 and $19,400 for the fiscal quarters ended October 1, 2005 and October 2, 2004, respectively. The following chart shows the future amortization expense of these intangibles by year until they are fully amortized:

Amortization
Fiscal year ending:	Expense

(In thousands)
2006	$62
2007	82
2008	82
2009	21
2010	1
Thereafter	13

Total amortization expense	$261

13.	Recent Accounting Pronouncements
      In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47 (“Interpretation No. 47”) “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. Interpretation No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform

PARTY CITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of the fiscal years ended after December 15, 2005. The Company has determined that Interpretation No. 47 will not have a material impact on our results of operation, financial position or cash flows.
      In September 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (“FSP No. 123 R-1”) to defer the requirement of SFAS No. 123(R) that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The rights under stock-based payment awards issued to employees by the Company are all dependent on the recipient being an employee of the Company. Therefore, FSP No. 123 R-1 currently does not have an impact on the Company’s consolidated financial statements and its measurement of stock-based compensation in accordance with SFAS No. 123(R).
      In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP No. 13-1”), to give guidance to a lessee on determining whether rental costs associated with operating leases may be capitalized during a construction period. Specifically, FSP No. 13-1 stipulates that such costs shall be (a) recognized as rental expense, (b) included in income from continuing operations, and (c) allocated over the lease term according to the guidance in SFAS No. 13, “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” The guidance in FSP No. FAS 13-1 is effective for the first reporting period beginning after December 15, 2005, with early adoption permitted for financial statements or interim financial statements that have not yet been issued. The Company previously applied the principles of FSP No. 13-1. Accordingly, this will not have any additional impact on the Company’s consolidated financial statements.
      In October 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP No. 123 R-2”) to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). FSP No. 123 R-2 stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in FSP No. 123 R-2 upon its adoption of SFAS No. 123(R).

14.	Subsequent Events
      Warrants. On November 2, 2005, an affiliate of Tennenbaum & Co., LLC and Tennenbaum Capital Partners, LLC, Special Value Bond Fund, LLC exercised its 2,496,000 warrants in full pursuant to the net exercise provisions of the warrant and received 2,332,952 shares of Party City common stock.
      Hurricane Wilma. On October 23, 2005, Hurricane Wilma stormed through the southern region of the United States, severely impacting lives and businesses in Florida. Eleven corporate stores and twenty-three franchise stores were affected, resulting in temporary store closures for a number of days. During this affected period the Company’s temporary store closings are estimated to have reduced total net sales by approximately 0.8%, while franchise temporary store closings are estimated to result in a loss of approximately $100,000 in royalties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We operate specialty retail party supply stores within the continental United States and sell franchises on an individual store and franchise area basis throughout the United States and Puerto Rico. We believe that we are the nation’s largest retail party goods chain. As of October 1, 2005, our network consisted of 503 stores, with 249 Company-owned stores and 254 stores owned by franchisees. Our stores typically range in size from 10,000 to 12,000 square feet. The stores offer a broad selection of brand name and private label merchandise, consisting of more than 15,000 active items, for a wide variety of seasonal and non-seasonal occasions, including: Halloween, Christmas, New Year’s Eve, the Super Bowl, St. Patrick’s Day, Summer Luau, birthdays, graduations, weddings and baby showers.
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
Recent Developments
      As previously announced on September 27, 2005, Berkshire Partners, LLC and Weston Presidio, through their holding company AAH Holdings Corporation, have entered into a definitive agreement to acquire us for a purchase price per share of $17.50 in cash. The acquisition is expected to close by the end of 2005 or the beginning of 2006, subject to receipt of debt financing, approval by our stockholders and other customary conditions, including regulatory approvals.
      The parties to the transaction filed pre-merger notifications with the U.S. antitrust authorities pursuant to the Hart-Scott Rodino Antitrust Improvements Act effective October 7, 2005, and the waiting period expired at 11:59 p.m. on November 7, 2005.
      On November 7, 2005, we filed a definitive proxy statement with the SEC in connection with the proposed merger transaction. We mailed the proxy statement to its stockholders on November 7, 2005. The proxy statement contains important information about us the merger, and related matters. Investors and security holders are urged to read the proxy statement.
      Investors and security holders may obtain free copies of the proxy statement and other documents filed with the SEC by us through the web site maintained by the SEC. In addition, investors and security holders will be able to obtain free copies of the proxy statement from us by contacting Investor Relations, Party City Corporation, 400 Commons Way, Rockaway, New Jersey 07866, (973) 983-0888 ext. 8333.
      We and our directors and executive officers may be deemed to be participants in the solicitation of proxies in respect of the transactions contemplated by the merger agreement. Information regarding our directors and executive officers is contained in the Company’s Annual Report on Form 10-K for the year ended July 2, 2005 and its proxy statement dated October 13, 2004 for its 2004 annual meeting of shareholders, which are filed with the SEC.
Business Strategies
      Beginning in the third quarter of Fiscal 2004, and continuing into the third quarter of Fiscal 2005, we implemented a series of related initiatives to make fundamental improvements in our business, profitability and cash flows. These initiatives primarily focused on: improving the breadth of assortment and quality of our products; offering coordinated assortments; modifying product pricing; reconfiguring our in-store layout to better align product categories and facilitate an easier shopping experience for our customers; improving logistics, including financial, distribution and inventory systems; and strengthening the talent of our employee base.
      While we considered the above initiatives essential to improve customer traffic and strengthen our financial performance, we experienced reduced net sales and earnings during Fiscal 2005, in part related to the transition process resulting from the various initiatives, and also incurred significant initial expenses that were disproportionate to our sales performance. Under the direction of the Executive Committee, we made certain revisions to our business strategies beginning in the fourth quarter of Fiscal 2005, with a focus on achieving the following priorities:

•	to return to positive same-store net sales comparisons on a consistent basis, by increasing both customer traffic and the average transaction;

•	to improve margins through net sales growth as well as leveraging our prior investments in logistics and systems;

•	to foster a more direct, in-depth relationship with our customers through our marketing efforts; and

•	to improve customer service by using our systems and distribution infrastructure to further centralize tasks that otherwise would be done at the store level.
      The revised business strategies included the reinstatement of Party City’s traditional price-value positioning and the adoption of a more aggressive stance in our promotional and advertising programs. These revised strategies were combined with several of our prior initiatives, such as new products and coordinated assortments, an improved store configuration, a commitment to increased in-stock levels in our stores and centralized distribution.
      We believe that the implementation of our revised business strategies, along with our prior initiatives, have contributed to a recent improvement in net sales trends. Same-store net sales for Company-owned stores increased 1.8% in the first quarter of Fiscal 2006 as compared with the first quarter of Fiscal 2005. This improvement represented our first quarterly increase in same-store net sales after six consecutive quarters of negative comparisons to prior year periods. We also experienced an increase of 2.3% in the same store average transaction for the first quarter of Fiscal 2006 as compared to the same quarter of the prior year, although we have not yet achieved our objective of increasing customer traffic. We believe that our current business strategies should provide the basis for further improvements in our operating and financial performance during the remainder of Fiscal 2006.
      Cash Flow and Liquidity. Cash on hand at the end of the first quarter of Fiscal 2006 was $10.6 million, including $4.8 million in advances outstanding under the Company’s loan agreement. This compared with $18.6 million, with no loan advances outstanding, at the end of the first quarter of Fiscal 2005. The decrease in cash on hand was primarily due to investments in inventory and working capital relating to the inclusion of franchise stores in the centralized distribution program and a commitment to increase in-stock levels in our stores, investments in other capital projects and lower net income.
      Inventory. Inventory was $108.0 million at October 1, 2005 compared to $81.7 million at October 2, 2004. The $26.3 million increase was primarily due to: (i) an initiative to improve in-stock positions in Company-owned stores; (ii) inventory needed to support the self-distribution program for both Company-owned and franchise stores; (iii) the opening of 10 temporary Halloween Costume Warehouse stores; and (iv) the timing of seasonal merchandise as compared with prior years.

Key Performance Indicators and Statistics
      We use a number of key indicators of financial condition and operating results to evaluate the performance of our business, including the following:

	Fiscal Quarter Ended

	October 1,	October 2,
	2005	2004

Net sales (in thousands)	$100,622	$98,602
Total Company-owned store count	249	249
Total Company-owned temporary store count	10	—
Average same store net sales for Company-owned stores — current period (in thousands)	$407	$400
Increase (decrease) in Company-owned same store net sales	1.8%	(5.2)%
Same store average net sale per retail transaction(a)	$19.56	$19.12
Gross profit as a percent of net sales	25.9%	27.1%
Store profit (loss) contribution as a percent of net sales	(0.3)%	2.5%
Basic and diluted loss per share	$(0.32)	$(0.18)
EBITDA(b) (in thousands)	$(5,531)	$(805)
Increase (decrease) in franchise same store net sales	1.8%	(2.9)%

(a)	Same store sales divided by same store retail transactions. Retail transactions represent each time a customer makes a purchase or return at the register.

(b)	See EBITDA discussion on page 30.
      The following table shows the growth in our network of Company-owned and franchise stores for the quarter ended October 1, 2005 and October 2, 2004.

	Fiscal Quarter Ended

	October 1,	October 2,
	2005	2004

Store Data:
Company-owned:
Stores open at beginning of period	247	249
Stores opened	2	1
Stores closed	—	(1)

Stores open at end of period	249	249

Weighted-average Company-owned stores open in period	247	249

Franchise:
Stores open at beginning of period	255	257
Stores opened	3	3
Stores closed	(1)	(1)

Stores open at end of period	257	259

Weighted-average franchise stores open in period	255	258

Total Company-owned and franchise stores	506	508

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
      Our accounting policies are more fully described in the notes to our condensed consolidated financial statements contained herein Note 1 of our 2005 10-K. We have identified certain critical accounting policies that are described below.
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
      During the third quarter of Fiscal 2005, we began providing product and logistics services through our distribution network to all of our franchise operators. Revenues and expenses associated with servicing the franchisees through the distribution network include product sales and fixed and variable distribution center expenses, transportation and other selling expenses, respectively. As defined in Emerging Issues Task Force (“EITF”) Issue No. 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent”, we record revenues and expenses related to servicing its franchisees on a gross basis because we act as a principal in the transaction, take title to the products, and hold inventory ownership risk.
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
      Insurance accruals. Our condensed consolidated balance sheets include significant liabilities with respect to self-insured workers’ compensation and general liability claims. We estimated the required liability of such claims as of October 1, 2005, utilizing an actuarial method based upon various assumptions, which include, but are not limited to, our historical loss experience, projected loss development factors, actual payroll and other data. The required liability is also subject to adjustment in the future based upon the changes in claims experience, including changes in the number of incidents (frequency) and changes in the ultimate cost per incident (severity).

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
      Stock Option Expenses. With the adoption of SFAS No. 123(R) on July 3, 2005, the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates. We use an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of industry piers which are obtained from public data sources. We believe this approach is a good predictor of future realized and implied volatilities and is directly relevant for valuing stock options. For stock option grants issued during the three months ended October 1, 2005, we used a weighted-average expected stock-price volatility of 42% based upon the implied volatility at the time of issuance. With regard to the weighted-average option life assumption, we consider the exercise behavior of past grants and model the pattern of aggregate exercises. For stock option grants issued during the three months ended October 1, 2005, we used a weighted-average expected option life assumption of 4.5 years. While we believe the above critical estimates are based on outcomes that are reasonably likely to occur, if we were to increase or decrease the expected option life by 1 year and simultaneously increase or decrease the expected volatility by 100 basis points, recognized compensation expense would have changed approximately $7,000 in either direction for the three months ended October 1, 2005.
      Income Taxes. Temporary differences arising from differing treatment of income and expense items for tax and financial reporting purposes result in deferred tax assets and liabilities that are recorded on the balance sheet. These balances, as well as income tax expense, are determined through management’s estimations, interpretation of tax law for multiple jurisdictions and tax planning. If our actual results differ from estimated results due to changes in tax laws, new store locations or tax planning, our effective tax rate and tax balances could be affected, and these estimates may require adjustment in the future as additional facts become known or as circumstances change.
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
      General and administrative expense includes employee compensation, benefits and taxes, management information systems, marketing, insurance, legal, occupancy, depreciation and other corporate level expenses, less the allocation of corporate expenses to the franchising segment discussed below. Corporate level expenses are primarily attributable to our corporate office in Rockaway, New Jersey and district and regional offices throughout the country.
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

Results of Operations
      The following table sets forth the results of operations for the periods indicated:
PARTY CITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Quarter Ended

	October 1,	October 2,
	2005	2004

	(In thousands, except
	share data)
Statement of Operations Data:
Total revenues	$112,904	$102,549

Company-owned stores:
Net sales	$100,622	$98,602
Cost of goods sold and occupancy costs	74,547	71,857

Gross profit	26,075	26,745
Store operating and selling expense	26,371	24,259

Company-owned store (loss) profit contribution	(296)	2,486
General and administrative expense	11,138	9,722

Retail loss contribution	(11,434)	(7,236)

Franchise stores:
Royalty fees	3,983	3,827
Net sales to franchisees	8,219	—
Franchise fees	80	120

Total franchise revenues	12,282	3,947

Cost of goods sold to franchisees	7,166	—
Franchise transportation and other selling expenses	954	—
Other franchise expense	2,068	1,848

Total franchise expense	10,188	1,848

Franchise profit contribution	2,094	2,099

Operating loss	(9,340)	(5,137)
Interest expense, net	22	57

Loss before income taxes	(9,362)	(5,194)
Benefit from income taxes	(3,791)	(2,103)

Net loss	$(5,571)	$(3,091)

Basic and diluted loss per share	$(0.32)	$(0.18)

Weighted average shares outstanding — basic and diluted	17,304	17,105

Fiscal Quarter Ended October 1, 2005 Compared To Fiscal Quarter Ended October 2, 2004
      Retail. Net sales from Company-owned stores increased 2.0% to $100.6 million for the first quarter of Fiscal 2006 from $98.6 million in the same period last year. The 2.0% increase in net sales resulted from a same store net sales increase of 1.8% and the opening of two new stores as well as 10 temporary Halloween stores, operated under the new Halloween Costume Warehouse brand late in the first quarter of Fiscal 2006. Same store net sales for non-seasonal merchandise increased 1.5% due to the successful introduction of new product. Same store net sales for seasonal merchandise increased 2.0%, which was primarily attributed to a successful

Summer season. Although the customer count in Company-owned stores, on a same store basis, decreased 0.5% during the quarter ended October 1, 2005, the same store average net sale per retail transaction increased 2.3% reflecting an improved merchandise assortment compared with the same time last year. Two stores joined the same store sales group during the first quarter of Fiscal 2006. We opened two new stores and closed no stores during the first quarter of Fiscal 2006 and opened one new store and closed one store during the same period last year.
      Gross profit as a percent of net sales was 25.9% for the first quarter of Fiscal 2006 compared with 27.1% for the same period last year. As shown in the table below, gross profit decreased $600,000 to $26.1 million in the first quarter of Fiscal 2006 from $26.7 million in the same period last year.

	Portion of Total Change
Component	Increase/(Decrease)	Reason of Increase/(Decrease):

	(In millions)
Net sales impact on merchandise margins	$0.5	Due to increased sales on new merchandise assortments.
Merchandise margins (including distribution costs)	(2.0)	Due to transitional distribution costs of $600,000 and increased promotional markdown activity.
Occupancy and other costs	0.9	Due to reduced depreciation expenses

		and insurance liabilities, partially offset by an increase in rent and utility expenses.
Total	$(0.6)

      Store operating and selling expenses were 26.2% and 24.6% of net sales for the first quarter of Fiscal 2006 and Fiscal 2005, respectively. As shown in the table below, store operating and selling expenses increased $2.1 million, or 8.7%, to $26.4 million for the first quarter of Fiscal 2006 from $24.3 million in the same period last year. We incurred pre-opening expenses of $258,000 in the first quarter of Fiscal 2006 for the two new stores opened during the quarter and two new stores projected to open during future periods, while we incurred $28,000 in the first quarter of Fiscal 2005 for one new store opened during such quarter. Pre-opening expenses include payroll and fringe benefits, as well as other operating costs.

	Portion of Total Change
Component	Increase/(Decrease)	Reason of Increase/(Decrease):

	(In millions)
Variable store operating costs	$0.1	Due to increased net sales.
Payroll	(1.0)	Due primarily to reduced labor costs from efficiency improvements.
Other operating costs	3.0	Due to increased advertising expenses, credit card fees and supply costs.

Total	$2.1

      Company-owned store profit contribution as a percent of net sales was a loss of 0.3% for the first quarter of Fiscal 2006 compared with 2.5% in the same period last year. Company-owned store profit contribution decreased $2.8 million to a loss of $0.3 million for the first quarter of Fiscal 2006 from $2.5 million the same period last year.

      General and administrative expenses were 11.1% and 9.9% of net sales for the first quarter of Fiscal 2006 and Fiscal 2005, respectively. As shown in the table below, general and administrative expenses increased $1.4 million to $11.1 million for the first quarter of Fiscal 2006 from $9.7 million in the same period last year.

	Portion of Total Change
Component	Increase/(Decrease)	Reason of Increase/(Decrease):

	(In millions)
Payroll and fringe benefits	$0.2	Due primarily to $500,000 of stock option expenses, partially offset by a decrease in fringe benefit expenses.
Occupancy	0.5	Due to leasing of additional corporate office space.
Professional fees	1.1	Due primarily to $1.4 million of professional fees associated with the proposed merger, partially offset by reduced consulting fees.
Other	(0.4)	Due to a decrease in recruiting fees and store closing costs.

Total	$1.4

      Franchising. We began providing product and logistics services to franchisees in the third quarter of Fiscal 2005. During the first quarter of Fiscal 2006, these services resulted in net income of approximately $98,000.
      Three franchise stores opened during the first quarter of Fiscal 2006. Franchise fees were recognized on two of the store openings amounting to $80,000 in the first quarter of Fiscal 2006 and $120,000 recognized on three store openings in the same period last year. Royalty fees increased 4.1% to $4.0 million in the first quarter of Fiscal 2006 from $3.8 million in the same period last year. This was primarily due to a same store sales increase of 1.8% for the franchise stores in the first quarter of Fiscal 2006 and 13 franchise stores (acquired from us in 1999 as part of our restructuring) that were required to pay royalties in the first quarter of Fiscal 2006 due to the end of a five-year royalty free period.
      Other franchise expenses increased 11.9% to $2.1 million for the first quarter of Fiscal 2006 from $1.8 million for the first quarter of Fiscal 2005. This increase is primarily due to a larger corporate expense allocation.
      Accordingly, franchise profit contribution remained flat with the same period last year at $2.1 million in the first quarter of Fiscal 2006.
      Interest Expense. We recorded net interest expense of $22,000 for the first quarter of Fiscal 2006 as compared with $57,000 during the same period last year. This decrease is mainly due to lower fees as a result of renegotiating our Loan Agreement in July 2005, partially offset by interest expense incurred to support working capital needs throughout the first quarter of Fiscal 2006.
      Income Taxes. An income tax benefit of $3.8 million, or 40.5% of pre-tax income, and $2.1 million, or 40.5% of pre-tax income, was recorded in the first quarter of Fiscal 2006 and Fiscal 2005, respectively.
      Net Income. As a result of the above factors, we recorded a net loss of $5.6 million, or $0.32 per basic and diluted share, in the first quarter of Fiscal 2006, as compared to a net loss of $3.1 million, or $0.18 per basic and diluted share, in the first quarter of Fiscal 2005. Weighted average basic and diluted shares outstanding increased to 17.3 million in the first quarter of Fiscal 2006 from 17.1 million in the same period last year due to the stock option exercises.
Liquidity and Capital Resources
      Our cash requirements have historically been for working capital, the opening of new stores, the improvement and expansion of existing facilities and the improvement of information systems. These cash requirements have been met through cash flow from operations and borrowings under the Loan Agreement. At October 1, 2005, July 2, 2005 and October 2, 2004, working capital was $42.0 million, $46.8 million and

$34.1 million, respectively, reflecting our investments in inventory to increase our in-stock positions in our stores and working capital for the franchise distribution program. Additionally, in the fourth quarter of Fiscal 2005, we paid a settlement of $5.1 million relating to the California overtime wage and hour class action. The foregoing, along with lower net income, were the major factors affecting our ending cash and cash equivalents balance at October 1, 2005, which was $10.6 million, including $4.8 million in advances outstanding under the Loan Agreement, as compared with $11.0 million at July 2, 2005.
      Our current priorities for the use of cash are primarily for investments in working capital and value-added capital projects including, in particular, investments in technology to improve merchandising and distribution, support cost reduction initiatives, improve efficiencies and assist each store to better serve its customers. Key initiatives include:

•	implementing new merchandising systems;

•	transitioning to our new corporate headquarters;

•	investing in our current and future permanent and temporary store locations;

•	improving customer service to foster a more direct, in depth relationship with our customers through our marketing efforts;

•	supporting our logistics initiative, pursuant to which we have outsourced the management of our centralized warehousing and distribution facilities and continued to enhance our distribution network; and

•	servicing our franchise owners participating in the distribution network.
      We believe that the cash generated by operations and cash and cash equivalents, together with the borrowing availability under the Loan Agreement, will be sufficient to meet our working capital needs for the next twelve months, including investments made and expenses incurred in connection with systems development, the logistics initiative and store improvements. We expect to invest approximately $25 million in capital projects during Fiscal 2006, of which we have already invested $3.8 million.
      Our Loan Agreement permits us to consider a wide variety of corporate initiatives intended to improve shareholder value, although there is no assurance that any specific initiative will be pursued or consummated.
Key Indicators of Liquidity and Capital Resources
      The following table sets forth key indicators of our liquidity and capital resources:

	Fiscal Quarter Ended

	October 1,	October 2,
	2005	2004

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$10,638	$18,614
Working capital	41,952	34,116
Total assets	222,095	192,563
Capital leases	693	—
Stockholders’ equity	98,389	93,982
Other Information:
Depreciation and amortization	$3,809	$4,332
Cash Flows (Used In) Provided By:
Operating activities	$(1,732)	$(7,404)
Investing activities	(3,842)	(2,002)
Financing activities	5,178	175

Total cash used in the Company	$(396)	$(9,231)

      Operating Activities. For the fiscal quarter ended October 1, 2005, cash used in operating activities was $1.7 million compared to $7.4 million for the same period last year. The decrease in cash used in operating activities was primarily attributable to reduction of incentive payments, increased tax refunds and timing of other accrued expenses during the quarter. The investment in inventory during this seasonally high period was mostly offset by a corresponding increase in accounts payables.
      Investing Activities. Cash used in investing activities for the fiscal quarter ended October 1, 2005 was $3.8 million compared with $2.0 million in the same period in last year. The increase in cash used in investing activities was primarily attributable to leasehold improvements and furniture and fixtures of $1.5 million for new and existing stores, $1.2 million for the corporate headquarters and development costs for our management information systems of $1.1 million.
      Financing Activities. Cash provided by financing activities was $5.2 million for the fiscal quarter ended October 1, 2005 compared with $0.2 million for the same period last year. The increase in cash provided by financing activities was primarily attributed to $4.8 million in advances under our Loan Agreement to support working capital needs throughout the first quarter of Fiscal 2006.
      Loan Agreement. In January 2003, we entered into a $65 million revolving credit facility (“Loan Agreement”) with Wells Fargo Retail Finance, LLC, as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent. Under the terms of the Loan Agreement, we may borrow amounts based on a percentage of our eligible inventory and credit card receivables, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. Interest on each advance is charged, at the our option, (i) at the adjusted Eurodollar rate per annum, plus the applicable margin which is currently 1.25% (which in the aggregate under the Loan Agreement was 3.86% for a one month term at October 1, 2005) or (ii) at the prime rate per annum, less the applicable margin which is currently 0.25% (which in the aggregate under the Loan Agreement was 6.50% at October 1, 2005). Borrowings under the Loan Agreement are secured by a lien on substantially all of our assets. Pursuant to the terms of the Loan Agreement, we have a standby letter of credit of $5.7 million outstanding at October 1, 2005. At October 21, 2005 and October 1, 2005, we had $0 and $4.8 million in borrowings outstanding under the Loan Agreement. Based on a percentage of current eligible inventory and credit card receivables, we had $49.3 million and $46.7 million available to be borrowed under the Loan Agreement at October 21, 2005 and October 1, 2005, respectively.
      On July 15, 2005, we entered into a third amendment (the “Third Amendment”) to our Loan Agreement, dated January 2003, as amended, by and between Party City Corporation and Wells Fargo Retail Finance, LLC, as arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc. as documentation agent. The purposes of the Third Amendment were: (i) reduce the LIBOR margin payable by us for our borrowings; (ii) reduce the fee structure applicable to unused or outstanding borrowings; (iii) recalculate the borrowing base applicable to borrowings including the reduction in the availability block from $10 million to $5 million; (iv) permit us to elect to increase the maximum revolver amount and revolver commitments to an aggregate amount not to exceed $80 million; and (v) extend the maturity date of the Loan Agreement until June 30, 2009. Certain other definitions and provisions of the Loan Agreement were also amended.
      Warrants. There were no warrants exercised in Fiscal 2005 or the first quarter of Fiscal 2006. As of October 1, 2005 we had 2,496,000 warrants outstanding at an exercise price of $1.07 per share. Subsequent to the close of the fiscal quarter, on November 2, 2005, an affiliate of Tennenbaum & Co., LLC and Tennenbaum Capital Partners, LLC, Special Value Bond Fund, LLC. exercised its 2,496,000 warrants in full pursuant to the net exercise provisions of the warrant and received 2,332,952 shares of Party City common stock.

EBITDA (Earnings before interest, taxes, depreciation and amortization)

	Fiscal Quarter Ended

	October 1,	October 2,
	2005	2004

	(In thousands)
EBITDA:
EBITDA(a)	$(5,531)	$(805)

Most directly comparable GAAP measures:
Net loss	$(5,571)	$(3,091)

Cash flows used in operating activities	$(1,732)	$(7,404)

(a)	Our definition of EBITDA is earnings before interest, taxes, and depreciation and amortization. EBITDA should not be construed as a substitute for net income (loss) or net cash (used in) provided by operating activities (all as determined in accordance with generally accepted accounting principles (“GAAP”)) for the purpose of analyzing our operating performance, financial position and cash flows as EBITDA is not defined by GAAP.

We have presented EBITDA, because we believe it is an indicative measure of, and is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance and a company’s ability to service and/or incur debt. Furthermore, our executive compensation plans base incentive compensation payments on our EBITDA performance measured against budget. EBITDA is also widely used by us and others in our industry to evaluate and price potential acquisitions. EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analyses of our results as reported under GAAP. Some of these limitations are:

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

• EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and

• Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as comparative measures.
      Because we consider EBITDA useful as an operating measure, a reconciliation of EBITDA to net loss follows for the periods indicated:

	Fiscal Quarter Ended

	October 1,	October 2,
	2005	2004

	(In thousands)
EBITDA	$(5,531)	$(805)
Depreciation and amortization	(3,809)	(4,332)
Interest expense, net	(22)	(57)
Benefit from income taxes	3,791	2,103

Net loss	$(5,571)	$(3,091)

      Because we also consider EBITDA useful as a liquidity measure, we present the following reconciliation of EBITDA to our net cash used in operating activities:

	Fiscal Quarter Ended

	October 1,	October 2,
	2005	2004

	(In thousands)
EBITDA	$(5,531)	$(805)
Interest expense, net	(22)	(57)
Benefit from income taxes	3,791	2,103
Amortization of financing costs	18	40
Deferred rent	(61)	(127)
Stock-based compensation	514	7
Provision for doubtful accounts	246	(70)
Other	63	(125)
Changes in assets and liabilities:
Merchandise inventory	(35,160)	(24,301)
Accounts payable	30,503	23,518
Accrued expenses and other current liabilities	3,022	(5,383)
Other long-term liabilities	2,425	60
Other current assets and other assets	(1,540)	(2,264)

Net cash used in operating activities	$(1,732)	$(7,404)

Contractual Obligations and Commercial Commitments
      As of October 1, 2005, our contractual obligations and commercial commitments are as follows:

		Operating	Merchandise	Logistics
		Leases	Commitments	Initiative
	Total	(1)	(2)	Obligations	Auto Leases

	(In thousands)
Fiscal year ending:
2006	$54,671	$36,540	$15,899	$2,025	$207
2007	47,286	44,368	—	2,700	218
2008	35,832	35,760	—	—	72
2009	24,022	24,021	—	—	1
2010	15,938	15,938	—	—	—
Thereafter	46,517	46,517	—	—	—

	$224,266	$203,144	$15,899	$4,725	$498

(1)	We are also obligated for guarantees, subleases or assigned lease obligations for 22 of the franchise stores through 2011. The majority of the guarantees, subleases and assigned lease obligations were given when we sold stores in 1999 as part of our restructuring. The guarantees, subleases and assigned lease obligations continue until the applicable leases expire. The maximum amount of the guarantees, subleases and assigned lease obligations may vary, but is limited to the sum of the total amount due under the lease. As of October 1, 2005, the maximum amount of the guarantees, subleases and assigned lease obligations was approximately $10.3 million, which is not included in the table above.

The operating leases included in the above table also do not include contingent rent based upon sales volume, which represented less than 1% of our minimum lease obligations during the first quarter of Fiscal 2006, or other variable costs such as maintenance, insurance and taxes, which represented approximately 4.5% of minimum lease obligations during the first quarter of Fiscal 2006.

(2)	In Fiscal 2005, we and our franchisees purchased in excess of $400 million of merchandise from third party suppliers. We currently have one contract, which terminates on December 31, 2005 but may be extended until December 31, 2010 at the suppliers’ option, that provides for minimum merchandise commitments equal to less than 5% per year of our total merchandise purchased from third party suppliers (based on Fiscal 2005 total purchases). These potential merchandise commitments are not reflected in the table above.

      Severance. As of October 1, 2005, we had a liability of $638,000 related to severance payments for 18 employees. These severance payments are not reflected in the table above.
      We had an aggregate contingent liability of up to $2.0 million related to potential severance payments for 17 employees as of October 21, 2005 and October 1, 2005 pursuant to their respective employment agreements. These potential severance payments are not reflected in the table above.
      In addition, on June 30, 2005, we entered into Retention Bonus and Severance Agreements (the “RBS Agreements”) with each of the our named executive officers, except Michael E. Tennenbaum, and other employees of ours. The RBS Agreements provide that each such employee will be paid a one-time, lump sum retention payment of a specified amount if (a) there is a Change in Control or Change in CEO (each as defined therein and each a “Qualifying Event”) within three years of the effective date and (b) such employee remains employed by us or the surviving entity for six months after the Qualifying Event. In addition, the RBS Agreements provide that each such employee will be paid a lump sum severance payment of a specified amount if (a) there is a Qualifying Event and (b) the employee is terminated by us without cause or resigns for good reason (“Termination”) after the Qualifying Event and before the second anniversary of the closing date of the Qualifying Event. We will also pay the employer portion of any COBRA continuation coverage timely elected by such employee and will provide such employee with outplacement assistance for three months by a vendor of the our choice (up to a reasonable cost to be established by us). Based on the RBS Agreements, we had an aggregate contingent liability in the amounts of $1.9 million for retention bonus payments and $6.7 million related to potential severance for 33 employees as of October 21, 2005 and October 1, 2005, none of which is reflected in the table above.
      Operating Leases. We closed no stores during the first quarter of Fiscal 2006, as compared to one store closing during the first quarter of Fiscal 2005. A reserve of $704,000 has been recorded for future rent, property tax and utility payments for three stores. We do not expect to incur significant additional exit costs relating to these closures.
      As of October 21, 2005, we are party to 10 temporary store leases for which we are doing business as the “Halloween Costume Warehouse” for the 2005 Halloween season. Nine of these temporary stores are being leased only for the Fiscal 2006 Halloween season (with all lease terminations prior to the end of the second quarter of 2006). The tenth location will remain open as a permanent Company-owned store.
      On September 16, 2004, we entered into a new corporate office lease for 106,000 square feet of office space. The initial term is for 12 years, with two five-year renewal options. The lease contains escalation clauses and obligations for reimbursement of common area maintenance and real estate taxes. The lease for our current corporate headquarters expired in December 2004, but we negotiated an extension of such lease to expire, at our option, on December 31, 2005, or to continue thereafter on a month-to-month basis. We intend to relocate to our new corporate headquarters by the beginning of the third quarter of Fiscal 2006 and intend to vacate our current corporate headquarters thereafter.
      Merchandise Commitments. We enter into arrangements to purchase merchandise up to eight months in advance of expected delivery. Historically, these purchase commitments did not contain any significant termination payments or other penalties if cancelled. Certain of these purchase commitments may obligate us to specified quantities, even if desired quantities change at a later date. As of October 1, 2005, we had approximately $15.9 million of proprietary product for which we have made such purchase arrangements.
      Logistics Initiative Obligations. Logistics initiative obligations include a commitment for the purchase of selected equipment and services associated with the operation of the distribution centers.
      Auto Leases. At October 1, 2005, we operated a fleet of 35 leased motor vehicles, primarily for the district managers and regional management. The terms of these leases generally run for 36 months and expire at various times through July 2008.

      Capital Leases. We have entered into a capital lease arrangement for a period of three years with a third party provider that involves dedicated assets needed for our logistics initiative. As of October 1, 2005, the contractual obligation of this capital lease is equal to $693,000, which includes $27,000 of imputed interest. The remaining current and long-term portion of this capital lease liability recorded, excluding imputed interest of $22,000 and $5,000 respectively, is $185,000 and $481,000, respectively. The capital lease is not reflected in the above table.
      Other. Pursuant to the terms of the Loan Agreement, we had a standby letter of credit of $5.7 million outstanding at October 21, 2005 and October 1, 2005, respectively, relating to general liability and workers compensation insurance, which is not reflected in the above table. At October 21, 2005 and October 1, 2005, we had $0 and $4.8 million in borrowings outstanding under the Loan Agreement, which is not included in the table above.
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
Seasonality
      Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of our net sales, cash flows and net income in our second Fiscal quarter principally due to the net sales in October for the Halloween season and, to a lesser extent, due to holiday sales for end of year holidays. We expect that this general pattern will continue.
      Our results of operations and cash flows may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and store closings and the timing of the acquisition and disposition of stores.
Recent Accounting Pronouncements
      In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47 (“Interpretation No. 47”) “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”. Interpretation No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of the fiscal years ended after December 15, 2005. We have determined that Interpretation No. 47 will not have a material impact on our results of operation, financial position or cash flows.
      In September 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (“FSP No. 123 R-1”) to defer the requirement of SFAS No. 123(R) that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The rights under stock-based payment awards issued to employees by us are all dependent on the recipient being an employee of us. Therefore, FSP No. 123 R-1 currently does not have an impact on our consolidated financial statements and our measurement of stock-based compensation in accordance with SFAS No. 123(R).

      In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP No. 13-1”), to give guidance to a lessee on determining whether rental costs associated with operating leases may be capitalized during a construction period. Specifically, FSP No. 13-1 stipulates that such costs shall be (a) recognized as rental expense, (b) included in income from continuing operations, and (c) allocated over the lease term according to the guidance in SFAS No. 13, “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” The guidance in FSP No. FAS 13-1 is effective for the first reporting period beginning after December 15, 2005, with early adoption permitted for financial statements or interim financial statements that have not yet been issued. We previously applied the principles of FSP No. 13-1. Accordingly, this will not have any additional impact on our consolidated financial statements.
      In October 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (“FSP No. 123 R-2”) to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). FSP No. 123 R-2 stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We have applied the principles set forth in FSP No. 123 R-2 upon its adoption of SFAS No. 123(R).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      In the normal course of doing business, we are exposed to interest rate change and market risk. Our business is seasonal and our borrowing patterns follow such seasonality. Debt balances generally go up in the spring and down in the fall. Under the terms of the Loan Agreement, we may borrow amounts based on a percentage of our eligible inventory and credit card receivables, subject to certain borrowing conditions and customary sub-limits, reserves and other limitations. Interest on each advance is charged, at our option, (i) at the adjusted Eurodollar rate per annum, plus the applicable margin which is currently 1.25% (which in the aggregate under the Loan Agreement was 3.86% for a one month term at October 1, 2005) or (ii) at the prime rate per annum, less the applicable margin which is currently 0.25% (which in the aggregate under the Loan Agreement was 6.50% at October 1, 2005). Therefore, any sudden material increase in the Eurodollar rate or prime rate in a peak borrowing period may negatively impact our short term results. However, because we pay our outstanding debt down quickly, such an increase would not affect us unless it were very large. A hypothetical 1.0% increase or decrease in interest rates in the associated debt’s variable rate would not materially affect our results of operations or cash flows.

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
      As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chairman of the Executive Committee and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing and for the reasons specified below, our management, including our Chairman of the Executive Committee and Chief

Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report. In light of the material weakness described below, we performed additional analyses and other procedures to ensure our condensed consolidated financial statements are prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Material Weakness
      During the audit of our consolidated financial statements for Fiscal 2005, Deloitte & Touche LLP, our independent registered public accounting firm, and management notified our audit committee that we had identified a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In particular, during the financial closing and reporting process in connection with the audit, errors were identified that resulted from a weakness in our financial closing and reporting process, specifically, review, monitoring and analysis of selected account balances and technical interpretation of GAAP. These deficiencies resulted in adjustments to the consolidated financial statements as of July 2, 2005, of which two were material errors: (i) we incorrectly calculated goodwill impairment in accordance with SFAS No. 142, and we were required to record an additional $1.6 million of goodwill impairment; and (ii) we incorrectly classified $1.4 million relating to accrued property and equipment in investing activities in our consolidated statement of cash flows. We have not yet fully remediated this material weakness, and therefore, because of the significance of the financial closing and reporting process, our management, including our chairman of the executive committee and CFO, has concluded that these inadequacies in our internal control over financial reporting constitute a material weakness as of October 1, 2005.

Remediation Steps to Address Material Weakness
      We continue to review our resources for evaluating and resolving non-routine and/or complex accounting transactions to determine the proper remediation for the material weakness identified. While we believe the primary reason for the material weakness was due to an atypical overload of our accounting and financial staff relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the first time, we may conclude to take one or more of the following actions: (a) hire additional qualified employees in our finance and accounting departments that have experience with complex accounting transactions; (b) enhance training relating to GAAP in respect of non-routine and/or complex accounting transactions; (c) adopt more rigorous policies and procedures with respect to goodwill impairment testing and classification of cash flows, and (d) engage a third party specialist to assist the Company’s personnel conducting comprehensive and detailed reviews of non-routine and/or complex accounting transactions. While we intend to take all necessary actions to remediate the material weakness, there remains a risk that the transitional procedures which we may take will not be sufficient.

Changes in Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting during the fiscal quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      In addition, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies and procedures or in other areas that could significantly affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings
      The information set forth in Note 8 in the Condensed Consolidated Financial Statements included herein is hereby incorporated by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      In September 2001, the Board of Directors authorized us to repurchase up to $15 million of our outstanding common stock at a price not to exceed $7.00 per share, which was amended on February 7, 2003 to a price not to exceed $10.00 per share. Stock repurchases are made at the discretion of management. There were no stock repurchases during the first quarter of Fiscal 2006. As of October 1, 2005, we had purchased 747,012 shares for an aggregate amount of $5.9 million or 39.6% of the total amount to be purchased.

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

PARTY CITY CORPORATION

By:	/s/MICHAEL E. TENNENBAUM

Michael E. Tennenbaum
Chairman of the Executive Committee

By	/s/GREGG A. MELNICK

Gregg A. Melnick
Chief Financial Officer
Date: November 10, 2005

EXHIBIT INDEX

Exhibit
No.

2.1	Agreement and Plan of Merger (the “Merger Agreement”), dated September 26, 2005, by and between the Company, Amscan Holdings, Inc., and BWP Acquisition, Inc., incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on September 26, 2005.
2.2	First Amendment to the Merger, dated October 11, 2005, by and between the Company, Amscan Holdings, Inc., and BWP Acquisition, Inc., incorporated by reference the Company’s Current Report on Form 8-K as filed with the SEC on October 11, 2005.
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 17, 2004.
3.2	Bylaws of the Company, as amended, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 12, 2003 (the “November 2003 10-Q”).
4.1	Specimen stock certificate evidencing the Common Stock, incorporated by reference from the Company’s Registration Statement, as amended, on Form S-1 Number 333-00350 as filed with the SEC on January 18, 1996 (the “S-1”).
10.1	Form of Unit Franchise Agreement entered into by the Company and franchisees, incorporated by reference from the S-1.
10.2	Amended and Restated Investor Rights Agreement, dated as of August 18, 2003, by and among the Company and the Investors, incorporated by reference from the Company’s Annual Report on Form 10-K as filed with the SEC on September 26, 2003 (the “September 2003 10-K”).
10.3	Description of oral consulting agreement between the Company and Ralph Dillon, incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 13, 2001.
10.4	Consulting Agreement between the Company and Dillon Associates Retail Consultants, dated April 12, 2005, incorporated by reference from the Company’s Current Report 8-K as filed with the SEC on April 18, 2005.
10.5	Employment Agreement of Steven Skiba, dated as of November 29, 2002, by and between the Company and Steven Skiba, incorporated by reference from the September 2003 10-K.
10.6	Employment Agreement of Linda M. Siluk, dated as of November 7, 2003, by and between the Company and Linda M. Siluk, incorporated by reference from the November 2003 10-Q.
10.7	Separation Agreement of Linda M. Siluk, dated as of September 30, 2004, by and between the Company and Linda M. Siluk, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2004.
10.8	Employment Agreement of Warren Jeffrey, dated as of November 7, 2003, by and between the Company and Warren Jeffery, incorporated by reference from the November 2003 10-Q. This Employment Agreement was terminated as of January 8, 2005, as specified in the Company’s Current Report on Form 8-K as filed with the SEC on December 30, 2004.
10.9	Employment Agreement of Richard H. Griner dated as of January 12, 2004, by and between the Company and Richard H. Griner, incorporated by reference from the February 2004 10-Q.
10.10	Employment Agreement of Gregg A. Melnick, dated as of September 7, 2004, by and between the Company and Gregg A. Melnick incorporated by reference from the Company’s Current Report on Form 8-K as filed on September 9, 2004.
10.11	Employment Agreement of Lisa Laube, dated as of April 26, 2004, by and between the Company and Lisa Laube, incorporated by reference from the Company’s Current Report on Form 10-Q as filed with the SEC on November 12, 2004.
10.12	Employment Agreement of Nancy Pedot, dated December 23, 2004, by and between the Company and Nancy Pedot, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on December 27, 2004.
10.13	Separation Agreement of Nancy Pedot, dated March 30, 2005, by and between the Company and Nancy Pedot, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on August 1, 2005.

Exhibit
No.

10.14	Form of Indemnification Agreement, dated May 26, 2005, by and between the Company and each of its directors, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on May 26, 2005.
10.15	Form of Retention Bonus and Severance Agreements, dated June 30, 2005, by and between the Company and certain employees of the Company, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on July 5, 2005.
10.16	Management Stock Purchase Plan of the Company, incorporated by reference from the Registration of Form S-8 as filed with the SEC on July 23, 2001.
10.17	Employee Stock Purchase Plan of the Company, incorporated by reference from the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, included within Form 14-A as filed with the SEC on October 18, 2001.
10.18	Amended and Restated 1994 Stock Option Plan, incorporated by reference from the Company’s Registration Statement on Form S-8 as filed with the SEC on January 9, 1997.
10.19	1999 Stock Incentive Plan (Amended and Restated as of October 17, 2003), incorporated by reference from the Company’s Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders included within Form 14-A as filed with the SEC on October 20, 2003.
10.20	Form of Employee Stock Option Agreement (1999 Stock Incentive Plan) incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 10, 2005 (the “February 2005 10-Q”).
10.21	Forms of Non-Employee Director Stock Option Agreement (1999 Stock Incentive Plan) incorporated by reference from the February 2005 10-Q.
10.22	Summary of Fiscal Year 2005 Corporate Bonus Plan incorporated by reference from the February 2005 10-Q.
10.23	Compensation Payable to Non-Employee Directors incorporated by reference from the February 2005 10-Q.
10.24	Loan and Security Agreement, dated January 9, 2003, by and between the Company and Wells Fargo Retail Finance, LLC (“WFRF”), as the arranger, collateral agent and administrative agent, and Fleet Retail Finance, Inc., as the documentation agent, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on January 10, 2003.
10.25	First Amendment to the Loan Agreement, dated February 10, 2005 by and between the Company and WFRF, incorporated by reference from the February 2005 10-Q.
10.26	Second Amendment to the Loan, dated June 23, 2005 by and between the Company and WFRF, incorporated by reference from the Company’s Current Report on Form 10-K as filed with the SEC on September 15, 2005.
10.27	Third Amendment to the Loan Agreement, dated July 15, 2005 by and between the Company and WFRF, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on July 19, 2005.
10.28	Stock Pledge Agreement, dated January 9, 2003, by and among the Company, Party City Michigan, Inc. and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.
10.29	Trademark Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.
10.30	Copyright Security Agreement, dated January 9, 2003, by and between the Company and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.
10.31	Guaranty and Security Agreement, dated January 9, 2003, by and between PCMI and WFRF, as the arranger, collateral agent and administrative agent for the lender group under the Loan Agreement, incorporated by reference from the September 2003 10-K.
10.32	Agreement of Lease, dated September 16, 2004, by and between the Company and North Jersey Green 501, LLC, for the Company’s new corporate headquarters, incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on September 20, 2004.

Exhibit
No.

10.33		First Modification of Agreement of Lease, dated January 26, 2005 by and between the Company and North Jersey Green 501, LLC incorporated by reference from the February 2005 10-Q.
10.34		Voting Agreement, dated September 26, 2005, by and among Michael E. Tennenbaum, Tennenbaum Capital Partners, LLC, Tennenbaum & Co., LLC, Special Bond Fund, LLC, Special Value Absolute Return Fund, LLC, and Special Value Bond Fund II, LLC, and Amscan Holdings, Inc., incorporated by reference from the Company’s Current Report on Form 8-K as filed with the SEC on September 26, 2005.
*15	.1	Awareness Letter of Deloitte & Touche LLP.
*23	.1	Consent of Deloitte & Touche LLP.
*31	.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included herein.